Form 10-K
period 1999-12-31
NATCO GROUP INC
filed 2000-03-29
CIK 1057693

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999      COMMISSION FILE NUMBER: 1-15603

                                NATCO GROUP INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      22-2906892
       (State or other Jurisdiction of              (I.R.S. Employer Identification No.)
        Incorporation or Organization)

               2950 N. LOOP WEST, 7TH FLOOR, HOUSTON, TEXAS 77092
              (Address of principal executive offices) (zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 683-9292

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
  Common stock A, $0.01 par value per share               New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ ]     No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
                                Form 10-K.  [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant.

As of March 15, 2000................................................       $108,432,683

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of March 15, 2000        Common stock A, $0.01 par value per       14,147,374 shares
                            share
                            Common stock B, $0.01 par value per          471,739 shares
                            share

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the NATCO Group Inc. Notice of Annual Meeting of Stockholders and Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which the Registrant intends to file within 120 days of December 31, 1999, are incorporated by reference in Part III of this form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                NATCO GROUP INC.

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         NO.
                                                                         ----
                                   PART I
Item 1.   Business....................................................      3
Item 2.   Properties..................................................      9
Item 3.   Legal Proceedings...........................................      9
Item 4.   Submission of Matters to a Vote of Security Holders.........      9
                                   PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................      9
Item 6.   Selected Financial Data.....................................      6
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      6
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     22
Item 8.   Financial Statements and Supplementary Data.................     23
          Consolidated Financial Statements...........................     24
          Notes to Consolidated Financial Statements..................     29
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     47
                                  PART III
          Information called for by Part III has been omitted as the
          Registrant intends to file with the Securities and Exchange
          Commission not later than 120 days after the close of its
          fiscal year a definitive Proxy Statement pursuant to
          Regulation 14A.
                                   PART IV
Item 14.  Exhibits, Financial Statements Schedules and Reports on Form
          8-K.........................................................     48
Signatures............................................................     52

                                     PART I

ITEM 1. BUSINESS

     NATCO Group Inc. (the Company) is a leading provider of wellhead equipment, systems and services used in the production of oil and gas, primarily at or near the wellhead, to separate oil and gas within a hydrocarbon stream and to remove contaminants. Separation and decontamination at the wellhead are necessary to meet the specifications of transporters and end users. These products and services are used in onshore and offshore fields in most major oil and gas producing regions in the world.

     The Company designs and manufactures a diverse line of production equipment including: (1) separators, which separate a hydrocarbon stream into oil, gas and water; (2) dehydration and desalting units, which remove water and salt from oil and gas; (3) heaters, which prevent solids from forming in gas and reduce the viscosity of oil; (4) gas conditioning units and membrane separation systems, which remove carbon dioxide and other contaminants from a gas stream; (5) water filtration systems, which remove oil and contaminants from water derived from the production process; and (6) control systems, which monitor and control production equipment.

     The Company was incorporated in Delaware during 1988 and in 1989 acquired National Tank Company (NATCO) from Combustion Engineering, Inc. (C-E). The Company acquired Total Engineering Services Team Inc. (TEST) in June 1997 from Weatherford Enterra, Inc. and The Cynara Company (Cynara) in November 1998 from a group of private investors.

     The Company's products and services are offered as either integrated systems or individual components through four business segments: (1) traditional production equipment and services, a segment which primarily provides standardized components, replacement parts and used components and equipment servicing; (2) engineered systems, a segment which primarily provides customized, large scale integrated oil and gas production systems; (3) instrumentation and electrical systems, a segment which provides control panels and systems that monitor and control oil and gas production; and (4) Canadian operations, a segment which provides traditional production equipment and services and engineered systems.

TRADITIONAL PRODUCTION EQUIPMENT AND SERVICES

     Traditional production equipment and services consists of production equipment, replacement parts, and used equipment refurbishing and servicing and are sold primarily onshore in North America and in the Gulf of Mexico. The equipment built for the North American oil and gas industry "off the shelf" or in customized variations of standardized equipment requires limited engineering. Traditional production equipment and services are marketed through 31 sales and service centers in the United States, two in Canada and one in Venezuela.

     Traditional production equipment includes:

          Separators. Separators are used for the primary separation of a hydrocarbon stream into oil, water and gas. The separator product line includes: horizontal separators, which are used to separate hydrocarbon streams with large volumes of gas, liquids or foam; vertical separators, which are used to separate hydrocarbon streams containing contaminants including salt and wax; filter separators, which are used to remove particulate contaminants from gas streams; and Thermo Pak(TM) Units, which are used for the combined heating and separating of production in cold climates.

          Oil Dehydration Equipment. Oil dehydrators are used to remove water from oil. The oil dehydration product line includes: horizontal PERFORMAX(R) treaters, which separate oil and water mixtures using gravity and proprietary technology; Dual Polarity(R) electrostatic treaters, which dehydrate oil using high voltage electrical pulsation; vertical treaters, which optimize recovery of condensable, salable hydrocarbons; Vertical Flow Horizontal (VFH(TM)) processors, which combine the advantages of horizontal and vertical vessels to remove gas and water from oil streams; and heater-treaters, which use heat to accelerate the dehydration process.

          Heaters. Heaters are used to reduce the viscosity of oil to improve flow rates and to prevent hydrates from forming in the gas stream. The Company manufactures both indirect fired heaters and standardized and customized direct fired heaters. In each system, heat is transferred to the hydrocarbon stream through a medium such as water, water/glycol, steam, salt or flue gas. The heater product line includes: water bath heaters; vaporizers used to vaporize propane and other liquefied gases; salt bath heaters; steam bath heaters; and Controlled Heat Flux (CHF(TM)) heaters, which use combustion to create a heat transfer medium.

          Gas Conditioning Equipment. Gas conditioning equipment removes contaminants from gas streams. Gas conditioning equipment includes: glycol dehydration equipment, which exposes gas streams to glycol in order to remove water vapor; amine systems, which use amine to remove acidic gases such as hydrogen sulfide and carbon dioxide from gas streams; conditioning equipment used to remove hydrogen sulfide from gas; Glymine(R) units, which combine the effects of glycol equipment and amine systems; the BTEX-Buster(R), which virtually eliminates the emissions of volatile hydrocarbons associated with glycol dehydration reboilers; and Desi-Dri(R) Systems, which use highly compressed drying agents to remove water vapor from gas streams.

          Gas Processing Equipment. The Company offers standard and custom processing equipment for the extraction of liquid hydrocarbons to meet feed gas and liquid product requirements. The Company manufactures several standard mechanical refrigeration units for the recovery of salable hydrocarbon liquids from gas streams. Low Temperature Extractor (LTX(R)) units are mechanical separation systems designed for handling high-pressure gas at the wellhead. These systems remove liquid hydrocarbons from gas streams more efficiently and economically than other methods.

          Water Treatment Equipment. The Company designs and manufactures water treatment and conditioning equipment for the removal of contaminants from water extracted in oil and gas production. Oil producers use our PERFORMAX(R) Matrix Plate Coalescer in primary separators of oil and water and final skimming. Flow splitters remove gases from an oil-water dispersion, separate oil and water and discharge the oil and/or emulsion through controllable outlets.

          Equipment Refurbishment. The Company sources, refurbishes and integrates used oil and gas production equipment. Customers that purchase this equipment enjoy reduced delivery times and lower equipment costs relative to new equipment. The used equipment market is focused primarily in North America, both onshore and offshore, although we have observed a growing interest internationally. The Company has entered into agreements with major and large independent oil companies in both the United States and Canada to evaluate, track and refurbish used production equipment and may act as a broker between another oil company and our customer or may purchase, refurbish and sell used equipment to our customers. The Company believes that it has one of the largest databases in the North American oil and gas industry of available surplus production equipment. This database, coupled with the Company's extensive refurbishing facilities and experience, enables the Company to respond to customer requests for refurbished equipment quickly and efficiently.

          Parts, Service and Training. The Company provides replacement parts for our own equipment and for equipment manufactured by others. Each branch of our marketing network also serves as a local parts and service business. The Company has service employees stationed in some branches of Wilson Supply Company and National-Oilwell, Inc. The Company also offers operational and safety training to the oil and gas production industry and uses training programs as a marketing tool for our other products and services.

ENGINEERED SYSTEMS

     The Company designs, engineers and manufactures these systems for large production development projects throughout the world. The Company also provides start-up services for our engineered products. Engineered systems typically require a significant amount of technology, engineering and project management.

     Engineered systems are marketed through direct sales forces based in Houston, Calgary, London, Tokyo, Kuala Lumpur and Caracas, augmented by independent representatives in other countries. The Company also uses the unique oil testing capabilities at its research and development facility to market engineered systems. This capability enables the Company to determine equipment specifications that best suit customers' requirements. Engineered systems include:

     Integrated Oil and Gas Processing Trains. These consist of multiple units that process oil and gas from primary separation through contaminant removal. For example, the Company designed, manufactured and assembled a module for a production facility situated off the coast of West Africa that is capable of processing 20,000 barrels of oil, 4,000 barrels of water and 24 million standard cubic feet of gas per day. Also, the Company designed, manufactured and installed process systems for BP Exploration (Alaska), Inc.'s Badami development on the North Slope of Alaska and its Northstar development, also located on the North Slope.

     Floating Production Systems. These consist of large skid-mounted processing units used in conjunction with semi-submersible, converted tankers and other floating production vessels. Floating production equipment must be specially designed to overcome the detrimental effects of wave motion on floating vessels. The Company pioneered and patented the first wave-motion production vessel internal system and continues to advance this technology at its research and development facility using a wave-motion table, which simulates a variety of sea states.

     Dehydration and Desalting Systems. Dehydration and desalting involves the removal of water and salt from an oil stream. Desalting is a specialized form of dehydration. In this process, water is injected into an oil stream to dissolve the salt and the saltwater is then removed from the stream. Large production projects often use electrostatic technology to desalt oil. The Company believes that it is the leading developer of electrostatic technologies for oil treating and desalting.

     One of the Company's dehydration and desalting systems, the Electro Dynamic(TM) Desalter, can be used in oil refineries, where stringent desalting requirements have grown increasingly important. These requirements have increased as crude quality has declined and catalysts have become more sensitive and sophisticated, requiring lower levels of contaminants. The reduced number of vessels employed by this system is particularly important in refinery applications where space is at a premium.

     Large Gas Processing Facilities. The Company provides large gas processing facilities for the separation, heating, dehydration and removal of liquids and contaminants to produce pipeline or liquefaction-quality gas. The Company also designs, manufactures and, in some cases, operates gas-processing facilities that remove carbon dioxide from gas streams. These facilities use Cynara's membrane technology, which provides the most cost-effective separation solution for gas streams containing more than 20% carbon dioxide. A primary market for this application is production from gas wells, such as those located in Southeast Asia, which have high levels of naturally occurring carbon dioxide. Another market is production from wells, such as those located in West Texas, in which carbon dioxide injection is used to enhance the recovery of oil and gas reserves.

     Downstream Facilities. The Company offers several technologies that have crossover applications in the refinery and petrochemical sectors. Most involve aspects of oil treating and water treating. We discussed above the use in refineries of one of our dehydration and desalting systems. In addition, the Company can provide DOX(TM) units to ethylene processors that clean both heavy and light dispersed oil from water.

NATCO CANADA

     NATCO Canada provides a combination of traditional production equipment and services and engineered systems to oil and gas producers in Western Canada. Most production equipment manufactured by NATCO Canada is similar in design and purpose to that built in the U.S. with modifications to operate in a cold weather environment. Periodically, NATCO Canada engineering and manufacturing capacity is drawn upon to assist in our engineered systems projects.

INSTRUMENTATION AND ELECTRICAL SYSTEMS

     The primary market for instrumentation and electrical systems is in offshore applications throughout the world. The Company markets and services these products through a four-branch network primarily located in the Gulf Coast area. These instrumentation and electrical systems include:

     Control Systems. The Company designs, assembles and installs pneumatic, hydraulic, electrical and computerized control panels and systems. These systems monitor and change key parameters of oil and gas production systems. Key parameters include wellhead flow control and emergency shutdown of production and safety systems. A control system consists of a control panel and related tubing, wiring, sensors and connections.

     Engineering and Field Services. The Company provides start-up support, testing, maintenance, repair, renovation, expansion and upgrade of control systems including those designed or installed by competitors. Company design and engineering staff also provide contract electrical engineering services.

     SCADA Systems. Supervisory control and data acquisition (SCADA) systems provide remote monitoring and control of equipment, production facilities, pipelines and compressors via radio, cellular phone, microwave and satellite communication links. SCADA systems reduce the number of personnel and frequency of site visits, and allow for continued production during periods of emergency evacuation, thereby reducing operating costs.

     For a discussion of summarized financial information concerning the Company's reportable segments and operations by geographical region for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, see Note 20 of Notes to Consolidated Financial Statements.

MARKET ISSUES

     Demand for oil and gas production equipment and services is driven primarily by the following: (1) levels of production of oil and gas in response to worldwide demand; (2) the discovery of new oil and gas fields; (3) the changing production profiles of existing fields (meaning the mix of oil, gas and water in the hydrocarbon stream and the level of contaminants); and (4) the quality of new hydrocarbon production.

     Generally, oil and gas exploration and production companies reduce exploration and development activity during periods of weak oil prices and demand and increase this activity during periods of strong oil prices and demand. The extent to which the revenues of the industry increase depends upon the success of the exploration efforts. In general, these revenue increases lag expansion of exploration and development capital budgets in times of recovery in the oil and gas industry. These lag times can be up to several years in offshore operations but are generally shorter for onshore operations.

     Changing production profiles in existing fields also increase the demand for products and services in the industry. As existing fields are reworked or enhanced recovery methods are employed, additional and more complex equipment may be required to produce oil and gas from these fields. This can result from changes in the mix of oil and gas produced by the field or an increase in water, carbon dioxide or other naturally occurring contaminants or as the result of enhanced recovery techniques. In addition, many new oil and gas fields contain lower quality hydrocarbon streams that require more complex production equipment. Examples include carbon dioxide rich formations in West Texas and Southeast Asia and heavy crude in Western Canada and in the Orinoco Delta in Venezuela.

CUSTOMER RELATIONSHIPS

     The Company has devoted a considerable portion of its marketing time and effort to develop and maintain relationships with key customers. Some of these relationships are project-specific, such as the Company's participation as an "alliance" partner with BP Amoco in several Alaskan projects, or with Mobil in the development of its Chinook platform in the Gulf of Mexico. In other instances, the Company is a preferred supplier for products and services to key customers in particular equipment lines or over large geographic areas. Examples of this preferred supplier role include the Company's relationships with BP Amoco, UPR, Sonat Exploration, Chevron Canada, Mobil Oil Canada and Renaissance.

COMPETITION

     Contracts for the Company's products and services are generally awarded on a competitive basis and competition is intense. The most important factors considered by customers in awarding contracts include the availability and capabilities of equipment, the ability to meet the customer's delivery schedule, price, reputation, experience and safety record.

     Historically, the existence of overcapacity in the industry has caused increased price competition in many areas of the business. In addition, the Company may encounter obstacles in its international operations that impair its ability to compete in individual countries. These obstacles may include: (1) subsidies granted in favor of local companies; (2) taxes, import duties and fees imposed on foreign operators; (3) lower wage rates in foreign countries; and (4) fluctuations in the exchange value of the United States dollar compared with the local currency. Any or all these factors could adversely affect the Company's ability to compete and thus adversely affect its results of operations.

     The Company's primary competitors in the Traditional Production Equipment and Services business segment are the Smith division of Hanover Compressor Corp., as well as numerous privately held, mainly regionalized companies. The primary competitors in the Engineered Systems business segment, are Baker Hughes Process Systems, a division of Baker Hughes, Kvaerner Process Systems, and numerous engineering and construction firms. The primary competitors in the Instrumentation and Electrical Systems business segment are Onix Systems, Inc. and numerous privately held companies.

     The Company's management believes that the Company is one of the largest oil and gas surface production equipment providers in North America and that its size, research and development capabilities, brand names and marketing organization provide the Company with a competitive advantage over other participants in the industry.

BACKLOG

     For discussion of Backlog and the related impact on cash flows, see "Liquidity and Capital Resources" at "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RESEARCH AND DEVELOPMENT

     The Company considers itself a leader in the development of oil and gas industry production equipment technology, and pioneered many of the original separation technologies for converting unprocessed hydrocarbon fluids into salable oil and gas. The Company has developed: (1) the first high capacity oil and gas separator; (2) the first emulsion treating system; (3) Dual Polarity(TM) electrostatic oil treaters; (4) DOX(TM) and OSX(TM) water filtration systems;
(5) high pressure indirect heaters; and (6) PERFORMAX(R) oil and water treating systems.

     The Company's wave-motion compensating separator has become the industry standard for floating production applications, and its electrostatic oil treating technology is the most advanced in the industry. As of December 31, 1999, the Company held 60 active U.S. patents and a number of related foreign patents. The Company also has an application pending for one additional U.S. patent. In addition, the Company is licensed under seven patents held by others.

     The Company operates a research and development facility in Tulsa, Oklahoma, at which a number of test devices are used to simulate and analyze oil and gas production processes. The Company also operates a manufacturing facility in Pittsburgh, California where active research and development efforts are ongoing in the area of membrane technology. At February 29, 2000, the Company had approximately 14 employees engaged in research and development activities. For information regarding the amounts of research and development expense for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998, see Note 2 of Notes to Consolidated Financial Statements.

INTERNATIONAL OPERATIONS

     The Company operates its business and markets its products and services throughout the world and therefore is subject to the risks customarily attendant to international operations and investments in foreign countries. These risks include: nationalization, expropriation, war and civil disturbances, restrictive actions by local governments, limitations on repatriation of earnings, changes in foreign tax laws, and changes in currency exchange rates. The occurrence of any of these risks could have an adverse effect on regional demand for the Company's products and services and its ability to provide them. An interruption of the Company's international operations could have a material adverse effect on the Company's results of operations and financial condition.

     Portions of the Company's sales are made in Southeast Asia. The currencies of several countries in Southeast Asia underwent significant devaluations against the United States dollar in 1997 and early 1998. The devaluation of these currencies and the related consequences to the economies in these countries has adversely affected economic growth in the region. Exposure to the devaluation of foreign currencies is partially mitigated as the Company primarily invoices its customers with amounts denominated in United States dollars. To the extent the economies of countries in Southeast Asia continue to be adversely affected, no assurance can be given that the demand for the Company's products and services in the region will continue at historical or anticipated levels.

EMPLOYEES

     At December 31, 1999, the Company had approximately 1,226 employees as compared to approximately 1,508 at December 31, 1998 and approximately 1,470 employees at March 31, 1998. Approximately 109 employees at December 31, 1999 were represented under collective bargaining agreements that extend through July 2001. The Company believes that its relationships with its employees are satisfactory.

ENVIRONMENTAL MATTERS

     The Company is subject to environmental regulation by federal, state and local authorities in the United States and in several foreign countries. Although the Company believes that it is in substantial compliance with all applicable environmental laws, rules, and regulations ("laws"), the field of environmental regulation can change rapidly with the enactment or enhancement of laws and stepped up enforcement of these laws, either of which could require the Company to change or discontinue certain business activities. At present, the Company is not involved in any material environmental matters of any nature and is not aware of any material environmental matters threatened against it.

ITEM 2. PROPERTIES

     The Company operates 5 primary manufacturing plants ranging in size from approximately 6,400 square feet to approximately 116,000 square feet of manufacturing space. The Company also owns and leases distribution and service centers, sales offices, and warehouses. The Company leases its corporate headquarters in Houston, Texas. At December 31, 1999, the Company owned or leased approximately 780,000 square feet of facility, of which approximately 408,000 square feet was leased and approximately 372,000 square feet was owned. Of this total square footage, approximately 614,000 square feet was located in the United States, approximately 151,000 square feet was located in Canada, and approximately 15,000 square feet was located in other international areas.

     The following chart summarizes the number of facilities owned or leased by the Company by geographic region and business segment:

                                                              UNITED
                                                              STATES   CANADA   OTHER
                                                              ------   ------   -----
Engineered Systems..........................................     5      --        3
Traditional Production Equipment and Services...............    36      --        2
Instrumentation and Electrical Systems......................     3      --        1
NATCO Canada................................................    --       2       --
                                                                --       --       --
                                                                44       2        6
                                                                --       --       --

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various routine legal proceedings that are incidental to its business activities. The Company insures against the risk of these proceedings to the extent deemed prudent by its management, but the Company offers no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to its business activities. The Company does not, however, believe the pending legal proceedings, individually or taken together, will have a material adverse effect on its results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the year.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

     The Company's authorized common stock consists of 45,000,000 shares of Class A common stock and 5,000,000 shares of Class B common stock. There were 14,147,374 Class A shares and 471,739 Class B shares outstanding as of March 15, 2000. The approximate number of record holders of the Company's Class A shares and Class B shares was 36 and 7, respectively, at March 15, 2000. There were 500,000 authorized preferred shares at March 15, 2000, of which none was issued. The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol NTG. There was no public market for the stock prior to January 28, 2000. High and low sales prices for the Company's Class A common stock on the New York Stock Exchange for the period January 28, 2000 (first trade after effective date) to March 15, 2000, were $14.94 to $10.00, respectively. The closing price of the Company's Class A common stock on March 15, 2000 was $12.06.

     The Company does not intend to declare or pay any dividends on its common stock in the foreseeable future, but intends to retain any future earnings for use in the business. Currently, the Company's bank credit facilities restrict the amount of dividends and other distributions that its operating subsidiaries may remit to the Company. Since the Company is a holding company, these restrictions have the practical effect of precluding the Company from paying dividends on its common stock.

                                    PART II

ITEM 6. SELECTED FINANCIAL DATA

     The following summary consolidated historical financial information for the periods and the dates indicated should be read in conjunction with the Company's consolidated historical financial statements. During 1998, the Company changed its fiscal year-end to December 31 from March 31.

                                               YEAR       NINE MONTHS
                                              ENDED          ENDED            YEAR ENDED MARCH 31,
                                           DECEMBER 31,   DECEMBER 31,   ------------------------------
                                               1999           1998         1998       1997       1996
                                           ------------   ------------   --------   --------   --------
Statement of Operations Data(1):
  Revenues...............................    $169,948       $145,611     $202,023   $126,657   $112,724
  Cost of goods sold.....................     127,609        115,521      161,801    100,803     91,530
                                             --------       --------     --------   --------   --------
  Gross profit...........................      42,339         30,090       40,222     25,854     21,194
  Selling, general and administrative
     expense.............................      32,437         24,530       28,553     23,313     21,754
  Restructuring charges..................          --             --           --         --        776
  Depreciation and amortization
     expense.............................       4,681          1,473        1,322        862        731
  Interest expense.......................       3,256          2,215        2,992      1,861      2,422
  Interest cost on postretirement
     liability...........................       1,048            786        1,048        957        932
  Revaluation (gain) loss on
     postretirement liability............      (1,016)            53          159      1,466      2,273
  Interest income........................        (256)          (227)        (140)      (116)      (336)
  Gain on sale of investment.............          --             --           --         --     (6,320)
                                             --------       --------     --------   --------   --------
  Income (loss) from continuing
     operations before income taxes......       2,189          1,260        6,288     (2,489)    (1,038)
  Income tax provision (benefit).........       1,548            608        1,141       (659)      (528)
                                             --------       --------     --------   --------   --------
  Income (loss) from continuing
     operations..........................    $    641       $    652     $  5,147   $ (1,830)  $   (510)
                                             ========       ========     ========   ========   ========
  Basic earnings (loss) per share from
     continuing operations...............    $   0.07       $   0.08     $   0.68   $  (0.31)  $  (0.08)
  Diluted earnings (loss) per share from
     continuing operations...............        0.06           0.07         0.64      (0.28)     (0.08)
  Basic earnings per share...............        0.07           0.08         0.78       0.67       0.05
  Diluted earnings per share.............        0.06           0.07         0.73       0.64       0.05
Balance Sheet Data (at the end of the
  period)
  Total assets...........................     106,830        118,412       95,413     70,044     57,349
  Stockholders' equity (deficit).........      28,514         24,190        5,419     (6,737)    (8,866)
  Long-term debt.........................      31,180         41,777       33,719     27,566     23,245
  Other long -- term obligations.........      15,853         15,587       15,194     14,608     12,695

---------------

(1) In June 1997, the Company distributed its investment in Process Technology Holdings, Inc. (PTH) to its then sole stockholder in a tax-free transaction. In accordance with generally accepted accounting principles, the Company accounted for the results of operations of PTH as discontinued operations for all periods presented. Accordingly, the net income of PTH is excluded from income (loss) from continuing operations in the statement of operations data for the periods presented.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's historical results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and notes thereto.

OVERVIEW

     The Company's operations are organized into four separate business segments: traditional production equipment and services, a segment which primarily provides standardized components, replacement parts and used components and equipment servicing; engineered systems, a segment which primarily provides customized, large scale integrated oil and gas production systems; Canadian operations, a segment which combines traditional production equipment and services and engineered systems; and instrumentation and electrical control systems, a segment which provides control panels and systems that monitor and control oil and gas production.

     The Company recognizes revenues from significant contracts (contracts greater than $250,000 and longer than four months in duration) and all instrumentation and electrical contracts and orders on the percentage of completion method. The Company records revenues and profits on other sales as shipments are made. Earned revenue is based on the percentage that costs incurred to date bear to total estimated costs. If estimated total costs on any contract or work-in-process indicate a loss, the Company recognizes the entire loss immediately. The Company generally recognizes revenue and earnings to which the percentage of completion method applies over a period of two to six quarters. Customers typically retain an interest in uncompleted projects.

FORWARD-LOOKING STATEMENTS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a "Forward-Looking Statement"). The words "believes," "expects," "plans," "intends," "estimates," "projects," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. The Company's expectations about its business outlook, customer spending, oil and gas prices and the business environment for the Company and the industry in general are only its expectations regarding these matters. No assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of the Organization of Petroleum Exporting Countries (OPEC), conflict in major petroleum producing or consuming regions, the development of technology which could lower overall exploration and development costs, weather patterns and the overall condition of capital and equity markets for countries in which the Company operates.

INDUSTRY AND BUSINESS ENVIRONMENT

     The Company provides oilfield service equipment for the oil and gas industry. During late 1998 and throughout 1999, this industry suffered a downturn that resulted in a significant decline in overall drilling and production expenditures by oil and gas operators due to low hydrocarbon prices. The Company's business is closely linked to the market conditions of its customers. When production slows, fewer purchases are made of the Company's products, especially traditional production equipment and services, which comprised approximately 32% and 35% of the Company's revenues for the years ended December 31, 1999 and December 31, 1998, respectively. However, trends toward higher oil prices have been indicated during the latter part of 1999 and into the first quarter of 2000. For example, the price of West Texas Intermediate crude oil has increased to approximately $26.00 per barrel for March 2000, as compared to $10.00 per barrel at March 1999. Furthermore, as of March 22, 2000, crude oil futures on the New York Mercantile Exchange were trading at $28.00 per barrel for April 2000 delivery. Although these crude oil price increases are indicators that additional oil and gas production may occur during 2000, there can be no assurance that overall production will increase or that an increase in production trends will continue throughout 2000 or that such an increase in production would result in an increase in revenues for the Company.

RESULTS OF OPERATIONS

                                                                                FOR THE FISCAL YEAR
                                                FOR THE TWELVE MONTHS ENDED            ENDED
                                                        DECEMBER 31,                 MARCH 31,
                                                ---------------------------     -------------------
                                                 1999     1998(1)    1997(1)      1998       1997
                                               --------   --------   --------   --------   --------
Statement of Operations Data:
  Revenues...................................  $169,948   $200,830   $182,372   $202,023   $126,657
  Cost of goods sold.........................   127,609    160,093    146,804    161,801    100,803
                                               --------   --------   --------   --------   --------
  Gross profit...............................    42,339     40,737     35,568     40,222     25,854
  Selling, general and administrative
     expense.................................    32,437     31,898     28,219     28,553     23,313
  Depreciation and amortization expense......     4,681      1,883      1,086      1,322        862
  Interest expense...........................     3,256      2,919      3,112      2,992      1,861
  Interest cost on postretirement
     liability...............................     1,048      1,048      1,067      1,048        957
  Revaluation (gain) loss on postretirement
     liability...............................    (1,016)        53        159        159      1,466
  Interest income............................      (256)      (227)       (98)      (140)      (116)
                                               --------   --------   --------   --------   --------
  Income (loss) from continuing operations
     before income taxes.....................     2,189      3,163      2,023      6,288     (2,489)
  Provision (benefit) for income taxes.......     1,548        606        938      1,141       (659)
                                               --------   --------   --------   --------   --------
  Income (loss) from continuing operations...       641      2,557      1,085      5,147     (1,830)
  Income from discontinued operations, net of
     income tax(2)...........................        --         --        767        767      1,100
  Gain on disposal of division, net of income
     tax.....................................        --         --         --         --      4,788
                                               --------   --------   --------   --------   --------
  Net income.................................  $    641   $  2,557   $  1,852   $  5,914   $  4,058
                                               ========   ========   ========   ========   ========

---------------

(1) In 1998, the Company changed its fiscal year end from March 31 to December
    31. For comparison purposes, unaudited statement of operations data for the twelve months ended December 31, 1997 and 1998, has been presented.

(2) Represents the results of operations of PTH, all the outstanding stock of which was distributed by the Company to Capricorn I as a dividend on June 30, 1997. See Note 17 of Notes to Consolidated Financial Statements.

TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1998

     Revenues. Revenues for the year ended December 31, 1999 decreased $30.9 million, or 15%, to $169.9 million from $200.8 million for the year ended December 31, 1998. Revenues generated in 1999 included $22.1 million of revenue attributed to Cynara, which the Company acquired in November 1998. Excluding the impact of Cynara for 1999, the Company's revenues would have declined $53.0 million, or 26% in 1999 compared to 1998. This overall decline in revenue was attributable to the significant reduction in spending by the Company's customers as a result of the sharp decrease in energy prices that began in mid-1998 and continued until early 1999.

     The following table summarizes revenues by business segment for the years ended December 31, 1999 and December 31, 1998:

                                                FOR THE TWELVE MONTHS ENDED                 PERCENTAGE
                                                       DECEMBER 31,                        CHANGE FROM
                                              -------------------------------              PRIOR TWELVE
                                                   1999             1998         CHANGE       MONTHS
                                              --------------   --------------   --------   ------------
Engineered Systems..........................     $ 60,007         $ 45,574      $ 14,433       31.7%
Traditional Equipment and Services..........       55,099           70,982       (15,883)     (22.4)
Instrumentation and Electrical Systems......       41,843           46,583        (4,740)     (10.2)
NATCO Canada................................       19,757           43,490       (23,733)     (54.6)
Corporate and Other.........................       (6,758)          (5,799)         (959)     (16.5)
                                                 --------         --------      --------
     Total..................................     $169,948         $200,830      $(30,882)     (15.4)%
                                                 ========         ========      ========

     The increase in revenues for engineered systems for the year ended December 31, 1999, of $14.4 million, or 32%, relates primarily to the acquisition of Cynara, as twelve months of operations were included in the 1999 results versus only one month of operations during 1998. Revenues of $60.0 million and $45.6 million for the years ended December 31, 1999 and December 31, 1998, respectively, include affiliated revenues of $1.7 million and $1.5 million.

     Traditional equipment and service revenues decreased $15.9 million, or 22%, due to an overall decline in the oil and gas industry during the fourth quarter of 1998 and throughout 1999. This decline is consistent with the reduction in the number of drilling rigs operating in the United States; operating rigs decreased from 826 at December 31, 1998 to 625 at December 31, 1999. Affiliated revenues for this business segment were $1.2 million and $0.7 million for the years ended December 31, 1999 and December 31, 1998, respectively.

     Revenues for instrumentation and electrical systems decreased $4.7 million, or 10%, for 1999 as compared to 1998, due to the completion of a significant project during 1998. Included in revenues of $41.8 million and $46.6 million for the years ended December 31, 1999 and December 31, 1998, are affiliated revenues of $2.3 million and $1.1 million, respectively.

     The decrease in revenues for NATCO Canada for the year ended December 31, 1999 as compared to the year ended December 31, 1998, of $23.7 million, is due primarily to the overall decline in the oil and gas industry and the completion of significant projects during 1998. Total revenues of $19.8 million for the year ended December 31, 1999 include $1.5 million of revenue from affiliates. Revenues of $43.5 million for the year ended December 31, 1998, include $2.5 million of affiliate revenues.

     The change in revenues for corporate and other represents the elimination of revenues of affiliates as discussed above.

     Gross Profit. Gross profit for the year ended December 31, 1999 increased $1.6 million, or 4%, to $42.3 million, compared to $40.7 million for the year ended December 31, 1998. As a percentage of revenue, gross margins improved to 25% for the year ended December 31, 1999 from 20% for the year ended December 31, 1998. The margin improvement was attributable partially to the inclusion of Cynara's results in 1999, as well as an improved product mix due to the sharp decline in revenue from NATCO Canada, which historically has generated lower margins.

     The following table summarizes gross profit by business segment for the years ended December 31, 1999 and December 31, 1998:

                                               FOR THE TWELVE                PERCENTAGE
                                                MONTHS ENDED                   CHANGE
                                                DECEMBER 31,                    FROM
                                              -----------------             PRIOR TWELVE
                                               1999      1998     CHANGE       MONTHS
                                              -------   -------   -------   ------------
Engineered Systems..........................  $16,833   $ 8,354   $ 8,479      101.5%
Traditional Equipment and Services..........   13,525    17,580    (4,055)     (23.1)
Instrumentation and Electrical Systems......    8,893     8,852        41        0.5
NATCO Canada................................    3,088     5,951    (2,863)     (48.1)
Corporate and Other.........................       --        --        --         --
                                              -------   -------   -------
     Total..................................  $42,339   $40,737   $ 1,602        3.9%
                                              =======   =======   =======

     Gross profit for the year ended December 31, 1999 for engineered systems increased $8.5 million, or 102%, primarily due to the contribution of $9.2 million from Cynara, included in the 1999 results, as compared to $0.4 million contributed by Cynara for the one month of operations included in the 1998 results. Gross margin for this business segment represented 28% and 18% of sales for engineered systems for the years ended December 31, 1999 and December 31, 1998, respectively.

     The decrease of $4.1 million, or 23%, in gross profit for the traditional equipment and services business segment for the year ended December 31, 1999 as compared to the respective period in 1998, is due to a 22% decline in revenues. As a percentage of revenue, gross margins were 25% and 25%, respectively, for the years then ended.

     The increase in gross profit for the instrumentation and electrical systems business segment for the year ended December 31, 1999 as compared to the year ended December 31, 1998, is the result of improved efficiency for completed projects in 1999 and due to the completion of a high margin project in Venezuela during the second quarter of 1999. Gross margin as a percentage of revenue for the years ended December 31, 1999 and December 31, 1998 was 21% and 19%, respectively.

     Gross profit for the year ended December 31, 1999 for NATCO Canada decreased $2.9 million, or 48%, to $3.1 million, compared to $6.0 million for the year ended December 31, 1998. Gross profit decreased due to a 55% decline in revenue during the same period. As a percentage of revenue, gross margin was 16% for 1999 compared to 14% for 1998.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased $0.5 million, or 2%, to $32.4 million for the year ended December 31, 1999 compared to $31.9 million reported for the year ended December 31, 1998. Overall, expenses were reduced in the United States and Canada, due to a downturn in the industry. These expense reductions were offset, however, due to the addition of Cynara, which provided $1.9 million for the year ended December 31, 1999. In addition, during 1999 the Company recorded non-recurring costs of $0.4 million primarily associated with the retirement of an officer and $0.6 million related to the purchase by the Company of stock options previously granted to the Chief Executive Officer of the Company. Also in 1999, the Company revised previous estimates related to the remaining costs associated with the closure of NATCO (UK) Ltd., and reversed these related accruals.

     Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 1999 increased $2.8 million, or 147%, to $4.7 million compared to $1.9 million for the year ended December 31, 1998. This increase is due primarily to the addition of Cynara, which contributed $3.0 million of depreciation and amortization expense for the year ended December 31, 1999.

     Interest Expense. Interest expense was $3.3 million for the year ended December 31, 1999 as compared to $2.9 million for the year ended December 31, 1998. This 14% increase in interest expense was due primarily to an increase in debt as a result of the acquisition of Cynara in November 1998, partially offset by debt repayments throughout 1999.

     Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement benefit liability remained constant on a year-to-year basis.

     Revaluation Gain on Postretirement Benefit Liability. The revaluation gain on postretirement benefit liability increased $1.1 million from a loss of $0.1 million for the year ended December 31, 1998, to a gain of $1.0 million for 1999 primarily due to a decrease in the liability for postretirement benefits. This liability decreased during 1999 as a result of an increase in the discount rate (from 6.75% to 8.0%) used to calculate the net present value of this liability. In addition, the Company experienced favorable claim experience, partially offset by an unfavorable increase in medical trend rates for the year ended December 31, 1999.

     Provision (Benefit) for Income Taxes. Income tax expense increased $0.9 million, or 150%, from $0.6 million for the year ended December 31, 1998, as compared to $1.5 million for the year ended December 31, 1999. This increase is due to the following: (1) higher state income tax due to a greater percentage of revenues for 1999, as compared to 1998, contributed by TEST, whose manufacturing facilities are located in the state of Louisiana; (2) an increase in permanent book-to-tax differences due to the non-deductibility of goodwill amortization related to the Cynara acquisition made in November 1998; and (3) a one-time charge of $0.3 million incurred as a deferred state rate adjustment which resulted when a former holding company was liquidated and the resulting assets were transferred to an entity with a lower effective tax rate for deferred tax assets.

     Income from Continuing Operations. Income from continuing operations decreased from $2.6 million for the year ended December 31, 1998, to $0.6 million for the year ended December 31, 1999. Pursuant to the above discussion, contributing factors include: an increase in selling, general and administrative expense of $0.5 million; an increase in depreciation and amortization expense of $2.8 million; an increase in net interest expense of $0.3 million; and an increase in provision for income taxes of $0.9 million, partially offset by an increase in gross profit of $1.6 million and a $1.1 million increase in the gain from the revaluation of postretirement benefit liability.

     Net Income. Net income for the year ended December 31, 1999 decreased to $0.6 million compared to $2.6 million reported for the year ended December 31, 1998. The decrease was due to the various factors discussed above.

     TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1997

     Revenues. Revenues for the year ended December 31, 1998 increased $18.4 million, or 10%, to $200.8 million from $182.4 million for the year ended December 31, 1997. The increase was principally attributable to the inclusion of TEST for the full year in 1998 as compared to six months for 1997. The increase was also attributable to the inclusion of Cynara revenue for five weeks in 1998. Excluding the impact of the acquisitions, revenues would have declined $7.0 million, or 4%, from 1998 to 1997. The decline in revenue in 1998 compared to 1997 was attributable to the reduction in spending by the Company's customers as a result of the decrease in energy prices that began in mid-1998 and continued until early 1999.

     The follow table summarizes revenues by business segment for the years ended December 31, 1998 and December 31, 1997:

                                                   FOR THE TWELVE MONTHS
                                                           ENDED                       PERCENTAGE
                                                       DECEMBER 31,                   CHANGE FROM
                                                   ---------------------              PRIOR TWELVE
                                                     1998        1997       CHANGE       MONTHS
                                                   ---------   ---------   --------   ------------
Engineered Systems...............................  $ 45,574    $ 36,649    $  8,925       24.4%
Traditional Equipment and Services...............    70,982      72,604      (1,622)      (2.2)
Instrumentation and Electrical Systems...........    46,583      21,874      24,709      113.0
NATCO Canada.....................................    43,490      54,700     (11,210)     (20.5)
Corporate and Other..............................    (5,799)     (3,455)     (2,344)     (67.8)
                                                   --------    --------    --------
     Total.......................................  $200,830    $182,372    $ 18,458       10.1%
                                                   ========    ========    ========

     Revenues for engineered systems for the year ended December 31, 1998 increased $8.9 million, or 24%, as compared with the year ended December 31, 1997, inclusive of revenues from affiliates of $1.5 million and $0.7 million for the respective periods. This increase is largely due to the completion of projects in 1998 that were awarded to the Company in 1997.

     Traditional production and equipment and services revenue decreased only $1.6 million, or 2%, for the year ended December 31, 1998 as compared to the year ended December 31, 1997, which includes an increase in affiliated revenues of $0.1 million, from $0.7 million to $0.6 million for the respective periods. These results are principally due to a strong order backlog carried into 1998.

     Revenues for instrumentation and electrical systems for the year ended December 31, 1998 increased $24.7 million, or 113%, to $46.6 million from $21.9 million for the year ended December 31, 1997, inclusive of revenues from affiliates of $1.1 million for 1998. No revenues from affiliates were recorded for 1997. This increase is principally attributable to the inclusion of TEST for the full year in 1998 as compared to six months in 1997.

     NATCO Canada revenues for 1998 decreased by $11.2 million, or 21%, to $43.5 million from $54.7 million for 1997. This change is net of an increase in affiliated revenues of $0.4 million, from $2.5 million for the year ended December 31, 1998 to $2.1 million for the year ended December 31, 1997. This decrease in revenue was attributable to a significant decline in spending levels by our customers as a result of low energy prices, and the completion of a large project in the first six months of 1998.

     The change in revenues for corporate and other represents the elimination of revenues of affiliates as discussed above.

     Gross profit. Gross profit for the year ended December 31, 1998 increased $5.2 million, or 15%, to $40.7 million from $35.6 million from the year ended December 31, 1997. As a percentage of revenue, gross margin improved to 20% for 1998 versus 19% for 1997. The margin improvement was attributable to improved performance for engineered systems projects as well as an improved product mix due to the decline in revenue from NATCO Canada, which historically has generated lower margins.

     The following table summarizes gross profit by business segment for the years ended December 31, 1998 and December 31, 1997:

                                                   FOR THE TWELVE MONTHS
                                                           ENDED                         PERCENTAGE
                                                        DECEMBER 31,                    CHANGE FROM
                                                   ----------------------               PRIOR TWELVE
                                                     1998         1997       CHANGE        MONTHS
                                                   ---------    ---------    -------    ------------
Engineered Systems...............................   $ 8,354      $ 4,465     $ 3,889        87.1%
Traditional Equipment and Services...............    17,580       18,687      (1,107)       (5.9)
Instrumentation and Electrical Services..........     8,852        4,036       4,816       119.3
NATCO Canada.....................................     5,951        8,380      (2,429)      (29.0)
Corporate and Other..............................        --           --          --          --
                                                    -------      -------     -------
     Total.......................................   $40,737      $35,568     $ 5,169        14.5%
                                                    -------      -------     -------

     Gross profit for engineered systems increased $3.9 million, or 87%, to $8.4 million for the twelve months ended December 31, 1998, from $4.5 million for the twelve months ended December 31, 1997. The increase was partially due to the inclusion of Cynara in the 1998 results. Additionally, improved project management and selectivity in the bid and acceptance process contributed to higher gross margins. As a percentage of revenue, gross margins were 18% for 1998 compared to 12% for 1997.

     Gross profit for traditional production equipment and services decreased $1.1 million, or 6%, for 1998 as compared to 1997. This decrease was primarily due to the 2% reduction in revenue during the same time period. As a percentage of revenue, gross margins were 25% for 1998 compared with 26% for 1997.

     The increase in gross profit of $4.8 million, or 119%, for the instrumentation and electrical systems business segment for the twelve months ended December 31, 1998 as compared to the twelve months ended

December 31, 1997, was principally attributable to the inclusion of TEST for the full year in 1998 as compared to six months in 1997. As a percentage of revenue, gross margins remained constant at 19% for the twelve months ended December 31, 1998 and the twelve months ended December 31, 1997.

     Gross profit for NATCO Canada decreased $2.4 million, or 29%, to $6.0 million from $8.4 million. The decrease is principally attributable to a 21% reduction in revenues for the same period of time. As a percentage of revenue, gross margins were 14% for 1998 compared to 15% in 1997.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased $3.7 million, or 13%, to $31.9 million for the twelve months ended December 31, 1998 as compared to $28.2 million for the twelve months ended December 31, 1997. This increase was primarily due to the inclusion of TEST for the full year in 1998 compared to only six months in 1997, as well as the inclusion of Cynara for five weeks in 1998. In addition, non-recurring expenses totaling $1.6 million were recorded in 1998, of which $1.2 million related to a previous initial public offering effort in early 1998, and $0.4 million related to severance costs incurred. In addition, insurance reserve reductions totaling $2.5 million were recorded in 1998, reflecting revisions to previous estimates related to workers compensation and general liability claims. In 1997, the Company incurred non-recurring compensation expense related to the conversion of stock appreciation rights into stock options totaling $1.2 million.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.8 million, or 73%, to $1.9 million from $1.1 million for the twelve months ended December 31, 1997. This increase was principally due to goodwill amortization related to the TEST acquisition and depreciation of Cynara gas processing plants.

     Interest Expense. Interest expense decreased $0.2 million, or 6%, to $2.9 million from $3.1 million for the twelve months ended December 31, 1997. This 6% decrease in interest expense was due primarily to the conversion of 13% subordinated notes into common stock by the Company's principal stockholders on April 1, 1998.

     Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement benefit liability remained constant on a year-to-year basis.

     Revaluation Loss on Postretirement Benefit Liability. Revaluation loss decreased by $0.1 million, or 50%, from $0.2 million for the twelve months ended December 31, 1997 to $0.1 million for the twelve months ended December 31, 1998. This resulted from slight changes in the actuarial assumptions.

     Provision (Benefit) for Income Taxes. Income tax expense decreased $0.3 million, or 33%, from $0.9 million for the year ended December 31, 1997, as compared to $0.6 million for the year ended December 31, 1998. This decrease is primarily due to a lower contribution of income from continuing operations from foreign affiliates for 1998 when compared to 1997. Tax rates on income derived from foreign affiliates are typically higher than domestic rates.

     Income from Continuing Operations. Income from continuing operations for 1998 increased $1.5 million, or 136%, to $2.6 million from $1.1 million for the respective period in 1997. This increase was due primarily to a $5.2 million increase in gross profit (largely due to an increase in revenues) and a $0.3 million decrease in provision for income taxes, less a $0.8 million increase in depreciation and amortization expense and a $3.7 million increase in selling, general and administrative expense.

     Income from Discontinued Operations. Income from discontinued operations of $0.8 million for the year ended December 31, 1997 represented income from PTH, the capital stock of which was distributed in June 1997 to the Company's sole stockholder. There was no income from discontinued operations for the year ended December 31, 1998.

     Net Income. Net income for the twelve months ended December 31, 1998 increased $0.7 million, or 37%, to $2.6 million from $1.9 million for the twelve months ended December 31, 1997. The decrease was due to the various factors discussed above.

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

     Revenues. Revenues for the fiscal year ended March 31, 1998 increased by $75.3 million, or 59%, to $202.0 million from $126.7 million for the fiscal year ended March 31, 1997. Of this increase, $32.7 million was attributable to the inclusion of the results of TEST in the Company's results for the last nine months of the fiscal year ended March 31, 1998. In addition, the Company had revenues of $27.7 million from the BP Exploration (Alaska), Inc. alliance project compared to revenues of only $4.5 million from such alliance for the fiscal year ended March 31, 1997.

     The follow table summarizes revenues by business segment for the fiscal years ended March 31, 1998 and March 31, 1997:

                                                     FISCAL YEAR ENDED              PERCENTAGE
                                                         MARCH 31,                  CHANGE FROM
                                                    -------------------              THE PRIOR
                                                      1998       1997     CHANGE    FISCAL YEAR
                                                    --------   --------   -------   -----------
Engineered Systems................................  $ 34,250   $ 43,607   $(9,357)    (21.5)%
Traditional Equipment and Services................    76,782     56,899    19,883       34.9
Instrumentation and Electrical Systems............    33,181         --    33,181      100.0
NATCO Canada......................................    59,721     31,995    27,726       86.7
Corporate and Other...............................    (1,911)    (5,844)    3,933       67.3
                                                    --------   --------   -------
     Total........................................  $202,023   $126,657   $75,366       59.5%
                                                    --------   --------   -------

     Revenues for engineered systems for fiscal 1998 decreased by $9.4 million, or 22%, to $34.2 million from $43.6 million for fiscal 1997 inclusive of revenue from affiliates of $0.8 million for the year ended March 31, 1998 and $0.9 million for the year ended March 31, 1997. The decrease in revenues resulted primarily from the postponement of a major project and increased selectivity in the bid process.

     Revenues for traditional production equipment and services for fiscal 1998 increased by $19.9 million, or 35%, to $76.8 million from $56.9 million for fiscal 1997 inclusive of revenue from affiliates of $0.6 million for the year ended March 31, 1998 and $1.1 million for the year ended March 31, 1997. The increase in revenues resulted primarily from strong demand in the market for these products and services.

     Revenues for instrumentation and electrical systems of $33.2 million was attributable to the inclusion of TEST revenues for nine months of the fiscal year ended March 31, 1998. These results include revenue from affiliates of $0.5 million for the year ended March 31, 1998.

     Revenues for NATCO Canada, for fiscal 1998, increased by $27.7 million, or 87%, to $59.7 million compared to $32.0 million for fiscal 1997. No revenues from affiliates are included in the fiscal year 1998 results, as compared to $3.9 million of affiliate revenues included for fiscal 1997. A significant portion of the increase in overall revenues for NATCO Canada was due to a substantial project for BP Exploration (Alaska), Inc.

     The change in revenues for corporate and other represents the elimination of revenues of affiliates as discussed above.

     Gross Profit. Gross profit for fiscal 1998, increased $14.3 million, or 55%, to $40.2 million from $25.9 million for fiscal 1997 primarily due to the increases in revenues discussed above. As a percentage of revenues, gross profits remained unchanged for fiscal 1998 compared to fiscal 1997.

     The following table summarizes gross profit by business segment for the fiscal years ended March 31, 1998 and March 31, 1997:

                                                      FISCAL YEAR ENDED             PERCENTAGE
                                                          MARCH 31,                 CHANGE FROM
                                                      -----------------              THE PRIOR
                                                       1998      1997     CHANGE    FISCAL YEAR
                                                      -------   -------   -------   -----------
Engineered Systems..................................  $ 5,184   $ 6,000   $  (816)     (13.6)%
Traditional Equipment and Services..................   19,620    14,500     5,120       35.3
Instrumentation and Electrical Systems..............    6,385        --     6,385      100.0
NATCO Canada........................................    9,033     5,354     3,679       68.7
Corporate and Other.................................       --        --        --         --
                                                      -------   -------   -------
     Total                                            $40,222   $25,854   $14,368       55.6%
                                                      -------   -------   -------

     Gross profit for engineered systems for fiscal 1998 decreased $0.8 million, or 13%, to $5.2 million from $6.0 million for fiscal 1997, primarily due to the decrease in revenue discussed above. As a percentage of revenues, gross profit increased from 14% for fiscal 1997 to 15% for fiscal 1998.

     Gross profit for traditional production equipment and services for fiscal 1998 increased $5.1 million, or 35%, to $19.6 million from $14.5 million for fiscal 1997 primarily due to the increases in revenue discussed above. As a percentage of revenues, gross profit remained constant at 25% for fiscal years 1998 and 1999.

     Gross profit for instrumentation and electrical systems of $6.4 million for fiscal 1998 was attributable to the inclusion of gross profit for TEST for the nine months ended March 31, 1998.

     Gross profit for NATCO Canada for fiscal 1998 increased by $3.6 million, or 69%, to $9.0 million from $5.4 million for fiscal 1997 primarily due to the increase in revenue discussed above. As a percentage of revenues, gross profit decreased from 17% for fiscal 1997 to 15% for fiscal 1998, primarily as a result of a lower margin on the BP Exploration (Alaska), Inc. project.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased $5.2 million, or 22%, to $28.5 million for fiscal 1998 from $23.3 million for fiscal 1997. Of this increase, $4.7 million was attributable to the inclusion of the results of TEST, and the remainder was primarily attributable to increased expenses associated with the increase in volume in the Company's business. In addition, insurance reserve reductions totaling $1.3 million were recorded during the year ended March 31, 1998, reflecting revisions to previous estimates related to workers compensation and general liability claims. For the year ended March 31, 1997, non-recurring compensation expense related to the conversion of stock appreciation rights into stock options totaling $1.2 million was recorded.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.5 million, or 53%, to $1.3 million for fiscal 1998 from $0.9 million for fiscal 1997. Of the $0.5 million increase in fiscal 1998, $0.4 million related to depreciation and amortization expense at TEST.

     Interest Expense. Interest expense increased by $1.1 million, or 58%, to $3.0 million for fiscal 1998 from $1.9 million for fiscal 1997, primarily as a result of increased debt incurred in connection with the acquisition of TEST.

     Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement benefit liability increased $0.1 million, or 10%, to $1.0 million for fiscal 1998 from $0.9 million for fiscal 1997 due to increased amortization resulting from an upward revaluation of the postretirement benefit liability based on revised actuarial assumptions at March 31, 1997.

     Revaluation Loss on Postretirement Benefit Liability. Revaluation of postretirement benefit liability decreased $1.3 million, or 87%, from $1.5 million for fiscal 1997 to $0.2 million for fiscal 1998. This resulted primarily from a decrease in the discount rate used in the actuarial calculations.

     Provision (Benefit) for Income Taxes. Income tax expense increased $1.8 million, from a benefit of $0.7 million for the fiscal year ended March 31, 1997 to expense of $1.1 million for the fiscal year ended

March 31, 1998. This change is due primarily to a loss from continuing operations for the fiscal year ended March 31, 1997, associated with expenditures for the closing of the NATCO UK office in London. In addition, the effective tax rate for fiscal 1998 was 18%, which reflects the benefit of net operating losses carried forward from prior years.

     Income (Loss) from Continuing Operations. Income from continuing operations increased $7.0 million to $5.1 million for fiscal 1998 from a loss of $1.8 million for fiscal 1997, primarily as a result of increases in gross profit and the inclusion of operations of TEST for the nine months ended March 31, 1998.

     Income from Discontinued Operations. Income from discontinued operations of $0.8 million for the year ended March 31, 1998 and $1.1 million for the year ended March 31, 1997 represented income from PTH, the capital stock of which was distributed in June 1997 to the Company's sole stockholder.

     Net Income. Net income increased by $1.9 million, or 46%, to $5.9 million for fiscal 1998 from $4.1 million for fiscal 1997 primarily as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     As of February 29, 2000, the Company had cash and working capital of $10.9 million and $37.4 million, respectively, as compared to cash and working capital of $1.7 million and $25.3 million at December 31, 1999. This increase in cash reflects funds received pursuant to an initial public offering of the Company's Class A common stock, less debt repayments made during February 2000, as further discussed below.

     Net cash provided by (used in) operating activities for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998 was $15.4 million, ($1.5) million and $3.1 million, respectively. This increase in net cash provided by operating activities in 1999 is primarily due to a reduction of order backlog, which is consistent with the decrease in trade accounts receivable related to percentage of completion projects from $9.3 million at December 31, 1998 to $0.9 million at December 31, 1999. Furthermore, the acquisition of Cynara in November 1998 supplied additional working capital cash flow in 1999 as compared to 1998.

     Net cash used in investing activities for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998 was $2.6 million, $17.1 million and $24.7 million, respectively. The Company's primary use of funds for the nine months ended December 31, 1998 was the acquisition of Cynara, which required the use of $15.5 million of cash. The Company's primary use of funds for the year ended March 31, 1998 was the acquisition of TEST, which required the use of $22.4 million of cash.

     Net cash provided by (used in) financing activities for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998 was ($13.7) million, $20.2 million and $21.7 million, respectively. The use of cash for financing activities during 1999 is due primarily to the repayment of long-term debt. Cash provided by financing activities for the nine months ended December 31, 1998 and the year ended March 31, 1998, relates to issuances of common stock and borrowings of long-term debt to finance the Cynara and TEST acquisitions, respectively.

     The Company maintains revolving credit and term loan facilities as well as a working capital facility for export sales. The revolving credit facility provides for up to $22.0 million of borrowings in the United States and up to $10.0 million of borrowings in Canada, subject to borrowing base limitations. As of December 31, 1999, there were no borrowings outstanding under the revolving credit facility. In addition, the Company had issued $2.5 million of letters of credit under the revolving facility as of December 31, 1999. The initial term loan of $32.5 million had been reduced to $31.2 million as of December 31, 1999. Borrowings under the revolving credit facility mature in November 2001, and the term loan matures in November 2003. The revolving credit and term facility is secured by substantially all of the Company's assets. The export sales credit facility provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, of which no borrowings were outstanding as of December 31, 1999. In addition, the Company had issued letters of credit totaling $7.3 million under the export facility. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2002. As of December 31, 1999, the weighted average interest rate of the Company's borrowings under these credit facilities was 8.98%.

     On January 24, 2000, the Company invested $5.4 million in cash to purchase Porta-Test, Inc., financed through cash on hand, borrowing under the revolving credit facility and the issuance of a one-year promissory note of approximately $0.7 million. The Company's management believes that this acquisition will allow the Company to provide oil and gas producers with production facilities that are smaller and more efficient. Porta-Test, Inc. will be included in the NATCO Canada business segment during the first quarter of 2000. The purchase price allocation for this acquisition has not yet been finalized.

     On February 2, 2000, the Company received funds from an initial public offering of its Class A common stock totaling $37.7 million. This offering became effective on January 27, 2000. On February 7, 2000, the Company received proceeds of $10.5 million from the underwriters of its initial public offering as the underwriter executed an over-allotment option for the Company's Class A common stock.

     On February 8, 2000, the Company purchased Modular Production Equipment, Inc. for $2.5 million in cash and a promissory note of $0.3 million. The Company's management believes that with the water treatment technology and expertise of Modular Production Equipment, Inc., the Company can offer its customers an advanced and complete turnkey process solution. This acquisition will be included in the engineered systems business segment during the first quarter of 2000. The purchase price allocation for this acquisition has not yet been finalized.

     During February 2000, proceeds from the Company's initial public offering were used to pay down the revolving credit facility by $25.9 million, including $3.0 million borrowed to finance the purchase of Porta-Test, Inc. The outstanding debt balance as of February 29, 2000 was $5.7 million.

     The Company estimates that cash generated from operations through 2000 will be sufficient to meet its cash operating requirements. The Company's capital expenditures generally consist of renovations and expansions of manufacturing plants, technological improvements to management information systems and acquisitions of, and improvements to, other equipment used in the business. Historically, these capital expenditures have ranged from $1.0 million to $2.0 million annually. Budgeted capital expenditures for the year ending December 31, 2000 are approximately $3.5 million. This capital expenditure budget includes a project to upgrade the existing membrane manufacturing facility in Pittsburgh, California.

     The Company's sales backlog at February 29, 2000 and February 28, 1999 was $83.5 million and $34.9 million, respectively. A significant percentage of the February 29, 2000 backlog is represented by a contract with one customer, Carigali-Triton Operating Company SDN BHD (CTOC). The CTOC contract was awarded during June 1999, and is projected to generate total revenues of approximately $73.0 million. During 1999, CTOC revenues of $14.6 million represented 9% of total revenues for the Company. Revenues from the CTOC project for fiscal 2000 are expected to constitute a significant percentage of total revenue. Backlog at February 29, 2000, excluding the CTOC project reflects a substantial decline from backlog volumes as of the prior year. The Company's management anticipates that the backlog at December 31, 2000, excluding the CTOC project, will be substantially higher than the backlog at February 29, 2000 due to bookings that are expected to occur during fiscal 2000.

     At February 29, 2000, borrowing base limitations reduced the Company's available borrowing capacity under the revolving credit agreement to $19.1 million. However, the Company's management believes that the Company's operating cash flow, supported by its borrowing capacity, will be adequate to fund operations throughout 2000. Should the Company decide to pursue one or more additional acquisition opportunities during 2000, the determination of the Company's ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

INFLATION AND CHANGES IN PRICES

     The costs of materials (e.g., steel) for our products rise and fall with their value in the commodity markets. Generally, increases in raw materials and labor costs are passed on to our customers.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If specified conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

     The Company will adopt SFAS 133 for the fiscal year beginning January 1, 2001. The Company's management has not determined the impact that SFAS 133 will have on the Company's financial statements and believes that the determination will not be meaningful until closer to the date of initial adoption.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE SENSITIVITY

     The Company's operations are conducted around the world in a number of different countries. Accordingly, future earnings are exposed to changes in foreign currency exchange rates when transactions are denominated in currencies other than the Company's functional currencies. These are the primary currencies in which the Company conducts its business in various jurisdictions. The majority of our foreign currency transactions are denominated in the Canadian dollar, which is the functional currency of NATCO Canada. As these contracts are denominated and settled in the functional currency, risks associated with currency fluctuations are minimized. The Company does not currently hedge against foreign currency translation risks and believes that foreign currency exchange risk is not significant to our operations.

INTEREST RATE SENSITIVITY

     The Company's financial instruments subject to changes in interest rates include its revolving credit and term loan facility and its working capital facility for export sales. At December 31, 1999, the Company had $31.2 million outstanding under the term loan portion of the revolving credit and term loan facility. The term borrowings mature in November 2003 and bear interest at floating rates. As of December 31, 1999, the weighted average interest rate of the Company's borrowings under this credit facility was 8.98%. There were no borrowings outstanding under the revolving credit portion or the working capital facility at December 31, 1999.

     Based on past market movements and reasonably possible, near-term market movements, the Company does not believe that potential, near-term losses in future earnings, fair values, or cash flows from changes in interest rates are likely to be material. Assuming the Company's current level of borrowings, a 100 basis point increase in interest rates under these borrowings would decrease the Company's current year net income and cash flow from operations by less than $0.1 million. In the event of an adverse change in interest rates, the Company could take action to mitigate its exposure. However, due to the uncertainty of actions that could be taken and the possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following are the consolidated financial statements of the Company for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998, as applicable, along with the Independent Auditors' report:

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
NATCO Group Inc.:

     We have audited the accompanying consolidated balance sheets of NATCO Group Inc., and subsidiaries as of December 31, 1999 and December 31, 1998 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NATCO Group Inc. and subsidiaries as of December 31, 1999 and December 31, 1998 and the results of their operations and their cash flows for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998 in conformity with generally accepted accounting principles.

KPMG LLP

Houston, Texas
March 1, 2000

                       NATCO GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                           ASSETS

Current assets:
  Cash and cash equivalents.................................    $  1,747       $  2,380
  Restricted cash...........................................          --            883
  Trade accounts receivable, less allowance for doubtful
     accounts of $545 and $579 as of December 31, 1999, and
     December 31, 1998, respectively........................      33,720         42,585
  Inventories...............................................      20,414         22,254
  Notes receivable from director............................       1,890          1,717
  Deferred income tax assets, net...........................       1,478          2,871
  Income tax receivable.....................................         837          1,055
  Prepaid expenses and other current assets.................       1,144            857
                                                                --------       --------
          Total current assets..............................      61,230         74,602
Property, plant and equipment, net..........................      17,806         18,294
Goodwill....................................................      19,083         17,376
Deferred income tax assets, net.............................       6,517          6,230
Other assets, net...........................................       2,194          1,910
                                                                --------       --------
          Total assets......................................    $106,830       $118,412
                                                                ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt....................    $  4,643       $  4,693
  Revolving credit bank loan................................          --          1,585
  Accounts payable..........................................      15,127         20,351
  Accrued expenses and other................................      10,900         13,758
  Customer advances.........................................       5,256          2,749
                                                                --------       --------
          Total current liabilities.........................      35,926         43,136
Long-term debt, excluding current installments..............      26,537         35,499
Postretirement benefit liability............................      15,853         15,587
                                                                --------       --------
          Total liabilities.................................      78,316         94,222
                                                                --------       --------
Stockholders' equity:
  Preferred stock $.01 par value. 5,000,000 shares
     authorized; no shares outstanding......................          --             --
  Class A Common stock, $.01 par value. Authorized
     45,000,000 shares; issued and outstanding 8,787,520 and
     8,650,688 shares as of December 31, 1999, and 1998,
     respectively...........................................          88             86
  Class B Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 825,836 and 500,000
     shares as of December 31, 1999, and 1998
     respectively...........................................           8              5
  Additional paid-in capital................................      43,273         38,888
  Accumulated deficit.......................................      (8,177)        (8,818)
  Treasury stock, 470,188 shares at cost....................      (4,550)        (4,550)
  Accumulated other comprehensive loss......................        (886)        (1,421)
  Note receivable from officer and stockholder..............      (1,242)            --
                                                                --------       --------
          Total stockholders' equity........................      28,514         24,190
                                                                --------       --------
Commitments and contingencies
          Total liabilities and stockholders' equity........    $106,830       $118,412
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            FOR THE      FOR THE NINE    FOR THE
                                                           YEAR ENDED    MONTHS ENDED   YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   MARCH 31,
                                                              1999           1998          1998
                                                          ------------   ------------   ----------
Revenues................................................    $169,948       $145,611      $202,023
Cost of goods sold......................................     127,609        115,521       161,801
                                                            --------       --------      --------
  Gross profit..........................................      42,339         30,090        40,222
Selling, general and administrative expense.............      32,437         24,530        28,553
Depreciation and amortization expense...................       4,681          1,473         1,322
Interest expense........................................       3,256          2,215         2,992
Interest cost on postretirement benefit liability.......       1,048            786         1,048
Revaluation loss (gain) on postretirement benefit
  liability.............................................      (1,016)            53           159
Interest income.........................................        (256)          (227)         (140)
                                                            --------       --------      --------
  Income from continuing operations before income
     taxes..............................................       2,189          1,260         6,288
Income tax provision....................................       1,548            608         1,141
                                                            --------       --------      --------
  Income from continuing operations.....................         641            652         5,147
                                                            --------       --------      --------
  Income from discontinued operations (net of applicable
     income tax expense of $395)........................          --             --           767
                                                            --------       --------      --------
  Net income............................................    $    641       $    652      $  5,914
                                                            ========       ========      ========
Basic earnings per share:
  Continuing operations.................................    $   0.07       $   0.08      $   0.68
  Discontinued operations...............................          --             --          0.10
                                                            --------       --------      --------
  Net income............................................        0.07           0.08          0.78
                                                            ========       ========      ========
Diluted earnings per share:
  Continuing operations.................................        0.06           0.07          0.64
  Discontinued operations...............................          --             --          0.09
                                                            --------       --------      --------
  Net income............................................        0.06           0.07          0.73
                                                            ========       ========      ========
Basic weighted average number of shares of common stock
  outstanding...........................................       9,302          8,243         7,623
Diluted weighted average number of shares of common
  stock outstanding.....................................       9,953          8,942         8,067

          See accompanying notes to consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                        COMMON           COMMON
                                         STOCK            STOCK                                            ACCUMULATED
                                        SHARES            CLASS     ADDITIONAL                                OTHER
                                  -------------------   ---------    PAID-IN     ACCUMULATED   TREASURY   COMPREHENSIVE
                                      A          B       A     B     CAPITAL       DEFICIT      STOCK         LOSS
                                  ---------   -------   ---   ---   ----------   -----------   --------   -------------
Balances at March 31, 1997......  4,553,334        --   $ 1    --    $ 9,623      $(10,826)    $(4,350)      $  (764)
Issue common stock..............  2,113,334        --    16    --     10,624            --          --            --
Stock split.....................         --        --    50    --        (50)           --          --            --
Change in equity of minority
  interest......................         --        --    --    --        (11)           --          --            --
Dividends paid..................         --        --    --    --         --        (4,558)         --            --
Employee stock compensation.....         --        --    --    --         86            --          --            --
Note repayment..................         --        --    --    --         --            --          --            --
Comprehensive income
  Net income....................         --        --    --    --         --         5,914          --            --
  Foreign currency translation
    adjustment..................         --        --    --    --         --            --          --          (336)
Total comprehensive income......         --        --    --    --         --            --          --            --
                                  ---------   -------   ---   ---    -------      --------     -------       -------
Balances at March 31, 1998......  6,666,668        --   $67    --    $20,272      $ (9,470)    $(4,350)      $(1,100)
Conversion of subordinated
  debt..........................  1,479,258        --    14    --      8,172            --          --            --
Issue common stock for
  acquisition...................         --   500,000    --     5      5,245            --          --            --
Issue common stock..............    504,762        --     5    --      5,295            --          --            --
Employee stock compensation.....         --        --    --    --         23            --          --            --
Stock options repurchased.......         --        --    --    --       (119)           --          --            --
Call option on common stock.....         --        --    --    --         --            --        (200)           --
Comprehensive income
  Net income....................         --        --    --    --         --           652          --            --
  Foreign currency translation
    adjustment..................         --        --    --    --         --            --          --          (321)
Total comprehensive income......         --        --    --    --         --            --          --            --
                                  ---------   -------   ---   ---    -------      --------     -------       -------
Balances at December 31, 1998...  8,650,688   500,000   $86   $ 5    $38,888      $ (8,818)    $(4,550)      $(1,421)
Issue common stock for
  acquisition...................         --   325,836    --     3      3,419            --          --            --
Stock options repurchased.......         --        --    --    --       (237)           --          --            --
Stock subscription..............    136,832        --     2    --      1,203            --          --            --
Interest on stock subscription
  note receivable...............         --        --    --    --         --            --          --            --
Comprehensive income
  Net income....................         --        --    --    --         --           641          --            --
  Foreign currency translation
    adjustment..................         --        --    --    --         --            --          --           535
Total comprehensive income......         --        --    --    --         --            --          --            --
                                  ---------   -------   ---   ---    -------      --------     -------       -------
Balances at December 31, 1999...  8,787,520   825,836   $88   $ 8    $43,273      $ (8,177)    $(4,550)      $  (886)
                                  =========   =======   ===   ===    =======      ========     =======       =======


                                     NOTE           TOTAL
                                  RECEIVABLE    STOCKHOLDER'S
                                     FROM          EQUITY
                                  STOCKHOLDER     (DEFICIT)
                                  -----------   -------------
Balances at March 31, 1997......    $  (421)       $(6,737)
Issue common stock..............         --         10,640
Stock split.....................         --             --
Change in equity of minority
  interest......................         --            (11)
Dividends paid..................         --         (4,558)
Employee stock compensation.....         --             86
Note repayment..................        421            421
Comprehensive income
  Net income....................         --          5,914
  Foreign currency translation
    adjustment..................         --           (336)
                                                   -------
Total comprehensive income......         --          5,578
                                    -------        -------
Balances at March 31, 1998......         --          5,419
Conversion of subordinated
  debt..........................         --          8,186
Issue common stock for
  acquisition...................         --          5,250
Issue common stock..............         --          5,300
Employee stock compensation.....         --             23
Stock options repurchased.......         --           (119)
Call option on common stock.....         --           (200)
Comprehensive income
  Net income....................         --            652
  Foreign currency translation
    adjustment..................         --           (321)
                                                   -------
Total comprehensive income......         --            331
                                    -------        -------
Balances at December 31, 1998...         --         24,190
Issue common stock for
  acquisition...................         --          3,422
Stock options repurchased.......         --           (237)
Stock subscription..............     (1,205)            --
Interest on stock subscription
  note receivable...............        (37)           (37)
Comprehensive income
  Net income....................         --            641
  Foreign currency translation
    adjustment..................         --            535
                                                   -------
Total comprehensive income......         --          1,176
                                    -------        -------
Balances at December 31, 1999...     (1,242)        28,514
                                    =======        =======

          See accompanying notes to consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                FOR THE        FOR THE       FOR THE
                                                                  YEAR       NINE MONTHS      YEAR
                                                                 ENDED          ENDED         ENDED
                                                              DECEMBER 31,   DECEMBER 31,   MARCH 31,
                                                                  1999           1998         1998
                                                              ------------   ------------   ---------
Cash flows from operating activities:
  Net income................................................    $    641       $    652     $  5,914
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Change in equity of minority interest...................          --             --          (11)
    Deferred income tax provision...........................       1,107            (16)        (565)
    Depreciation and amortization expense...................       4,681          1,473        1,322
    Noncash interest expense (income).......................        (211)            --        1,031
    Interest cost on postretirement benefit liability.......       1,048            786        1,048
    Gain on sale of property, plant and equipment...........        (560)           (49)        (397)
    Loss (gain) on revaluation of postretirement benefit
     liability..............................................      (1,016)            53          159
    Noncash compensation expense............................          --             23           86
    Write off of accrued IPO fees...........................          --            380           --
    Other, net..............................................         (60)           (37)         242
    Change in assets and liabilities:
      (Increase) decrease in restricted cash................         883           (334)        (141)
      Decrease in trade accounts receivable.................       9,296          2,853          347
      (Increase) decrease in inventories....................       2,858            570       (3,172)
      (Increase) decrease in prepaid expense and other
       current assets.......................................         391            874         (361)
      Decrease in net assets of discontinued operations.....          --             --          349
      Increase (decrease) in other income taxes.............         234         (1,642)        (243)
      Decrease in accounts payable..........................      (3,707)        (5,834)      (3,765)
      Increase (decrease) in accrued expenses and other.....      (2,609)        (1,894)         757
      Increase in customer advances.........................       2,415            692          513
                                                                --------       --------     --------
        Net cash provided by (used in) operating
        activities..........................................      15,391         (1,450)       3,113
                                                                --------       --------     --------
Cash flows from investing activities:
  Capital expenditures for property, plant and equipment....      (3,593)        (1,636)      (1,256)
  Proceeds from sales of property, plant and equipment......         977             66        1,075
  Acquisitions, net of working capital acquired.............          --        (15,499)     (22,955)
  Increase in due from director.............................          --             --       (1,576)
                                                                --------       --------     --------
        Net cash used in investing activities...............      (2,616)       (17,069)     (24,712)
                                                                --------       --------     --------
Cash flows from financing activities:
  Net advances (repayments) under revolving credit
    agreements..............................................      (1,585)        (2,562)       8,867
  Change in bank overdrafts.................................      (1,878)          (156)       2,435
  Proceeds from notes receivable............................          --             --          421
  Proceeds from long-term debt..............................          --         39,477       10,000
  Proceeds from shareholder debt............................          --             --        2,360
  Repayments of long-term debt..............................      (9,209)       (20,631)     (11,529)
  Issuance of common stock..................................          --          5,300       10,640
  Payments on postretirement benefit liability..............        (524)          (446)        (621)
  Receipt as partial payment of the net present value of
    postretirement benefit liability of affiliate...........         475             --           --
  Other, principally bank and IPO fees......................        (980)          (803)        (913)
                                                                --------       --------     --------
        Net cash provided by (used in) financing
        activities..........................................     (13,701)        20,179       21,660
                                                                --------       --------     --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................         293           (221)        (336)
                                                                --------       --------     --------
Increase (decrease) in cash and cash equivalents............        (633)         1,439         (275)
Cash and cash equivalents at beginning of period............       2,380            941        1,216
                                                                --------       --------     --------
Cash and cash equivalents at end of period..................    $  1,747       $  2,380     $    941
                                                                ========       ========     ========
Cash payments for:
  Interest..................................................    $  3,285       $  2,045     $  2,101
  Income taxes..............................................    $    751       $  2,093     $  1,104
Significant non cash financing activities:
  Issuance of common stock for acquisition..................    $  3,422       $  5,250           --
  Conversion of subordinated debt...........................          --       $  8,172           --

          See accompanying notes to consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1) ORGANIZATION

     NATCO Group Inc. (the Company) was formed in June 1988 by Capricorn Investors, L.P. (Capricorn). Capricorn led a group of investors who invested sufficient funds in the Company to enable the Company to acquire several businesses from Combustion Engineering, Inc. (C-E). On June 21, 1989, the Company acquired from C-E all of the outstanding common stock of W. S. Tyler, Incorporated (Tyler), and National Tank Company (NATCO), and the net assets of certain foreign affiliates of the Company. The accompanying consolidated financial statements and all related disclosures include the results of operations of the Company and its majority-owned subsidiaries for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998.

     During 1992, the Company contributed its common stock investment in Tyler and $5,500 in cash to Process Technology Holdings, Inc. (PTH) in exchange for all of the issued and outstanding common stock of PTH. In 1992 and 1993, PTH and the Company sold certain shares of PTH common stock to third parties and, during 1997, the Company completed a tax-free spin-off of PTH to its stockholder. The results of operations of PTH are shown as discontinued operations in the consolidated statements of operations.

     On June 30, 1997, NATCO acquired Total Engineering Services Team, Inc.
(TEST), and on November 20, 1998, NATCO acquired The Cynara Company (Cynara).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year Change. Effective April 1, 1998, the Company changed its fiscal year end from March 31 to December 31.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     Concentration of Credit Risk. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. No single customer represented more than 10% of revenues for the year ended December 31, 1999 or the nine months ended December 31, 1998. For the year ended March 31, 1998, the Company had one customer that represented 14% of revenues for the year.

     Cash Equivalents. The Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

     Restricted Cash. At December 31, 1998 cash in the amount of $883 was pledged as collateral on outstanding letters of credit related to performance and warranty guarantees, and was classified as restricted cash on the balance sheet. No restricted cash exists at December 31, 1999.

     Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the last in, first out (LIFO) method for NATCO domestic inventories, average cost for TEST inventories and the first in, first out
(FIFO) method for all other inventories.

     Property, Plant and Equipment. Property, plant and equipment are stated at cost less an allowance for depreciation. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives. Maintenance and repair costs are expensed as incurred; renewals and betterments are capitalized. Upon the sale or retirement of properties, the accounts are relieved of the cost and the related accumulated depreciation, and any resulting profit or loss is included in income. The carrying values of property, plant and equipment by location are reviewed annually and more often if there are indications that these assets may be impaired.

     Goodwill. Goodwill is being amortized on a straight-line basis over periods of 20 and 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization over its remaining life can be recovered through undiscounted future operating cash flows. Based on its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1999. Amortization expense for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998 was $739, $167, and $128, respectively. Accumulated amortization at December 31, 1999 and December 31, 1998 was $1,133 and $394, respectively.

     Other Assets, Net. Other assets consist of prepaid pension assets, deposits of a long-term nature, deferred financing costs and covenants not to compete. Deferred financing costs and covenants not to compete have been capitalized and are being amortized over the term of the related agreements. Amortization expense for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998 was $570, $244, and $262, respectively.

     Environmental Remediation Costs. The Company accrues environmental remediation costs based on estimates of known environmental remediation exposure. Such accruals are recorded when the cost of remediation is probable and estimable, even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred.

     Revenue Recognition. Revenues from significant contracts (NATCO contracts greater than $250 and longer than four months in duration and all TEST contracts and orders) are recognized on the percentage of completion method. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the year in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed claims and change order revenues, if any. Losses expected to be incurred on jobs in progress, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Customers typically retain an interest in uncompleted projects. Other revenues and related costs are recognized when products are shipped or services are rendered to the customer.

     Stock-Based Compensation. Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provision of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     Research and Development. Research and development costs are charged to operations in the year incurred. The cost of equipment used in research and development activities, which has alternative uses, is capitalized as equipment and not treated as an expense of the period. Such equipment is depreciated over estimated lives of 5 to 10 years. Research and development expenses totaled $1,898, $1,001, and $738 for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998, respectively.

     Warranty Costs. Estimated future warranty obligations related to products are charged to cost of goods sold in the period in which the related revenue is recognized. Additionally, the Company provides some of its customers with letters of credit covering potential warranty claims. At December 31, 1999 and December 31, 1998, the Company had $1,798 and $2,528, respectively, in outstanding letters of credit related to warranties.

     Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management has considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     Translation of Foreign Currencies. Financial statement amounts related to foreign operations are translated into their United States dollar equivalents at exchange rates as follows: (1) balance sheet accounts at year-end exchange rates, and (2) statement of operations accounts at the weighted average exchange rates for the period. The gains or losses resulting from such translations are deferred and included in accumulated other comprehensive loss as a separate component of stockholders' equity. Gains or losses from foreign currency transactions are reflected in the consolidated statements of operations.

     Use of Estimates. Management of the Company has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the amounts of revenues and expenses recognized during the period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Earnings per Common Share. In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share, which replaced primary and fully diluted earnings per share with basic and diluted earnings per share. The Company adopted the provisions of SFAS No. 128 in the fourth quarter of 1997 and all previously reported earnings per share data have been restated. Under SFAS No. 128, the basic earnings per share calculation excludes the dilutive effect of common stock equivalents in determining basic earnings per share. The diluted earnings per common and common equivalent share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. For the purposes of this calculation, outstanding employee stock options are considered common stock equivalents. In conformity with Securities and Exchange Commission requirements, common stock, options and warrants, or other potentially dilutive instruments which have been issued for nominal consideration during the periods covered by income statements presented, are reflected in earnings per share calculations for all periods presented.

     The following table presents earnings per common share amounts computed using SFAS 128:

                                                               NET              PER SHARE
                        PERIOD ENDED                          INCOME   SHARES    AMOUNTS
                        ------------                          ------   ------   ---------
Year ended March 31, 1998
Basic EPS...................................................  $5,914   7,623      $0.78
Effect of dilutive securities:
Options.....................................................      --     444      (0.05)
                                                              ------   -----      -----
Diluted EPS.................................................  $5,914   8,067      $0.73
                                                              ======   =====      =====
Nine months ended December 31, 1998
Basic EPS...................................................  $  652   8,243      $0.08
Effect of dilutive securities:
Options.....................................................      --     699      (0.01)
                                                              ------   -----      -----
Diluted EPS.................................................  $  652   8,942      $0.07
                                                              ======   =====      =====
Year ended December 31, 1999
Basic EPS...................................................  $  641   9,302      $0.07
Effect of dilutive securities Options.......................      --     651      (0.01)
                                                              ------   -----      -----
Diluted EPS.................................................  $  641   9,953      $0.06
                                                              ======   =====      =====

(3) CAPITAL STOCK

     Common Stock. On June 25, 1997, the Board of Directors of the Company approved an increase in the number of authorized common shares from 3,000 to 20,000,000. On that date, the directors declared a 7,503 for one common stock split to be effected by the distribution of 7,502 additional shares for each share of common stock held by stockholders of record as of that date. On March 6, 1998, the Company's charter was amended to increase the number of authorized shares of capital shares from 20,000,000 to 55,000,000, of which 5,000,000 are shares of preferred stock, par value $0.01, and 50,000,000 are shares of common stock. On that date, the board of directors declared a common stock split to be effected by the exchange of four shares for every three shares of common stock outstanding. All share data has been restated to reflect the effects of this transaction.

     On November 18, 1998, the Company's charter was again amended to divide the common stock into two classes: Class A common stock (45,000,000 shares) and Class B common stock (5,000,000 shares). The two classes of common stock have the same relative rights and preferences except the holders of the Class B common stock have the right, voting separately as a class,

     - To elect one member of the Company's board of directors; and

     - To vote on any amendment to the Company's charter that would authorize additional Class B common stock or would adversely affect their right to elect a director.

Class B shares may be converted by the holder to Class A shares at any time, and will automatically convert to Class A shares on January 1, 2002.

(4) ACQUISITIONS

     On June 30, 1997, NATCO completed the acquisition of TEST from Weatherford Enterra, Inc. for $22,475 in cash. The funds used for the acquisition of TEST were provided by $10,640 in additional equity and a $2,360 loan from Capricorn Investors II, L.P. (Capricorn II) and proceeds from a new senior credit facility.

     The acquisition has been accounted for as a purchase and the results of TEST have been included in the consolidated financial statements since the date of the acquisition. The purchase agreement allowed for purchase price adjustments and included a guarantee of collectibility for TEST accounts receivable acquired at the purchase price date. The Company subsequently received cash of $1,387 and $1,690 related to purchase price adjustments and the reimbursement of uncollected accounts receivable of TEST, respectively, at the end of the purchase price adjustment period. Goodwill amounted to $6,237 and is being amortized over a forty-year period.

     On November 20, 1998, the Company completed the acquisition of Cynara from a group of private investors for $5,250 in cash, the assumption of $10,118 in Cynara bank debt, and the issuance of 500,000 shares of NATCO Class B common stock valued at $5,250. In addition, the Company may be required to issue up to an additional 1,400,000 shares to Cynara's former shareholders based on performance criteria defined in the purchase agreement. The Company had placed 450,000 shares in escrow related to this provision. The Company has issued 325,836 of these escrowed shares at December 31, 1999 and could be required to issue up to an additional 950,000 shares at March 31, 2000 and December 31, 2000. Should additional shares be issued, a corresponding increase will be made to cost in excess of fair value of net assets acquired. The funds used for the acquisition of Cynara were provided by $5,300 in additional equity and proceeds from a new senior credit facility provided by a syndicate of major international banks. The acquisition has been accounted for as a purchase and the results of Cynara have been included in the consolidated financial statements since the date of acquisition. Goodwill at December 31, 1999 and December 31, 1998 was $13,480 and $11,622, respectively. Accumulated amortization was $577 and $30, for the respective periods.

(5) INVENTORIES

     Inventories consisted of the following amounts:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Finished goods..............................................    $ 6,828        $ 7,153
Work-in-process.............................................      4,745          5,642
Raw materials and supplies..................................      9,106          9,725
                                                                -------        -------
  Inventories at FIFO.......................................     20,679         22,520
Excess of FIFO over LIFO cost...............................       (265)          (266)
                                                                -------        -------
                                                                $20,414        $22,254
                                                                =======        =======

     At December 31, 1999 and December 31, 1998, inventories valued using the LIFO method and included above amounted to $14,639 and $16,060, respectively. For the year ended December 31, 1999, liquidations of LIFO layers resulted in a reduction of cost of sales of $21. There was no reduction in the LIFO layers for the nine months ended December 31, 1998 or the year ended March 31, 1998.

(6) COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Cost and estimated earnings on uncompleted contracts are as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Cost incurred on uncompleted contracts......................    $47,533        $35,704
Estimated earnings..........................................     15,625         10,265
                                                                -------        -------
                                                                 63,158         45,969
Less billings to date.......................................     64,656         36,116
                                                                -------        -------
                                                                $(1,498)       $ 9,853
                                                                =======        =======
Included in accompanying balance sheets under the following
  captions:
  Trade accounts receivable.................................    $   866        $ 9,904
  Customer advances.........................................     (2,364)           (51)
                                                                -------        -------
                                                                $(1,498)       $ 9,853
                                                                =======        =======

(7) PROPERTY, PLANT AND EQUIPMENT, NET

     The components of property, plant and equipment, were as follows:

                                               ESTIMATED USEFUL   DECEMBER 31,   DECEMBER 31,
                                                 LIVES(YEARS)         1999           1998
                                               ----------------   ------------   ------------
Land and improvements........................            --         $  1,666       $ 1,395
Buildings and improvements...................      20 to 40            6,995         7,441
Machinery and equipment......................       3 to 12           19,004        15,956
Office furniture and equipment...............       3 to 12            3,409         3,490
Less accumulated depreciation................                        (13,268)       (9,988)
                                                                    --------       -------
                                                                    $ 17,806       $18,294
                                                                    ========       =======

     Depreciation expense was $3,666, $1,291, and $1,168, respectively, for the year ended December 31, 1999, for the nine months ended December 31, 1998, and for the year ended March 31, 1998. The Company leases certain pieces of machinery and equipment to its customers, generally for periods of one month to one year. The cost of leased machinery and equipment is $2,958 and $2,685, and the related accumulated depreciation is $2,161 and $1,935, at December 31, 1999 and December 31, 1998, respectively. Lease and rental income of $450, $536, and $648 for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998, respectively, are included in revenues.

(8) OTHER ASSETS, NET

     Other assets consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Deferred financing costs....................................  656$......        $  760
Deferred costs of public offering...........................  572......             --
Covenants not to compete....................................  542......            818
Prepaid pension asset.......................................  206......            246
Other assets................................................  218......             86
                                                                 ------         ------
                                                                 $2,194         $1,910
                                                                 ======         ======

     Deferred financing costs are amortized over the life of the related debt instruments (three and five years). Accumulated amortization amounted to $294 and $129 at December 31, 1999 and December 31, 1998, respectively.

(9) ACCRUED EXPENSES AND OTHER

     Accrued expense and other consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Accrued compensation and benefits...........................    $ 7,509        $ 8,802
Accrued insurance reserves..................................        502            905
Warranty and product reserves...............................      1,251          1,715
Taxes.......................................................        425            527
Other.......................................................      1,213          1,809
                                                                -------        -------
          Totals............................................    $10,900        $13,758
                                                                =======        =======

     During the nine months ended December 31, 1998 and the year ended March 31, 1998, the Company revised its previous estimate of accrued insurance reserves resulting in a reduction of insurance expense of $1,207 and $1,326, respectively.

(10) SHORT-TERM DEBT

     At December 31, 1999 and December 31, 1998, NATCO had a working capital facility for export sales of $10.0 million and $5.0 million, respectively. The loans bear interest at prime, which was 8.50% and 7.75% respectively as of December 31, 1999 and December 31, 1998. Borrowings are based on the value of inventory and accounts receivable. The bank facility is secured by specific project inventory and receivables, a 90% guarantee from EXIM bank, and a second lien on the assets pledged to the NATCO revolving credit bank loan. The working capital facilities and loans are annual programs. The facility in place as of December 31, 1999, matures on July 23, 2002. No borrowings were outstanding under this facility as of December 31, 1999. The outstanding balance at December 31, 1998 was $1,585. The Company had letters of credit outstanding under this facility totaling $7,360 and $523 at December 31, 1999 and December 31, 1998, respectively.

(11) LONG-TERM DEBT

     The consolidated borrowings of the Company are as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
BANK DEBT
Term loan with variable interest rate (8.98% and 7.68% at
  December 31, 1999 and December 31, 1998, respectively) and quarterly payments of principal ($1,161) and interest, due
  November 30, 2003.........................................     31,180         32,500
Revolving credit bank loans with variable interest rate
  (8.04% at December 31, 1998) quarterly payment of
  interest, due November 30, 2001...........................         --          6,977
Industrial revenue bond, $50 due annually with balance due
  September 1, 2005.........................................         --            715
                                                                -------        -------
     Total..................................................     31,180         40,192
     Less current installments..............................     (4,643)        (4,693)
                                                                -------        -------
     Long-term debt.........................................    $26,537        $35,499
                                                                =======        =======

     The aggregate annual future maturities of long-term debt for the next five years ended December 31 are as follows: 2000 -- $4,643, 2001 -- $4,643,
2002 -- $4,643, 2003 -- $17,251 and 2004 -- $0.

     NATCO. On November 20, 1998, a revolving credit and term loan facility was put into place with a syndicate of major international banks. The credit facility provides for a $32,000 revolving credit line ($22,000 available in the U.S., $10,000 available in Canada) to finance eligible accounts receivable and inventories, and a $32,500 term loan. Indebtedness under the credit facility bears interest at a floating rate based (at the Company's option) upon (i) the Base Rate, or Canadian prime rate with respect to Base Rate Loans, plus the Margin Percentage or (ii) the London Interbank Offered Rate for one, two, three or six months, plus the Margin Percentage. The Margin Percentage for Base Rate and Canadian prime rate loans varies from 1.00% to 0.00% depending on the Company's debt to capitalization ratio; and the Margin Percentage for Eurodollar loans varies from 2.50% to 1.00% depending on the Company's debt to capitalization ratio. The term borrowings mature on November 30, 2003, and the revolving borrowings mature on November 30, 2001. These agreements contain affirmative covenants including financial requirements related to minimum net worth, debt to capitalization ratio, and fixed charge coverage ratio, as well as restrictions on NATCO making any distributions of any property or cash to the Company in excess of an agreed sum without prior lender approval, and requires commitment fees in accordance with standard banking practices. The loan is collateralized by substantially all the assets of the Company and its subsidiaries, as well as a guarantee by the Company. As of December 31, 1999, the Company was in compliance with all restrictive covenants. NATCO had letters of credit outstanding under the revolving credit facilities totaling $2,553 at December 31, 1999. These letters of credit constitute contract performance and warranty collateral and expire at various dates through September 2002.

     The industrial revenue bond was secured by plant, real property, and equipment of NATCO and was also guaranteed by NATCO. Interest ranged from 7.9% to 8.5%, payable semiannually. On August 4, 1999, the Company sold this facility which had been leased under a long-term agreement for $950. The net book value of the facility at the time of the sale was approximately $385. Proceeds from the sale were used to retire the industrial development revenue bond related to the facility which amounted to $715, with the remaining amount applied to the Company's outstanding revolver balances.

     Dividend Restrictions. With respect to its new credit facilities, NATCO has agreed that it will not make any distributions of any property or cash to the Company or its stockholders' in excess of $1,500 for 1998, $2,000 for 1999, and $2,200 for any year thereafter, plus 50% of excess cash flow beginning in 2001.

     The Company's previous Canadian loan facility contained various restrictive covenants which included, but were not limited to, restrictions on the aggregate of capital expenditures and/or dividends paid in any one fiscal year not to exceed 50% of net cash flow, defined as the sum of after tax net profit plus depreciation/amortization and deferred taxes less payments made on long term debt. For the fiscal year ended March 31, 1998, NATCO Canada was restricted from making any such payments in excess of $1,699.

     Parent Company. On December 11, 1991, the Company issued its promissory notes to Capricorn to evidence borrowings of $5,000. The notes were subordinated to all senior debt of the Company. Thereafter, interest payments were deferred and added to the principal amount of the notes. During the period prior to June 1997, the maturity dates of these notes were extended to 2000 and $4,600 thereof was assumed, with the consent of Capricorn, by PTH in connection with the distribution by the Company of the capital stock of PTH to Capricorn. In conjunction with the refinancing of its domestic debt facility, the remaining notes plus accrued but unpaid interest held by Capricorn were exchanged for $5,100 in principal amount of the Company's 13% Subordinated Promissory Note due 2000 (the "Cap I Note").

     In June 1997, the Company completed the refinancing of its domestic debt facility, in part to finance the acquisition of TEST. At that time, Capricorn II invested an aggregate of $13,000 in the Company and received in exchange 2,113,334 shares of common stock and $2,400 in principal amount of the Company's 13% Subordinated Promissory Note due 2000 (the "Cap II Note"), the terms of which are, except for the principal amount, identical to the Cap I Note. The 13% subordinated notes are convertible into 1,479,258 shares of Company common stock. Effective April 1, 1998, the Cap I and Cap II Notes were converted into common stock of the Company.

(12) INCOME TAXES

     Income tax expense (benefit) consisted of the following components:

                                                        YEAR       NINE MONTHS      YEAR
                                                       ENDED          ENDED         ENDED
                                                    DECEMBER 31,   DECEMBER 31,   MARCH 31,
                                                        1999           1998         1998
                                                    ------------   ------------   ---------
Current:
  Federal.........................................     $   --         $  --        $ (319)
  State...........................................        240           129            --
  Foreign.........................................        201           495         2,025
                                                       ------         -----        ------
                                                          441           624         1,706
                                                       ------         -----        ------
Deferred:
  Federal.........................................        912            77          (511)
  State...........................................        104            36           (54)
  Foreign.........................................         91          (129)           --
                                                       ------         -----        ------
                                                        1,107           (16)         (565)
                                                       ------         -----        ------
                                                       $1,548         $ 608        $1,141
                                                       ======         =====        ======

     Temporary differences related to the following items that give rise to deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Deferred tax assets:
  Postretirement benefit liability..........................     $5,786        $ 5,923
  Accrued liabilities.......................................      2,437          3,017
  Net operating loss carry forward..........................        699          1,113
  Accounts receivable.......................................        197            192
  Property, plant and equipment.............................         15             --
                                                                 ------        -------
          Total deferred tax assets.........................     $9,134        $10,245
                                                                 ------        -------
Deferred tax liabilities:
  Inventory.................................................     $  934        $   992
  Property, plant and equipment.............................        118             59
  Pension assets............................................         88             93
                                                                 ------        -------
          Total deferred tax liabilities....................      1,140          1,144
                                                                 ------        -------
          Net deferred tax assets...........................     $7,994        $ 9,101
                                                                 ======        =======

     At December 31, 1999 and December 31, 1998, the Company did not record a valuation allowance related to its deferred tax assets because it is the opinion of management that future operations will more likely than not generate sufficient taxable income to realize the deferred tax assets. At December 31, 1999, the Company has net operating loss carry-forwards for federal income tax purposes of $1,930 that are available to offset future federal income tax, if any, through 2019.

     Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 34% to income from continuing operations before income taxes as a result of the following:

                                                                   NINE MONTHS      YEAR
                                                     YEAR ENDED       ENDED         ENDED
                                                    DECEMBER 31,   DECEMBER 31,   MARCH 31,
                                                        1999           1998         1998
                                                    ------------   ------------   ---------
Income tax expense computed at statutory rate.....     $  744          $428        $ 2,138
State income tax expense (benefit) net of federal
  income tax effect...............................        262            87            (54)
Foreign income tax expense (benefit) net of
  federal income tax effect.......................       (204)           31            278
Foreign losses for which no tax benefit is
  currently available.............................         91            49             31
Tax benefit of foreign losses not previously
  claimed.........................................        (39)          (79)        (1,507)
Permanent differences, primarily meals and
  entertainment and amortization..................        390           122            130
Deferred state rate adjustment....................        235            --             --
Other.............................................         69           (30)           125
                                                       ------          ----        -------
                                                       $1,548          $608        $ 1,141
                                                       ======          ====        =======

     A provision has not been made for U.S. income taxes that would be payable if undistributed earnings of foreign subsidiaries were distributed to the Company in the form of dividends, since it is management's intention to reinvest such earnings permanently in the related foreign operations. At December 31, 1999 and December 31, 1998, such amounts were not significant.

     Federal income tax returns for fiscal years beginning with 1997 are open for review by the Internal Revenue Service.

(13) STOCKHOLDERS' EQUITY

     CEO Stock Options. In connection with the engagement of Nathaniel A. Gregory as the chief executive officer of the Company, the Company granted to him options to purchase NATCO common stock that were subsequently converted to options to purchase common stock of the Company. At December 31, 1998 and March 31, 1998, these options related to an aggregate of 905,104 shares of Company common stock. Outstanding options at December 31, 1999 totaled an aggregate of 880,104 shares.

     Stock Appreciation Rights. During 1994, NATCO adopted the National Tank Company Stock Appreciation Rights Plan (the National Tank Plan). The National Tank Plan provided for grants to officers and key employees of NATCO of rights to the appreciation in value of a stated number of shares of NATCO common stock. Value was to be determined by a committee of the NATCO board of directors. The maximum number of rights issuable under the National Tank Plan was 500,000. Rights vested over a three year period. At March 31, 1997, there were 390,005 rights outstanding, of which 290,080 were vested. Compensation expense has been adjusted in connection with the plan for the nine months ended December 31, 1998 and the year ended March 31, 1998 to reflect expense of $23 and $86, respectively. Rights under this plan were converted to stock options as discussed below.

     Individual Stock Options. On July 1, 1997, the board of directors of the Company approved the exchange of rights outstanding, discussed previously, under the National Tank Plan for individual options to purchase common stock of the Company. The exercise price of these options was equal to fair market value of the common stock. Accordingly, no compensation expense was recorded. These individual stock options granted on July 1, 1997 vested ratably over a period of three years in accordance with terms of the original stock appreciation rights. New options issued on July 1, 1997 vested ratably over a four year period. The maximum term of these options was 7.5 years. The Company reserved an aggregate of 390,005 shares of common stock for issuance upon exercise of these individual stock options.

     Stock Options Plans. In January 1998 and February 1998, the Company adopted the Directors Compensation Plan and the Employee Stock Incentive Plan. These plans authorize the issuance of options to purchase up to an aggregate of 760,000 shares of Company common stock. The options vest over periods of up to four years. The maximum term under these options is ten years. At December 31, 1999, December 31, 1998 and March 31, 1998, options relating to an aggregate of 455,085, 464,672 and 260,006 shares were outstanding under these plans.

     The following table summarizes the transactions of the company's stock option plans for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998:

                                                                                WEIGHTED
                                                             STOCK OPTIONS      AVERAGE
                                                                SHARES       EXERCISE PRICE
                                                             -------------   --------------
Balance at March 31, 1997..................................      740,741         $1.85
  Granted..................................................      424,369         $5.15
  Exercised/cancelled......................................           --            --
Conversion of stock appreciation rights to stock options...      390,005            --
                                                               ---------         -----
Balance at March 31, 1998..................................    1,555,115         $2.75
  Granted..................................................      262,751         $8.81
  Exercised................................................      (38,333)        $8.81
  Canceled.................................................      (19,752)        $6.71
                                                               ---------         -----
Balance at December 31, 1998...............................    1,759,781         $3.48
  Granted..................................................      194,167         $9.25
  Exercised................................................     (143,334)        $1.51
  Canceled.................................................      (15,417)        $7.58
                                                               ---------         -----
Balance at December 31, 1999...............................    1,795,197         $4.35

                                                                                WEIGHTED
                                                             STOCK OPTIONS      AVERAGE
                                                                SHARES       EXERCISE PRICE
                                                             -------------   --------------
Price range $1.47 -- $2.22 (weighted average remaining
  contractual life of 3.06 years)..........................      770,559         $1.52
Price range $3.58 -- $5.03 (weighted average remaining
  contractual life of 4.42 years)..........................      569,553         $4.56
Price range $8.81 -- $10.00 (weighted average remaining
  contractual life of 8.79 years)..........................      455,085         $9.00

                                                                                WEIGHTED
                                                             STOCK OPTIONS      AVERAGE
                                                                SHARES       EXERCISE PRICE
                                                             -------------   --------------
March 31, 1998.............................................    1,279,778         $2.26
December 31, 1998..........................................    1,379,638         $2.69
December 31, 1999..........................................    1,382,858         $3.24

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the minimum value method of this statement under the assumptions of a risk free rate of 5.5% and an expected life of options of 10 years for options issued during the year ended December 31, 1999 and the nine months ended December 31, 1998. For options issued prior to March 31, 1998, the risk free rate of return used was 7% and the expected life used was 7.5 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share for the year ended December 31, 1999, the nine months ending December 31, 1998, and the year ended March 31, 1998 were as follows:

                                                                  NINE MONTHS       YEAR
                                                    YEAR ENDED       ENDED         ENDED
                                                   DECEMBER 31,   DECEMBER 31,   MARCH 31,
                                                       1999           1998          1998
                                                   ------------   ------------   ----------
Net earnings -- as reported......................     $ 641          $ 652         $5,914
Net earnings -- pro forma........................     $ 276          $ 495         $5,844
Earnings per share -- as reported................     $0.07          $0.08         $ 0.78
Earnings per share -- pro forma..................     $0.03          $0.06         $ 0.77

     Because the statement provides for pro forma amounts for options granted beginning in 1995, the pro forma expense will likely increase in future years as the new option grants become subject to the pricing model.

Preferred Stock Purchase Rights

     In May 1998, the board of directors of the Company declared a dividend of one preferred share purchase right (right) for each outstanding share of common stock and for each share of common stock thereafter issued prior to the time the rights become exercisable. When the rights become exercisable, each right will entitle the holder to purchase one one-hundredth of one share of Series A Junior Participating Preferred Stock at a price of $72.50 in cash. Until the rights become exercisable, they will be evidenced by the certificates or ownership of our common stock and they will not be transferable apart from the common stock.

     The rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of the Company's common stock or announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 15% or more of the common stock. If a person or group were to acquire 15% or more of the Company's common stock, each right would become a right to buy that number of shares of common stock that would have a market value of two times the exercise price of the right. Rights beneficially owned by the acquiring person or group would, however, become void.

     At any time prior to the time the rights become exercisable, the board of directors may redeem the rights at a price of $0.01 per right. At any time after the acquisition by a person or group of 15% or more but less than 50% of the common stock, the board may redeem all or part of the rights by issuing common stock in exchange for them at the rate of one share of common stock for each two shares of common stock for which each right is then exercisable. The rights will expire on May 15, 2008 unless previously extended or redeemed.

(14) PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company has adopted SFAS 132, which revised disclosures about pension and other postretirement benefit plans. Disclosures regarding pension benefits represent the plan for certain union employees of a foreign subsidiary. Disclosures regarding postretirement benefits represent health care and life insurance benefits for employees who were retired at the time the Company was acquired from C-E.

     In December 1999, the Company entered into an agreement with Tyler, and Capricorn I, in which the Company assumed responsibility for the retired employee health and life insurance obligations of Tyler. The liability accrued with respect to these obligations, as determined by an independent actuarial firm, is $1,063. In consideration of this agreement, Tyler paid the Company $400 in cash and assigned a portion of the federal income tax refund due to Tyler in the amount of $600. Capricorn I guaranteed payment of the latter amount. See
Note 23, Subsequent Events for further discussion.

     The following table sets forth the plan's benefit obligation, fair value of plan assets, and funded status at December 31, 1999 and December 31, 1998.

                                                   PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                              ---------------------------   ---------------------------
                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                  1999           1998           1999           1998
                                              ------------   ------------   ------------   ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of the
  period....................................      $527           $418          $ 15,587       $ 15,194
Service cost................................        36       39......                --             --
Interest cost...............................        42             33             1,048            786
Participant contributions...................        --             --               121             83
Actuarial (gain) loss.......................        (4)           106            (1,016)            53
Foreign currency exchange rate
  differences...............................        31            (34)               --             --
Contribution from former plan holder........        --             --               410          1,104
Liability assumed from related party........        --             --             1,000             --
Benefit payments............................       (28)           (35)           (1,297)        (1,633)
                                                  ----           ----       -----------    -----------
Benefit obligation at end of period.........      $604           $527          $ 15,853       $ 15,587
                                                  ====           ====       ===========    ===========
CHANGE IN FAIR VALUE OF PLAN ASSETS
Fair value of plan assets at beginning of
  period....................................      $617           $647          $     --       $     --
Actual return on plan assets................        46             54                --             --
Foreign currency exchange rate
  differences...............................        39            (49)               --             --
Employer contributions......................        --             --               766            446
Participant contributions...................        --             --               121             83
Contribution from former plan holder........        --             --               410          1,104
Benefit payments............................       (28)           (35)           (1,297)        (1,633)
                                                  ----           ----       -----------    -----------
Fair value of plan assets at end of
  period....................................       674            617                --             --
                                                  ----           ----       -----------    -----------
Funded status...............................        70             90           (15,853)       (15,587)
Unrecognized loss...........................       151            156                --             --
                                                  ----           ----       -----------    -----------
Prepaid (accrued) benefit cost..............      $221           $246          $(15,853)      $(15,587)
                                                  ====           ====       ===========    ===========

                                                   PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                              ---------------------------   ---------------------------
                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                  1999           1998           1999           1998
                                              ------------   ------------   ------------   ------------
WEIGHTED AVERAGE ASSUMPTIONS
Discount rate...............................       7.5%           7.5%              8.0%         6.75%
Expected return on plan assets..............       7.5%           7.5%              N/A            N/A
Rate of compensation increase...............       N/A            N/A               N/A            N/A
Health care trend rates.....................        --             --         4.5%-7.25%      4.5%-6.5%
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost................................      $ 36           $ 39          $     --       $     --
Interest cost...............................        42             33             1,048            786
Recognized gains............................       (41)           (54)               --             --
                                                  ----           ----       -----------    -----------
Net periodic benefit cost...................      $ 37           $ 18          $  1,048       $    786
                                                  ====           ====       ===========    ===========
                                                                            1% Increase    1% Increase
Effect on interest cost component...........                                   $     89       $     85
Effect on the health care component of the
  accumulated postretirement benefit
  obligation................................                                   $  1,116       $  1,266

     Deferred Compensation Plan. TEST adopted a deferred compensation plan (the TEST Plan) effective July 1, 1995 to provide incentives and rewards to certain individuals. Awards are payable in five equal annual installments plus any earnings, which have been allocated to a participant's account. The Company has elected not to make any additional awards for the plan year beginning January 1, 1998. As of December 31, 1999 and December 31, 1998, the total amounts owed under the TEST Plan were $303 and $578, respectively. The balance presently accrues interest at the prime rate plus 1%.

     Defined Contribution Plans. The Company and its subsidiaries each have defined contribution pension plans covering substantially all nonunion hourly and salaried employees who have completed three months of service. Employee contributions of up to 3% of each covered employee's compensation are matched 100% by the Company, with an additional 2% of covered employee's compensation matched at 50%. In addition, the Company may make discretionary contributions as profit sharing contributions. Company contributions to the plan totaled $1,638, $1,912, and $912 for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, respectively.

(15) OPERATING LEASES

     The Company and its subsidiaries lease various facilities and equipment under non-cancelable operating lease agreements. These leases expire on various dates through 2003. Future minimum lease payments required under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 1999, are as follows: 2000 -- $2,640, 2001 -- $1,514, 2002 -- $671,
2003 -- $225, and 2004 -- $85. Total expense for operating leases for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998 was $3,169, $2,298, and $2,563, respectively.

     For a discussion of lease and rental income, see Property, Plant and Equipment, net (Note 7).

(16) RELATED PARTIES

     The Company agreed in 1989 to pay $350 per year plus specified out-of-pocket expenses to Capricorn Management to reimburse Capricorn Management for costs and expenses incurred by it and its employees in performing specified management and other responsibilities. These services included, during the periods of their common ownership, services to PTH, whose capital stock the Company distributed to Capricorn I on June 30, 1997, and to another affiliate which has been sold. Effective July 1, 1997, the parties amended the contract to limit the services provided by Capricorn Management to advisory information and research services and administrative services and to reduce the cost reimbursement to $75 per year. The services provided include office space and parking in Connecticut for the Company's Chief Executive Officer and reception, telephone and computer services and other normal office support relating to that space. Fees paid to Capricorn Management totaled $75, $56 and $163, for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, respectively.

     Employees of Capricorn Management have participated in various NATCO employee benefit plans and the Company has from time to time received billings from vendors for services provided to Capricorn Management personnel acting for the benefit of the Company. Capricorn Management reimburses the Company for the foregoing expenses. At December 31, 1999 and December 31, 1998, Capricorn Management owed the Company $5 and $16, respectively, for these expenses.

     For the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, PTH paid $84, $49, and $95, respectively, to the Company for tax consulting and analysis services.

     Effective December 31, 1994, Capricorn entered into an option agreement with a former officer and 2.5% stockholder of the Company (see above). The option, which enabled the stockholder to exchange common stock for a specified interest in a note from the Company, was exercised on May 10, 1995 for an 18% subordinated note for $1,330 (see note 11). Also, during fiscal year 1997, Capricorn purchased $1,079 of the note from the note holder. During the fiscal year ended March 31, 1998, Capricorn purchased the remaining portion of the note.

     During 1997, the Company loaned the amount of $1,525 (at a rate of 10% per annum) to a director of the Company who is also an affiliate of Capricorn. In March 1998, the related promissory note was amended to change the interest rate to 11% per annum. The principal is due on the date on which Capricorn has distributed its holding of Company common stock to its partners. During 1998, the Company acquired an option at a cost of $200 to purchase 173,050 shares of Company common stock from the director at a price of $8.81 per share. At the Company's option, the note may be repaid with shares of the common stock of the Company. The cost to acquire the option has been recorded as treasury stock in the accompanying consolidated balance sheet. Refer to discussion at Subsequent Events (Note 23).

     An executive officer of the Company has an employment agreement pursuant to which he was entitled to a bonus upon the occurrence of any sale or public offering of the Company. Such bonus was to equal one and one-half percent (1.5%) of the value of all securities owned by stockholders of the Company prior to the sale or offering, including common stock valued at the price per share received in either the sale or public offering, and any debt held by such stockholders. In July 1999, the Company amended the agreement to eliminate the bonus. Instead the Company agreed to lend the officer $1,205 to purchase 136,832 shares of common stock. The loan accrues interest at 6% annually. The officer will receive a bonus equal to the outstanding principal and interest of the note upon the sale or public offering of the Company. Refer to discussion at Subsequent Events (Note 23).

     During December 1999, the Company assumed the postretirement pension liability of a former affiliate, Tyler. Refer to discussion at Pensions and Other Postretirement Benefits (Note 14).

(17) DISCONTINUED OPERATIONS -- PTH

     PTH manufactures vibrating screens, rock crushing equipment, conveyor components and screening media with operations in the United States, Canada, and Scotland. On June 30, 1997 the Company completed the tax-free spin-off of PTH by distributing the 14,250 shares of PTH stock that it owned to Capricorn I as the holder of its common stock. Capricorn I was the sole stockholder of the Company at the time of distribution, and accordingly this transaction was recorded on a historical cost basis. The spin-off distribution reduced stockholders' equity by $4,558 that represents the net assets of PTH at the date of spin-off including the assumption of $4,576 of debt owed by the Company to Capricorn and the forgiveness of $2,347 of intercompany balances.

     The historical results for discontinued operations include an allocation of the Company's nonspecific interest expense based on the ratio of net assets for PTH divided by the sum of net assets of the Company, plus all the Company's debt. Debt and interest expense directly incurred by NATCO was excluded from the ratio.

Interest expense for the Company attributable to the operations of PTH and included in the profit and loss from discontinued operations for the year ending March 31, 1998, up to and including the disposal date of June 30, 1997, was $285.

     At the time of the spin-off, the Company and PTH entered into a tax sharing agreement with provisions for determining responsibility for tax liabilities of PTH for the years that PTH was included in the Company's consolidated tax returns. Income taxes have been allocated to PTH based on its pretax income and calculated on a separate company basis pursuant to the requirements of SFAS No. 109, "Accounting for Income Taxes". Income tax allocated to PTH for the year ended March 31, 1998 was $395.

     Summarized financial data for the discontinued operations are as follows:

                                                                 YEAR
                                                                 ENDED
                                                               MARCH 31,
                  DISCONTINUED OPERATIONS                        1998
                  -----------------------                      ---------
Revenues....................................................    $13,541
Income before income taxes and minority interest............      1,162
Income tax provision........................................        395
Income from operations......................................        767
          Total net discontinued operations.................    $   767
                                                                =======

     The financial statements and related notes have been reclassified to present financial information for these businesses as discontinued operations. The results of operations for these businesses have been classified as discontinued operations in the consolidated statements of income and are shown net of related income tax expense.

(18) COMMITMENTS AND CONTINGENCIES

     In June 1997, the Company, in connection with a financing effected to provide funds for the acquisition of TEST and other corporate purposes, distributed all of the outstanding stock of PTH then owned by the Company to its then sole stockholder, Capricorn. In connection with the distribution, the Company received an opinion of counsel to the effect that the distribution would be tax-free to both the Company and Capricorn. Tax-free treatment of the distribution depends, in part, upon the underlying facts and circumstances at the time of the distribution. There can be no assurance that the Internal Revenue Service will agree with the interpretation of the Company and its counsel of such facts and circumstances. If the Internal Revenue Service were to challenge the tax-free treatment of the distribution and such challenge were ultimately to prevail, the Company would be treated as recognizing gain with respect to the distribution in an amount equal to the excess of the fair market value of the PTH stock at the time of the distribution over its tax basis to the Company. Such treatment could have a material adverse effect on the Company's results of operations and financial condition.

(19) LITIGATION

     The Company is a party to various routine legal proceedings. These primarily involve commercial claims, products liability claims, asbestos related personal injury claims and workers' compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of all of these proceedings, even if determined adversely, would not have a material adverse effect on our business or financial condition.

(20) INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

     The Company has adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's eight business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into four reportable segments (described below) since the long-term financial performance of these reportable segments is affected by similar economic conditions.

     Engineered Systems: This segment consists of five business units; U.S. Engineered Systems, Cynara, NATCO Japan, NATCO Venezuela, and NATCO London, that provide design, engineering, manufacturing and start-up services for engineered process systems. The principal markets for this segment include all major oil and gas producing regions of the world including North America, Latin America, Europe, Africa and the Far East. Customers include major multi-national, independent and national or state-owned companies.

     Traditional Production Equipment and Services: U.S. Sales & Service is the sole business unit reported in this segment. This unit designs, engineers, manufactures, and provides start-up services for production equipment, which is generally less complex than those units provided by Engineered Systems. This segment also provides replacement parts, field and shop servicing of equipment, and used equipment refurbishing. The principal market for this segment is the U.S. onshore and offshore market, but also serves the international market. Customers include major multi-national, independent and national or state-owned companies.

     Instrumentation and Electrical Systems: TEST is the sole business unit reported in this segment. This unit designs, manufactures, installs and services instrumentation and electrical control systems. The principal markets for this segment include all major oil and gas producing regions of the world including North America, Latin America, Europe, Kazakhstan, Africa and the Far East. Customers include major multi-national, independent and national or state-owned companies.

     NATCO Canada: This segment consists of our subsidiary in Canada. NATCO Canada provides design, engineering, manufacturing and start-up services for engineered process systems. It also provides replacement parts, field and shop servicing of equipment, and used equipment refurbishing. NATCO Canada has also done selective manufacturing for the Engineered Systems segment in the past. The principal markets for this segment are the oil and gas producing regions of Canada. Customers include major multi-national and independent companies.

     The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, gains and losses from revaluations of postretirement benefit liability and interest cost on postretirement benefit liability, accounting changes, and nonrecurring items. Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                             TRADITIONAL
                                             PRODUCTION    INSTRUMENTATION
                                ENGINEERED   EQUIPMENT &    & ELECTRICAL     NATCO    CORPORATE &
                                 SYSTEMS      SERVICES         SYSTEMS       CANADA   ELIMINATIONS   CONSOLIDATED
                                ----------   -----------   ---------------   ------   ------------   ------------
DECEMBER 31, 1999*
  Revenues from unaffiliated
     customers................    58,281       53,930          39,497        18,240          --        169,948
  Revenues from affiliates....     1,726        1,169           2,346         1,517      (6,758)            --
  Segment profit (loss).......     7,826          843           4,550            59      (3,376)         9,902
  Total assets................    37,426       21,475          18,438        15,306      14,185        106,830
  Capital expenditures........     2,028          855             295           437         (22)         3,593
  Depreciation and
     amortization.............     3,334          470             545           320          12          4,681
DECEMBER 31, 1998**
  Revenues from unaffiliated
     customers................    33,888       51,472          34,458        25,793          --        145,611
  Revenues from affiliates....     1,317          386           1,095         2,484      (5,282)            --
  Segment profit (loss).......     1,500        3,031           3,944         2,425      (3,420)         7,480
  Total assets................    37,022       27,543          24,137        14,052      15,658        118,412
  Capital expenditures........       191          391             169           871          14          1,636
  Depreciation and
     amortization.............       436          295             445           187         110          1,473

                                             TRADITIONAL
                                             PRODUCTION    INSTRUMENTATION
                                ENGINEERED   EQUIPMENT &    & ELECTRICAL     NATCO    CORPORATE &
                                 SYSTEMS      SERVICES         SYSTEMS       CANADA   ELIMINATIONS   CONSOLIDATED
                                ----------   -----------   ---------------   ------   ------------   ------------
MARCH 31, 1998*
  Revenues from unaffiliated
     customers................    33,455       76,139          32,728        59,701          --        202,023
  Revenues from affiliates....       795          643             453           20       (1,911)            --
  Segment profit (loss).......    (1,131)       7,251           3,485        6,465       (4,401)        11,669
  Total assets................    11,778       30,214          23,668        17,264      12,489         95,413
  Capital expenditures........       419          383             301          139           14          1,256
  Depreciation and
     amortization.............       204          392             445          130          151          1,322

---------------

*  Year then ended.

** Nine months then ended.

     The Company's geographic data for continuing operations for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998 are as follows:

                                       UNITED              UNITED              CORPORATE &
                                       STATES    CANADA    KINGDOM    OTHER    ELIMINATIONS   CONSOLIDATED
                                      --------   -------   -------   -------   ------------   ------------
DECEMBER 31, 1999
  Revenues from unaffiliated
     Customers......................  $138,203   $18,240   $ 3,416   $10,089     $    --        $169,948
  Revenues from affiliates..........     4,697     1,517        53       491      (6,758)             --
                                      --------   -------   -------   -------     -------        --------
  Revenues..........................  $142,900   $19,757   $ 3,469   $10,580     $(6,758)       $169,948
                                      --------   -------   -------   -------     -------        --------
  Operating income (loss)...........  $ 12,408   $    59   $   228   $ 1,255     $(4,047)       $  9,903
  Total assets......................  $ 88,282   $15,306   $ 1,520   $ 3,831     $(2,109)       $106,830
DECEMBER 31, 1998
  Revenues from unaffiliated
     Customers......................  $113,396   $25,793   $ 2,152   $ 4,270     $    --        $145,611
  Revenues from affiliates..........     2,494     2,484        78       226      (5,282)             --
                                      --------   -------   -------   -------     -------        --------
  Revenues..........................  $115,890   $28,277   $ 2,230   $ 4,496     $(5,282)       $145,611
                                      --------   -------   -------   -------     -------        --------
  Operating income (loss)...........  $  3,328   $ 2,173   $  (505)  $   959     $(2,707)       $  3,248
  Total assets......................  $100,671   $14,052   $ 1,750   $ 4,048     $(2,109)       $118,412
MARCH 31, 1998
  Revenues from unaffiliated
     customers......................  $132,004   $59,701   $ 4,772   $ 5,546     $    --        $202,023
  Revenues from affiliates..........       909        20       327       202      (1,458)             --
                                      --------   -------   -------   -------     -------        --------
  Revenues..........................  $132,913   $59,721   $ 5,099   $ 5,748     $(1,458)       $202,023
                                      --------   -------   -------   -------     -------        --------
  Operating income (loss)...........  $  6,458   $ 6,074   $(1,793)  $ 1,179     $(2,778)       $  9,140
  Total assets......................  $ 73,884   $17,264   $ 4,792   $ 1,582     $(2,109)       $ 95,413

     Corporate expenses consist of corporate overhead and research and development expenses. Revenue from one customer in Canada for the year ended March 31, 1998 amounted to $19,923. The contract was awarded to NATCO Canada principally as the result of sales efforts made by NATCO Corporate personnel located in the United States.

(21) QUARTERLY DATA

     The following tables summarize unaudited quarterly information for the years ended December 31, 1999 and 1998:

                                                                     1999
                                                             FOR THE QUARTER ENDED
                                              ---------------------------------------------------
                                              MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                              ---------   --------   -------------   ------------
Revenues, net...............................   $42,142    $44,019       $39,733        $44,054
Gross profit................................     9,119     11,149        10,647         11,424
Net income (loss)...........................   $  (214)   $   504       $   112        $   239
Basic earnings (loss) per share.............   $ (0.02)   $  0.06       $  0.01        $  0.02
Fully diluted earnings (loss) per share.....   $ (0.02)   $  0.05       $  0.01        $  0.02

                                                                     1998
                                                             FOR THE QUARTER ENDED
                                              ---------------------------------------------------
                                              MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                              ---------   --------   -------------   ------------
Revenues, net...............................   $55,219    $51,439       $45,047        $49,125
Gross profit................................    10,647     10,376         9,522         10,192
Net income (loss)...........................   $ 1,851    $   739       $   203        $  (290)
Basic earnings (loss) per share.............   $  0.23    $  0.09       $  0.03        $ (0.04)
Fully diluted earnings (loss) per share.....   $  0.22    $  0.08       $  0.02        $ (0.03)

(22) OFFICE CLOSURE

     Prior to 1997, the Company began winding down the operations of NATCO U.K. Ltd. These activities include transferring the net assets and employees at the Company's parts and service business to a new U.S. subsidiary, NATCO London, Inc., and resolving pending severance, office closure and leasehold issues. Included in the March 31, 1998 statement of operations is a charge of $282 recognized as the estimated cost to exit these activities, which principally consists of lease termination costs, and professional fees associated with winding down the operation.

     During the year ended December 31, 1999, the Company completed the closure and reached favorable settlements related to various amounts owed to and by customers and vendors related to a number of contracts entered into between 1993 and 1995. An accrual for the costs associated with these various claims had been made during fiscal years 1995 through 1998 based on the best available information at that time. As a result of favorable settlements, the Company revised its previous estimates and reversed $314 of these accruals.

(23) SUBSEQUENT EVENTS

     On January 27, 2000, the Company completed an initial public offering of 7,500,000 shares of Class A common stock at a price of $10.00 per share (4,053,807 shares issued by the Company and 3,446,193 shares issued by selling stockholders). The proceeds to the Company, less underwriting fees, were $37,700. These funds were used to retire debt of $22,857 under the revolving credit facility and to complete the acquisition of Porta-Test International, Inc. On February 3, 2000, the underwriter exercised its over-allotment option which resulted in the issuance of 1,125,000 additional shares of Class A common stock and proceeds of $10,463, net of fees. These proceeds were used for a pending acquisition of Modular Production Equipment, Inc. and other working capital needs.

     In September and October 1999, the Company executed non-binding letters of intent to acquire Porta-Test International Inc., Engineering Specialties, Inc. and Modular Production Equipment, Inc. The Company closed the Porta-Test International, Inc. transaction on January 24, 2000 for approximately $5,400 in cash, net of cash acquired, and the issuance of a one-year promissory note for approximately $700. On February 8, 2000, the Company closed the Modular Production Equipment, Inc. transaction for approximately $2,500 in cash, net of cash acquired, and the issuance of a one-year promissory note for approximately $300. Purchase price allocations have not yet been finalized for these acquisitions.

     As the Company's initial public offering became effective during January 2000, a bonus arrangement with an officer of the Company was executed in partial settlement of a $1,242 note receivable and accrued interest recorded as of December 31, 1999. Under this arrangement, in February 2000, the Company recorded compensation expense of $1,248. The officer used the proceeds of this bonus payment, net of tax, to repay $665 of the debt outstanding. As of February 29, 2000, the balance of the receivable and accrued interest from this officer was $583. See Note 16, Related Parties.

     A note arrangement with a director, recorded as a $1,890 current asset at December 31, 1999, was partially settled during February 2000, when the Company exercised an option to purchase 173,050 shares of its common stock from this director at a cost of $1,525. The remaining balance of the note at February 29, 2000, was $365. See Note 16, Related Parties.

     In February 2000, the Company received $613 from Tyler as settlement of an agreement entered into between Tyler, Capricorn I and the Company, whereby the Company assumed responsibility for the retired employee health and life insurance obligations of Tyler. See Note 14, Pension and Other Postretirement Benefits.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no changes or disagreements with accountants on accounting and financial disclosure matters during the periods for which consolidated financial statements have been presented within this document.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on directors and executive officers of the Company is set forth in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 25, 2000, which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information for this item is set forth in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 25, 2000, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 25, 2000, which sections are incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions is included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 25, 2000, which sections are incorporated by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

     (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

                                                              PAGE
                                                              ----
(1) Financial Statements
          Independent Auditors' Report                         24
          Consolidated Balance Sheets                          25
          Consolidated Statements of Operations                26
          Consolidated Statements of Stockholders' Equity
            and Comprehensive Income                           27
          Consolidated Statements of Cash Flows                28
          Notes to Consolidated Financial Statements           29
(2) Financial Statement Schedules
          No schedules have been included herein because the
        information required to be submitted has been
        included in the Consolidated Financial Statements or
        the Notes thereto, or the required information is
        inapplicable.
(3) Index of Exhibits                                          48

               See Index of Exhibits for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10) (iii) of Regulation S-K.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

     (c) Index of Exhibits

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          2.1            -- Amended and Restated Agreement and Plan of Merger dated
                            November 17, 1998 but effective March 26, 1998 among the
                            Company, NATCO Acquisition Company, National Tank Company
                            and The Cynara Company (incorporated by reference to
                            Exhibit 2.1 of the Company's Registration Statement No.
                            333-48851 on Form S-1).
          2.2            -- Stock Purchase Agreement dated as of May 7, 1997 among
                            Enterra Petroleum Equipment Group, Inc., National Tank
                            Company and Weatherford Enterra, Inc. (incorporated by
                            reference to Exhibit 2.2 of the Company's Registration
                            Statement No. 333-48851 on Form S-1).
          2.3            -- Letter of Intent dated July 22, 1999 between NATCO Group
                            Inc. and Porta-Test International Inc. (incorporated by
                            reference to Exhibit 2.3 of the Company's Registration
                            Statement No. 333-48851 on Form S-1).
          2.4            -- Letter of Intent dated September 28, 1999 between NATCO
                            Group Inc. and Engineering Specialties, Inc.
                            (incorporated by reference to Exhibit 2.4 of the
                            Company's Registration Statement No. 333-48851 on Form
                            S-1).
          2.5            -- Letter of Intent dated October 28, 1999 between NATCO
                            Group Inc. and Modular Production Equipment, Inc.
                            (incorporated by reference to Exhibit 2.5 of the
                            Company's Registration Statement No. 333-48851 on Form
                            S-1).
          3.1            -- Restated Certificate of Incorporation of the Company, as
                            amended by Certificate of Amendment dated November 18,
                            1998 and Certificate of Amendment dated November 29, 1999
                            (incorporated by reference to Exhibit 3.1 of the
                            Company's Registration Statement No. 333-48851 on Form
                            S-1).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          3.2            -- Certificate of Designations of Series A Junior
                            Participating Preferred Stock (incorporated by reference
                            to Exhibit 3.2 of the Company's Registration Statement
                            No. 333-48851 on Form S-1).
          3.3            -- Amended and Restated Bylaws of the Company, as amended
                            (incorporated by reference to Exhibit 3.3 of the
                            Company's Registration Statement No. 333-48851 on Form
                            S-1).
          4.1            -- Specimen Common Stock certificate (incorporated by
                            reference to Exhibit 4.1 of the Company's Registration
                            Statement No. 333-48851 on Form S-1).
          4.2            -- Rights Agreement dated as of May 15, 1998 by and among
                            the Company and ChaseMellon Shareholder Services, L.L.C.,
                            as Rights Agent (incorporated by reference to Exhibit 4.2
                            of the Company's Registration Statement No. 333-48851 on
                            Form S-1).
          4.3            -- Registration Rights Agreement dated as of November 18,
                            1998 among the Company and Capricorn Investors, L.P. and
                            Capricorn Investors II, L.P. (incorporated by reference
                            to Exhibit 4.3 of the Company's Registration Statement
                            No. 333-48851 on Form S-1).
          4.4            -- Registration Rights Agreement dated as of November 18,
                            1998 among the Company and the former stockholders of The
                            Cynara Company (incorporated by reference to Exhibit 4.4
                            of the Company's Registration Statement No. 333-48851 on
                            Form S-1).
          4.5            -- Form of lock-up letter to the Underwriters from certain directors and officers of the Company (incorporated by
                            reference to Exhibit 4.5 of the Company's Registration
                            Statement No. 333-48851 on Form S-1).
         10.1**          -- Directors Compensation Plan (incorporated by reference to
                            Exhibit 10.1 of the Company's Registration Statement No.
                            333-48851 on Form S-1).
         10.2**          -- Form of Nonemployee Director's Option Agreement
                            (incorporated by reference to Exhibit 10.2 of the
                            Company's Registration Statement No. 333-48851 on Form
                            S-1).
         10.3**          -- Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement
                            No. 333-48851 on Form S-1).
         10.4            -- International Revolving Loan Agreement dated as of June
                            30, 1997 between National Tank Company and Chase Bank of
                            Texas, N.A. (incorporated by reference to Exhibit 10.4 of
                            the Company's Registration Statement No. 333-48851 on
                            Form S-1).
         10.5            -- Commitment Letter dated November 24, 1994 from The Bank of Nova Scotia to NATCO Canada, Ltd. (incorporated by
                            reference to Exhibit 10.5 of the Company's Registration
                            Statement No. 333-48851 on Form S-1).
         10.6            -- Service and Reimbursement Agreement dated as of July 1,
                            1997 between the Company and Capricorn Management, G.P.
                            (incorporated by reference to Exhibit 10.6 of the
                            Company's Registration Statement No. 333-48851 on Form
                            S-1).
         10.7            -- Term Loan Facility and Revolving Loan Facility dated June
                            30, 1997 among National Tank Company and Chase Bank of
                            Texas, N.A. (incorporated by reference to Exhibit 10.7 of
                            the Company's Registration Statement No. 333-48851 on
                            Form S-1).
         10.8            -- Loan Agreement dated as of October 1, 1997 between The
                            Cynara Company and Bank One Texas, N.A. (incorporated by
                            reference to Exhibit 10.8 of the Company's Registration
                            Statement No. 333-48851 on Form S-1).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.9**          -- Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to
                            Exhibit 10.9 of the Company's Registration Statement No.
                            333-48851 on Form S-1).
         10.10           -- Securities Exchange Agreement dated as of March 5, 1998 by and among the Company, Capricorn Investors, L.P. and
                            Capricorn Investors II, L.P. (incorporated by reference
                            to Exhibit 10.10 of the Company's Registration Statement
                            No. 333-48851 on Form S-1).
         10.11           -- Stockholders' Agreement by and among the Company,
                            Capricorn Investors, L.P. and Capricorn Investors II,
                            L.P. (incorporated by reference to Exhibit 10.11 of the
                            Company's Registration Statement No. 333-48851 on Form
                            S-1).
         10.12**         -- Employment Agreement dated as of July 31, 1997 between
                            the Company and Nathaniel A. Gregory, as amended as of
                            July 12, 1999 (incorporated by reference to Exhibit 10.12
                            of the Company's Registration Statement No. 333-48851 on
                            Form S-1).
         10.13**         -- Stock Option Agreement dated as of July 31, 1997 between the Company and Nathaniel A. Gregory, as amended as of
                            July 12, 1999 (incorporated by reference to Exhibit 10.13
                            of the Company's Registration Statement No. 333-48851 on
                            Form S-1).
         10.14**         -- Stock Option Agreement dated as of July 31, 1997 between the Company and Patrick M. McCarthy (incorporated by
                            reference to Exhibit 10.14 of the Company's Registration
                            Statement No. 333-48851 on Form S-1).
         10.15**         -- Stock Option Agreement dated as of July 31, 1997 between the Company and William B. Wiener III (incorporated by
                            reference to Exhibit 10.15 of the Company's Registration
                            Statement No. 333-48851 on Form S-1).
         10.16**         -- Stock Option Agreement dated as of July 31, 1997 between the Company and Frank Smith (incorporated by reference to
                            Exhibit 10.16 of the Company's Registration Statement No.
                            333-48851 on Form S-1).
         10.17**         -- Stock Option Agreement dated as of July 31, 1997 between the Company and Frank Smith (incorporated by reference to
                            Exhibit 10.17 -- of the Company's Registration Statement
                            No. 333-48851 on Form S-1).
         10.18**         -- Stock Option Agreement dated as of July 31, 1997 between the Company and David Volz (incorporated by reference to
                            Exhibit 10.18 of the Company's Registration Statement No.
                            333-48851 on Form S-1).
         10.19           -- Stockholder's Agreement dated as of November 18, 1998
                            among the Company, Capricorn Investors, L.P., Capricorn
                            Investors II, L.P. and the former stockholders of The
                            Cynara Company (incorporated by reference to Exhibit
                            10.19 of the Company's Registration Statement No.
                            333-48851 on Form S-1).
         10.20**         -- Change of Control Policy dated as of September 28, 1999
                            (incorporated by reference to Exhibit 10.20 of the
                            Company's Registration Statement No. 333-48851 on Form
                            S-1).
         10.21**         -- Severance Pay Summary Plan Description (incorporated by reference to Exhibit 10.21 of the Company's Registration
                            Statement No. 333-48851 on Form S-1).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.22           -- Loan Agreement ($22,000,000 U.S. Revolving Loan Facility,
                            $10,000,000 Canadian Revolving Loan Facility and
                            $32,500,000 Term Loan Facility) dated as of November 20,
                            1998 among National Tank Company, NATCO Canada, Ltd.,
                            Chase Bank of Texas, National Association, The Bank of
                            Nova Scotia and the other lenders parties thereto and
                            joined in by NATCO Group, Inc., as amended (incorporated
                            by reference to Exhibit 10.22 to the Company's
                            Registration Statement No. 333-48851 on Form S-1).
         10.23           -- International Revolving Loan Agreement dated as of June
                            30, 1997 between National Tank Company and Texas Commerce
                            Bank, National Association, as amended (incorporated by
                            reference to Exhibit 10.23 to the Company's Registration
                            Statement No. 333-48851 on Form S-1).
         10.24**         -- Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Company's
                            Registration Statement No. 333-48851 on Form S-1).
         21.1*           -- List of subsidiaries of the Company.
         23.1            -- Consent of KPMG LLP.
         27.1*           -- Financial Data Schedule.

---------------

*  Filed herewith

** Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 29th day of March, 2000.

                                            NATCO GROUP INC.

                                            By:  /s/ NATHANIEL A. GREGORY
                                              ----------------------------------
                                                     Nathaniel A. Gregory
                                                 Chief Executive Officer and
                                              Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 29th, 2000.

                      SIGNATURE                                          TITLE

              /s/ NATHANIEL A. GREGORY                  Chairman of the Board and Chief
-----------------------------------------------------     Executive Officer (Principal
                Nathaniel A. Gregory                      Executive Officer)

                /s/ J. MICHAEL MAYER                    Senior Vice President and Chief
-----------------------------------------------------     Financial Officer (Principal
                  J. Michael Mayer                        Financial Officer)

               /s/ STEPHEN J. GOODLAND                  Vice President, Finance & Accounting
-----------------------------------------------------     (Principal Accounting Officer)
                 Stephen J. Goodland

             /s/ HERBERT S. WINOKUR, JR.                Director
-----------------------------------------------------
               Herbert S. Winokur, Jr.

                 /s/ JOHN U. CLARKE                     Director
-----------------------------------------------------
                   John U. Clarke

               /s/ PATRICK M. MCCARTHY                  Director
-----------------------------------------------------
                 Patrick M. McCarthy

                 /s/ HOWARD I. BULL                     Director
-----------------------------------------------------
                   Howard I. Bull

                 /s/ KEITH K. ALLAN                     Director
-----------------------------------------------------
                   Keith K. Allan

              /s/ GEORGE K. HICKOX, JR.                 Director
-----------------------------------------------------
                George K. Hickox, Jr.

                               INDEX OF EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          2.1            -- Amended and Restated Agreement and Plan of Merger dated
                            November 17, 1998 but effective March 26, 1998 among the
                            Company, NATCO Acquisition Company, National Tank Company
                            and The Cynara Company (incorporated by reference to
                            Exhibit 2.1 of the Company's Registration Statement No.
                            333-48851 on Form S-1).
          2.2            -- Stock Purchase Agreement dated as of May 7, 1997 among
                            Enterra Petroleum Equipment Group, Inc., National Tank
                            Company and Weatherford Enterra, Inc. (incorporated by
                            reference to Exhibit 2.2 of the Company's Registration
                            Statement No. 333-48851 on Form S-1).
          2.3            -- Letter of Intent dated July 22, 1999 between NATCO Group
                            Inc. and Porta-Test International Inc. (incorporated by
                            reference to Exhibit 2.3 of the Company's Registration
                            Statement No. 333-48851 on Form S-1).
          2.4            -- Letter of Intent dated September 28, 1999 between NATCO
                            Group Inc. and Engineering Specialties, Inc.
                            (incorporated by reference to Exhibit 2.4 of the
                            Company's Registration Statement No. 333-48851 on Form
                            S-1).
          2.5            -- Letter of Intent dated October 28, 1999 between NATCO
                            Group Inc. and Modular Production Equipment, Inc.
                            (incorporated by reference to Exhibit 2.5 of the
                            Company's Registration Statement No. 333-48851 on Form
                            S-1).
          3.1            -- Restated Certificate of Incorporation of the Company, as
                            amended by Certificate of Amendment dated November 18,
                            1998 and Certificate of Amendment dated November 29, 1999
                            (incorporated by reference to Exhibit 3.1 of the
                            Company's Registration Statement No. 333-48851 on Form
                            S-1).
          3.2            -- Certificate of Designations of Series A Junior
                            Participating Preferred Stock (incorporated by reference
                            to Exhibit 3.2 of the Company's Registration Statement
                            No. 333-48851 on Form S-1).
          3.3            -- Amended and Restated Bylaws of the Company, as amended
                            (incorporated by reference to Exhibit 3.3 of the
                            Company's Registration Statement No. 333-48851 on Form
                            S-1).
          4.1            -- Specimen Common Stock certificate (incorporated by
                            reference to Exhibit 4.1 of the Company's Registration
                            Statement No. 333-48851 on Form S-1).
          4.2            -- Rights Agreement dated as of May 15, 1998 by and among
                            the Company and ChaseMellon Shareholder Services, L.L.C.,
                            as Rights Agent (incorporated by reference to Exhibit 4.2
                            of the Company's Registration Statement No. 333-48851 on
                            Form S-1).
          4.3            -- Registration Rights Agreement dated as of November 18,
                            1998 among the Company and Capricorn Investors, L.P. and
                            Capricorn Investors II, L.P. (incorporated by reference
                            to Exhibit 4.3 of the Company's Registration Statement
                            No. 333-48851 on Form S-1).
          4.4            -- Registration Rights Agreement dated as of November 18,
                            1998 among the Company and the former stockholders of The
                            Cynara Company (incorporated by reference to Exhibit 4.4
                            of the Company's Registration Statement No. 333-48851 on
                            Form S-1).
          4.5            -- Form of lock-up letter to the Underwriters from certain directors and officers of the Company (incorporated by
                            reference to Exhibit 4.5 of the Company's Registration
                            Statement No. 333-48851 on Form S-1).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.1**          -- Directors Compensation Plan (incorporated by reference to
                            Exhibit 10.1 of the Company's Registration Statement No.
                            333-48851 on Form S-1).
         10.2**          -- Form on Nonemployee Director's Option Agreement
                            (incorporated by reference to Exhibit 10.2 of the
                            Company's Registration Statement No. 333-48851 on Form
                            S-1).
         10.3**          -- Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement
                            No. 333-48851 on Form S-1).
         10.4            -- International Revolving Loan Agreement dated as of June
                            30, 1997 between National Tank Company and Chase Bank of
                            Texas, N.A. (incorporated by reference to Exhibit 10.4 of
                            the Company's Registration Statement No. 333-48851 on
                            Form S-1).
         10.5            -- Commitment Letter dated November 24, 1994 from The Bank of Nova Scotia to NATCO Canada, Ltd. (incorporated by
                            reference to Exhibit 10.5 of the Company's Registration
                            Statement No. 333-48851 on Form S-1).
         10.6            -- Service and Reimbursement Agreement dated as of July 1,
                            1997 between the Company and Capricorn Management, G.P.
                            (incorporated by reference to Exhibit 10.6 of the
                            Company's Registration Statement No. 333-48851 on Form
                            S-1).
         10.7            -- Term Loan Facility and Revolving Loan Facility dated June
                            30, 1997 among National Tank Company and Chase Bank of
                            Texas, N.A. (incorporated by reference to Exhibit 10.7 of
                            the Company's Registration Statement No. 333-48851 on
                            Form S-1).
         10.8            -- Loan Agreement dated as of October 1, 1997 between The
                            Cynara Company and Bank One Texas, N.A. (incorporated by
                            reference to Exhibit 10.8 of the Company's Registration
                            Statement No. 333-48851 on Form S-1).
         10.9**          -- Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to
                            Exhibit 10.9 of the Company's Registration Statement No.
                            333-48851 on Form S-1).
         10.10           -- Securities Exchange Agreement dated as of March 5, 1998 by and among the Company, Capricorn Investors, L.P. and
                            Capricorn Investors II, L.P. (incorporated by reference
                            to Exhibit 10.10 of the Company's Registration Statement
                            No. 333-48851 on Form S-1).
         10.11           -- Stockholders' Agreement by and among the Company,
                            Capricorn Investors, L.P. and Capricorn Investors II,
                            L.P. (incorporated by reference to Exhibit 10.11 of the
                            Company's Registration Statement No. 333-48851 on Form
                            S-1).
         10.12**         -- Employment Agreement dated as of July 31, 1997 between
                            the Company and Nathaniel A. Gregory, as amended as of
                            July 12, 1999 (incorporated by reference to Exhibit 10.12
                            of the Company's Registration Statement No. 333-48851 on
                            Form S-1).
         10.13**         -- Stock Option Agreement dated as of July 31, 1997 between the Company and Nathaniel A. Gregory, as amended as of
                            July 12, 1999 (incorporated by reference to Exhibit 10.13
                            of the Company's Registration Statement No. 333-48851 on
                            Form S-1).
         10.14**         -- Stock Option Agreement dated as of July 31, 1997 between the Company and Patrick M. McCarthy (incorporated by
                            reference to Exhibit 10.14 of the Company's Registration
                            Statement No. 333-48851 on Form S-1).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.15**         -- Stock Option Agreement dated as of July 31, 1997 between the Company and William B. Wiener III (incorporated by
                            reference to Exhibit 10.15 of the Company's Registration
                            Statement No. 333-48851 on Form S-1).
         10.16**         -- Stock Option Agreement dated as of July 31, 1997 between the Company and Frank Smith (incorporated by reference to
                            Exhibit 10.16 of the Company's Registration Statement No.
                            333-48851 on Form S-1).
         10.17**         -- Stock Option Agreement dated as of July 31, 1997 between the Company and Frank Smith (incorporated by reference to
                            Exhibit 10.17 -- of the Company's Registration Statement
                            No. 333-48851 on Form S-1).
         10.18**         -- Stock Option Agreement dated as of July 31, 1997 between the Company and David Volz (incorporated by reference to
                            Exhibit 10.18 of the Company's Registration Statement No.
                            333-48851 on Form S-1).
         10.19           -- Stockholder's Agreement dated as of November 18, 1998
                            among the Company, Capricorn Investors, L.P., Capricorn
                            Investors II, L.P. and the former stockholders of The
                            Cynara Company (incorporated by reference to Exhibit
                            10.19 of the Company's Registration Statement No.
                            333-48851 on Form S-1).
         10.20**         -- Change of Control Policy dated as of September 28, 1999
                            (incorporated by reference to Exhibit 10.20 of the
                            Company's Registration Statement No. 333-48851 on Form
                            S-1).
         10.21**         -- Severance Pay Summary Plan Description (incorporated by reference to Exhibit 10.21 of the Company's Registration
                            Statement No. 333-48851 on Form S-1).
         10.22           -- Loan Agreement ($22,000,000 U.S. Revolving Loan Facility,
                            $10,000,000 Canadian Revolving Loan Facility and
                            $32,500,000 Term Loan Facility) dated as of November 20,
                            1998 among National Tank Company, NATCO Canada, Ltd.,
                            Chase Bank of Texas, National Association, The Bank of
                            Nova Scotia and the other lenders parties thereto and
                            joined in by NATCO Group, Inc., as amended (incorporated
                            by reference to Exhibit 10.22 to the Company's
                            Registration Statement No. 333-48851 on Form S-1).
         10.23           -- International Revolving Loan Agreement dated as of June
                            30, 1997 between National Tank Company and Texas Commerce
                            Bank, National Association, as amended (incorporated by
                            reference to Exhibit 10.23 to the Company's Registration
                            Statement No. 333-48851 on Form S-1).
         10.24**         -- Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Company's
                            Registration Statement No. 333-48851 on Form S-1).
         21.1*           -- List of subsidiaries of the Company.
         23.1            -- Consent of KPMG LLP.
         27.1*           -- Financial Data Schedule.

---------------

*  Filed herewith

** Management contracts or compensatory plans or arrangements.