Form 10-Q
period 2000-03-31
NATCO GROUP INC
filed 2000-05-12
CIK 1057693

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
       [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000,

                                       OR

       [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-13926

                                NATCO GROUP INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      22-2906892
(State or other jurisdiction of incorporation                 (I.R.S. Employer
               or organization)                             Identification No.)

            2950 NORTH LOOP WEST,
                  7TH FLOOR,
                HOUSTON, TEXAS                                     77092
   (Address of principal executive offices)                      (Zip Code)

                                  713-683-9292
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    As of May 8, 2000  Class A, $0.01 par value per share  14,302,373 shares
                              Class B, $0.01 par value per share   421,739
                   shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                NATCO GROUP INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        NO.
                                                                        ----
PART I -- FINANCIAL INFORMATION
Item 1.   Financial Statements........................................    1
          Unaudited Condensed Consolidated Balance Sheets -- March 31,
          2000 and December 31, 1999. ................................    1
          Unaudited Condensed Consolidated Statements of
          Operations -- Three Months ended March 31, 2000 and
          1999. ......................................................    2
          Unaudited Condensed Consolidated Statements of Cash
          Flows -- Three Months ended March 31, 2000 and 1999. .......    3
          Notes to Unaudited Condensed Consolidated Financial
          Statements..................................................    4
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of
          Operations..................................................    9
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   15

PART II -- OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   16
Item 2.   Changes in Securities and Use of Proceeds...................   16
Item 3.   Defaults Upon Senior Securities.............................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
Item 5.   Other Information...........................................   16
Item 6.   Exhibits and Reports on Form 8-K............................   16

Signatures

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           NATCO GROUP INC. AND SUBSIDIARIES

                    UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................  $  2,365      $  1,747
  Trade accounts receivable, net............................    43,142        33,720
  Inventories...............................................    22,558        20,414
  Notes receivable from director............................       391         1,890
  Prepaid expenses and other current assets.................     2,869         3,459
                                                              --------      --------
        Total current assets................................    71,325        61,230
Property, plant and equipment, net..........................    19,383        17,806
Goodwill, net...............................................    26,552        19,083
Deferred income tax assets, net.............................     6,650         6,517
Other assets, net...........................................     1,401         2,194
                                                              --------      --------
        Total assets........................................  $125,311      $106,830
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt....................  $     --      $  4,643
  Notes payable.............................................     1,026            --
  Accounts payable..........................................    17,722        15,127
  Accrued expenses and other................................    10,278        10,900
  Customer advances.........................................     3,616         5,256
                                                              --------      --------
        Total current liabilities...........................    32,642        35,926
Long-term debt, excluding current installments..............     2,279        26,537
Postretirement benefit liability............................    15,880        15,853
                                                              --------      --------
        Total liabilities...................................    50,801        78,316
                                                              --------      --------
Stockholders' equity:
  Preferred stock $.01 par value. Authorized 5,000,000
    shares; no shares issued and outstanding at March 31,
    2000 and December 31, 1999..............................        --            --
  Class A Common stock, $.01 par value. Authorized
    45,000,000 shares; issued and outstanding 14,152,373 and
    8,787,520 shares as of March 31, 2000, and December 31,
    1999, respectively......................................       142            88
  Class B Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 471,739 and 825,836
    shares as of March 31, 2000, and December 31, 1999,
    respectively............................................         5             8
  Additional paid-in capital................................    90,088        43,273
  Accumulated deficit.......................................    (7,983)       (8,177)
  Treasury stock, 643,238 and 470,188 shares at cost as of
    March 31, 2000 and December 31, 1999, respectively......    (6,075)       (4,550)
  Accumulated other comprehensive loss......................    (1,077)         (886)
  Note receivable from officer and stockholder..............      (590)       (1,242)
                                                              --------      --------
        Total stockholders' equity..........................    74,510        28,514
                                                              --------      --------
Commitments and contingencies
        Total liabilities and stockholders' equity..........  $125,311      $106,830
                                                              ========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues....................................................  $51,855    $42,142
Cost of goods sold..........................................   38,737     33,023
                                                              -------    -------
          Gross profit......................................   13,118      9,119
Selling, general and administrative expense.................    9,409      7,395
Depreciation and amortization expense.......................    1,280        986
Unusual charges.............................................    1,528         --
Interest expense............................................      336        850
Interest cost on postretirement benefit liability...........      321        262
Interest income.............................................      (96)       (49)
                                                              -------    -------
          Income (loss) before income taxes.................      340       (325)
Income tax provision (benefit)..............................      146       (111)
                                                              -------    -------
          Net income (loss).................................  $   194    $  (214)
                                                              =======    =======
EARNINGS (LOSS) PER SHARE:
  Basic.....................................................  $  0.01    $ (0.02)
  Diluted...................................................  $  0.01    $ (0.02)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
  Basic.....................................................   13,093      9,151
  Diluted...................................................   13,791      9,151

See accompanying notes to unaudited condensed consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
Cash flows from operating activities:
  Net income (loss).........................................  $    194   $  (214)
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Deferred income tax provision..........................      (188)     (139)
     Depreciation and amortization expense..................     1,280       986
     Non-cash interest income...............................       (39)      (42)
     Interest cost on postretirement benefit liability......       321       245
     Gain on the sale of property, plant and equipment......        --       (44)
     Change in assets and liabilities, net of acquisitions:
       Decrease in restricted cash..........................        --       883
       (Increase) decrease in trade accounts receivable.....    (3,436)    7,254
       (Increase) decrease in inventories...................    (1,603)    1,049
       Decrease in long-term assets.........................       704        --
       Increase (decrease) in accounts payable..............     1,332    (3,338)
       Decrease in accrued expenses and other...............    (2,062)   (2,124)
       Decrease in customer advances........................    (1,635)   (2,334)
       Other, net...........................................      (117)      141
                                                              --------   -------
          Net cash provided by (used in) operating
           activities.......................................    (5,249)    2,323
                                                              --------   -------
Cash flows from investing activities:
  Capital expenditures for property, plant and equipment....    (1,852)     (676)
  Acquisitions, net of cash acquired........................    (8,692)       --
  Proceeds of note receivable...............................       665        --
  Other, net................................................        --        44
                                                              --------   -------
          Net cash used in investing activities.............    (9,879)     (632)
                                                              --------   -------
Cash flows from financing activities:
  Change in bank overdrafts.................................       319    (1,303)
  Repayments of long-term debt..............................   (31,741)   (1,220)
  Issuance of common stock, net.............................    46,867        --
  Receipt from affiliate of remainder of net present value
     of postretirement benefit liability....................       600        --
  Other, net................................................      (146)      (17)
                                                              --------   -------
          Net cash provided by (used in) financing
           activities.......................................    15,899    (2,540)
                                                              --------   -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (153)       (9)
                                                              --------   -------
Increase (decrease) in cash and cash equivalents............       618      (858)
Cash and cash equivalents at beginning of period............     1,747     2,380
                                                              --------   -------
Cash and cash equivalents at end of period..................  $  2,365   $ 1,522
                                                              ========   =======
Cash payments for:
  Interest..................................................  $    288   $   552
  Income taxes..............................................  $     --   $     9
Significant non-cash investing and financing activities:
  Promissory notes issued for business acquisition..........  $  1,026   $    --
  Cost to reacquire treasury shares as partial settlement of
     a note arrangement.....................................  $  1,525   $    --
  Debt assumed in acquisition...............................  $  2,862   $    --

See accompanying notes to unaudited condensed consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The accompanying condensed consolidated interim financial statements and related disclosures are unaudited and have been prepared by NATCO Group Inc., ("the Company") pursuant to generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission. As permitted by these regulations, certain information and footnote disclosures that would typically be required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, the Company's management believes that these statements reflect all the normal recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented, so that these interim financial statements are not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filing for the year ended December 31, 1999.

     To prepare financial statements in accordance with generally accepted accounting principles, the Company's management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses incurred during the reporting period. Actual results could differ from those estimates. Furthermore, certain reclassifications have been made to fiscal year 1999 amounts in order to present these results on a comparable basis with amounts for fiscal year 2000.

     References to "NATCO" and "the Company" are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

(2) CAPITAL STOCK

     On January 27, 2000, the Company completed an initial public offering of 7,500,000 shares of Class A common stock at a price of $10.00 per share (4,053,807 shares issued by the Company and 3,446,193 shares issued by selling stockholders). The proceeds to the Company, less underwriting fees, were $37.7 million. These funds were used to retire debt of $27.9 million under the term loan facility, to repay borrowings of $3.0 million under the revolving credit facility used to acquire Porta-Test International, Inc., ("Porta-Test") to retire $2.2 million of Porta-Test debt acquired, to pay offering costs of $1.4 million and to fund other working capital needs. On February 3, 2000, the underwriter exercised its over-allotment option which resulted in the issuance of 1,125,000 additional shares of Class A common stock and proceeds of $10.5 million, net of underwriter's fees. Proceeds from the over-allotment were used to complete the acquisition of Modular Production Equipment, Inc., including the repayment of $685,000 of debt acquired, and for other working capital needs.

     During 1997, the Company provided a loan of $1.5 million (at an interest rate of 10% per annum) to a director of the Company who is also an affiliate of Capricorn Holdings, Inc. ("Capricorn"). In March 1998, the related promissory note was amended to change the interest rate to 11% per annum. The principal was to be due on the date on which Capricorn distributed its holdings of NATCO's common stock to its partners. During 1998, the Company acquired an option at a cost of approximately $200,000 to purchase 173,050 shares of NATCO's common stock from the director at a price of $8.81 per share. At the Company's option, the note provided that the obligation could be repaid with shares of the common stock of NATCO. The cost to acquire this option was recorded as treasury stock in the accompanying consolidated balance sheet. During February 2000, the Company exercised its option to acquire 173,050 shares of NATCO's Class A common stock from the director for $1.5 million, which reduced the note due from the director by this amount. The shares were recorded as treasury stock at cost as of March 31, 2000. The balance of the note due from the director at March 31, 2000, was $391,000.

                       NATCO GROUP INC. AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

(3) EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding for the period. For purposes of this calculation, outstanding employee stock options are considered common stock equivalents. Included in diluted shares are common stock equivalents related to employee stock options of 698,098 shares for the quarter ended March 31, 2000. No diluted shares related to employee stock options have been included in the weighted average shares for the quarter ended March 31, 1999, as the effect of these shares was anti-dilutive.

(4) ACQUISITIONS

     The Company acquired all the outstanding common stock of Porta-Test on January 24, 2000, for approximately $6.3 million in cash, net of cash acquired, which included payment of specific accrued liabilities of the former company and the purchase of certain proprietary intellectual property of a U.S. sister company, and the issuance of a one-year promissory note for $1.0 million, denominated in Canadian dollars. This acquisition has been accounted for using the purchase method of accounting, and results of operations for Porta-Test have been included in NATCO's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the Porta-Test acquisition was $5.1 million and approximately $57,000 at March 31, 2000.

     The Company acquired all the outstanding common stock of Modular Production Equipment, Inc. ("MPE") on February 8, 2000, for approximately $2.4 million in cash, net of cash acquired, and the issuance of a one-year promissory note for $338,000. This acquisition has been accounted for using the purchase method of accounting, and results of operations for MPE have been included in NATCO's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the MPE acquisition was $2.6 million and approximately $22,000 at March 31, 2000.

     Purchase price allocations have not yet been finalized for the Porta-Test and MPE acquisitions, but NATCO's management does not believe that the final purchase price allocation will differ materially from that as of March 31, 2000.

(5) UNUSUAL CHARGES

     Pursuant to an employment agreement, an executive officer was entitled to a bonus upon the occurrence of any sale or public offering of the Company. Such bonus was to equal one and one-half percent (1.5%) of the value of all securities owned by stockholders of the Company prior to the sale or offering, including common stock valued at the price per share received in either the sale or public offering, and any debt held by such stockholders. In July 1999, the Company amended the agreement to eliminate the bonus and agreed to lend the officer $1.2 million to purchase 136,832 shares of common stock. The loan accrues interest at 6% annually. Per the agreement, the officer would receive a bonus equal to the outstanding principal and interest of the note upon the sale or public offering of the Company. During February 2000, after the Company completed an initial public offering of its Class A common stock, NATCO recorded expense of $1.3 million in settlement of its obligation under this agreement. The officer used the proceeds, net of tax, to repay the Company approximately $665,000. The outstanding balance of this note at March 31, 2000, was approximately $590,000.

                       NATCO GROUP INC. AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     During the first quarter of 2000, NATCO incurred relocation charges of approximately $208,000 associated with the consolidation of an existing Company facility with a facility that was acquired in connection with the acquisition of Porta-Test.

(6) INVENTORIES

     Inventories consisted of the following amounts:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Finished goods..............................................    $ 6,141       $ 6,828
Work-in-process.............................................      6,953         4,745
Raw materials and supplies..................................      9,729         9,106
                                                                -------       -------
  Inventories at FIFO.......................................     22,823        20,679
Excess of FIFO over LIFO cost...............................       (265)         (265)
                                                                -------       -------
                                                                $22,558       $20,414
                                                                =======       =======

(7) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Cost and estimated earnings on uncompleted contracts were as follows:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Cost incurred on uncompleted contracts......................    $48,349       $47,533
Estimated earnings..........................................     18,778        15,625
                                                                -------       -------
                                                                 67,127        63,158
Less billings to date.......................................     65,400        64,656
                                                                -------       -------
                                                                $ 1,727       $(1,498)
                                                                =======       =======
Included in accompanying balance sheets under the following
  captions:
  Trade accounts receivable.................................    $ 1,727       $   866
  Customer advances.........................................         --        (2,364)
                                                                -------       -------
                                                                $ 1,727       $(1,498)
                                                                =======       =======

(8) SHORT-TERM DEBT

     In conjunction with the purchase of Porta-Test during January 2000, the Company issued a one-year promissory note denominated in Canadian dollars for $1.0 million, which accrues interest at 15% per annum. The note is payable, along with accrued interest, on January 24, 2001.

     During February 2000, the Company issued a one-year promissory note, face value of $338,000, with interest payable per annum at 10%, in conjunction with the acquisition of MPE. This note is payable, along with accrued interest, on February 8, 2001.

                       NATCO GROUP INC. AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

(9) LONG-TERM DEBT

     The consolidated borrowings of the Company were as follows:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
BANK DEBT
Term loan with variable interest rate (8.98% at December 31,
  1999) and quarterly payments of principal ($1,161) and
  interest, due November 30, 2003...........................     $   --       $27,858
Revolving credit bank loans with variable interest rate
  (8.00% and 7.75% at March 31, 2000 and December 31, 1999,
  respectively) and quarterly payment of interest, due
  November 30, 2001.........................................     $2,279       $ 3,322
          Less current installments.........................         --        (4,643)
                                                                 ------       -------
          Long-term debt....................................     $2,279       $26,537
                                                                 ======       =======

     The Company maintains a credit facility that provides a $32.0 million revolving credit line ($22.0 million available in the U.S., $10.0 million available in Canada) to finance eligible accounts receivable and inventories, and a $32.5 million term loan. Indebtedness under the credit facility bears interest at a floating rate based (at the Company's option) upon (i) the Base Rate, or Canadian prime rate with respect to Base Rate Loans, plus the Margin Percentage or (ii) the London Interbank Offered Rate for one, two, three or six months, plus the Margin Percentage. The Margin Percentage for Base Rate and Canadian prime rate loans varies from 1.00% to 0.00% depending on the Company's debt to capitalization ratio; and the Margin Percentage for Eurodollar loans varies from 2.50% to 1.00% depending on the Company's debt to capitalization ratio. These agreements contain affirmative covenants including financial requirements related to minimum net worth, debt to capitalization ratio, and fixed charge coverage ratio, as well as restrictions on NATCO making any distributions of any property or cash to the Company in excess of an agreed sum without prior lender approval, and requires commitment fees in accordance with standard banking practices. The loan is collateralized by substantially all the assets of the Company and its subsidiaries, as well as a guarantee by the Company. As of March 31, 2000, the Company was in compliance with all restrictive covenants. NATCO had letters of credit outstanding under the revolving credit facilities totaling $2.8 million at March 31, 2000. These letters of credit constitute contract performance and warranty collateral and expire at various dates through September 2002.

     The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, of which no borrowings were outstanding as of March 31, 2000. However, the Company had issued letters of credit under this facility that totaled $7.4 million as of March 31, 2000. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2002.

     During the first quarter of 2000, NATCO retired all outstanding debt under the term loan facility utilizing the proceeds from the initial public offering of the Company's Class A common stock. In addition, the Company borrowed $3.0 million under the revolving credit facility to finance the acquisition of Porta-Test, which was repaid during February 2000. Net repayments under the revolving credit facility for the quarter ended March 31, 2000, totaled approximately $1.0 million.

                       NATCO GROUP INC. AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

(10) INCOME TAXES

     NATCO's effective income tax rate for the quarter ended March 31, 2000, was 42.8%, which exceeds the amount that would have resulted from applying the U.S. federal statutory tax rate, and was due primarily to non-deductible goodwill amortization expense of $294,000.

(11) INDUSTRY SEGMENTS

     The accounting policies of the reportable segments are consistent with the policies used to prepare the Company's condensed consolidated financial statements for the respective periods presented. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes, and nonrecurring items. Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                         TRADITIONAL
                                         PRODUCTION
                            ENGINEERED   EQUIPMENT &   INSTRUMENTATION &     NATCO    CORPORATE &
                             SYSTEMS      SERVICES     ELECTRICAL SYSTEMS   CANADA    ELIMINATIONS   CONSOLIDATED
                            ----------   -----------   ------------------   -------   ------------   ------------
                                                                 (UNAUDITED)
                                                               (IN THOUSANDS)
THREE MONTHS ENDED MARCH
  31, 2000
Revenues from unaffiliated
  customers...............   $18,024       $15,600          $ 8,753         $ 9,478     $    --        $ 51,855
Revenues from
  affiliates..............        --           157              892           1,212      (2,261)             --
Segment profit (loss).....     3,170           (91)             657             657        (684)          3,709
Total assets..............    44,843        24,250           17,869          26,884      11,465         125,311
Capital expenditures......     1,183           387               91             138          53           1,852
Depreciation and
  amortization............       726           203              136             148          67           1,280
THREE MONTHS ENDED MARCH
  31, 1999
Revenues from unaffiliated
  customers...............   $13,984       $12,444          $ 9,293         $ 6,421     $    --        $ 42,142
Revenues from
  affiliates..............       146           121              481              --        (748)             --
Segment profit (loss).....       874           208              806             210        (374)          1,724
Total assets..............    32,659        23,796           21,483          14,758      15,632         108,328
Capital expenditures......       423           178               92              --         (17)            676
Depreciation and
  amortization............       603           129              137              42          75             986

(12) SUBSEQUENT EVENTS

     The Company acquired all the outstanding common stock of Engineering Specialties, Inc. ("ESI"), on April 4, 2000. The purchase price was $7.5 million, net of cash and cash equivalents acquired of $2.2 million. This transaction has been accounted for using the purchase method of accounting. The excess of the purchase price over the fair values of the net assets acquired is being amortized over twenty-years. The purchase price allocation for this acquisition has not been finalized.

     The ESI acquisition was financed with borrowings of $7.1 million under the existing revolving credit facility and borrowings of $2.6 million under the existing export sales facility. Subsequent to the acquisition, the Company redeemed the cash equivalents owned by ESI totaling $2.2 million, and used the funds to reduce borrowings under the revolving credit facility.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (each a "Forward-Looking Statement"). The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify Forward-Looking Statements. The Company's expectations about its business outlook, customer spending, oil and gas prices and the business environment for the Company and the industry in general are only its expectations regarding these matters. No assurance can be given that actual results may not differ materially from those in the Forward-Looking Statements herein for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of the Organization of Petroleum Exporting Countries (OPEC), conflict in major petroleum producing or consuming regions, the development of technology which could lower overall finding and development costs, weather patterns and the overall condition of capital and equity markets for countries in which the Company operates.

     The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures advising interested parties of the factors that affect the Company, including without limitation, the disclosures made under the caption "Risk Factors," and the factors and risks discussed in the Company's Registration Statement on Form S-1/A and subsequent reports filed with the Securities and Exchange Commission.

OVERVIEW

     References to "NATCO" and "the Company" are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

     NATCO's operations are organized into four separate business segments: traditional production equipment and services, a segment which primarily provides standardized components, replacement parts and used components and equipment servicing; engineered systems, a segment which primarily provides customized, large scale integrated oil and gas production systems; Canadian operations, a segment which combines traditional production equipment and services and engineered systems; and instrumentation and electrical control systems, a segment which provides control panels and systems that monitor and control oil and gas production.

     NATCO recognizes revenues from significant contracts (contracts greater than $250,000 and longer than four months in duration) and all instrumentation and electrical contracts and orders on the percentage of completion method. The Company records revenues and profits on other sales as shipments are made. Earned revenue is based on the percentage that costs incurred to date bear to total estimated costs. If estimated total costs on any contract or work-in-process indicate a loss, the Company recognizes the entire loss immediately. NATCO generally recognizes revenue and earnings to which the percentage of completion method applies over a period of two to six quarters. Customers typically retain an interest in uncompleted projects.

ACQUISITIONS

     On January 24, 2000, the Company acquired all the outstanding common stock of Porta-Test International Inc. ("Porta-Test") for $6.3 million in cash, net of cash acquired, which included payment of specific accrued liabilities of the former company and the purchase of certain proprietary intellectual property of a U.S. sister company, and the issuance of a one-year promissory note for $1.0 million, denominated in Canadian dollars. The acquisition, which has been accounted for using the purchase method of accounting, was financed with borrowings under the existing revolving credit agreement and cash on-hand. Borrowings for the Porta-Test acquisition and debt acquired during the acquisition, were retired during February 2000 with the proceeds of the Company's initial public offering of its Class A common stock. Results of operations for Porta-Test have been included in NATCO's consolidated financial statements since the date of acquisition. Goodwill is being amortized over a twenty-year period. NATCO's management believes that this acquisition will allow the Company to provide oil and gas producers smaller, more efficient production facilities.

     On February 8, 2000, the Company acquired all the outstanding common stock of Modular Production Equipment, Inc. ("MPE"), for $2.4 million in cash, net of cash acquired, and the issuance of a one-year promissory note for $338,000. This acquisition has been accounted for using the purchase method of accounting, and was financed with the proceeds of the Company's initial public offering of its Class A common stock. Results of operations for MPE have been included in NATCO's consolidated financial statements since the date of acquisition. Goodwill is being amortized over a twenty-year period. The Company's management believes that the water treatment technology and expertise of MPE will allow NATCO to offer its customers an advanced and complete turnkey process solution.

     On April 4, 2000, the Company acquired all the outstanding common stock of Engineering Specialties, Inc., ("ESI"), a company that has proprietary water technologies for oily water treatment and heavy metals removal from production at or near the wellhead, for $7.5 million in cash, net of cash and cash equivalents acquired of $2.2 million. The acquisition has been accounted for using the purchase method of accounting, and was financed through borrowings under the existing revolving credit agreement and export sales facility. Goodwill will be amortized over twenty-years. The purchase price allocation has not been finalized.

INDUSTRY AND BUSINESS ENVIRONMENT

     NATCO is a provider of oilfield service equipment for the oil and gas industry. Throughout 1999, the industry suffered a downturn that resulted in a significant decline in overall drilling and production expenditures by oil and gas operators due to low hydrocarbon prices. Since NATCO's business is closely linked to the market conditions of its customers, lower production results in fewer purchases by NATCO's customers. The traditional production equipment and services business segment was affected most significantly as this business line primarily provides replacement parts used during the oil and gas drilling and extraction processes. Since mid-1999, energy prices rose steadily as production cuts by OPEC and other oil producing countries reduced excess inventory levels. In the spring of 2000, these same producers elected to increase production to bring energy prices down to more reasonable levels. As a result, price stability appears to be causing an improvement in overall industry conditions that should cause NATCO's customers to increase their exploration and development efforts. For example, the price of West Texas Intermediate crude oil has increased to approximately $26.00 per barrel for March 2000, as compared to $10.00 per barrel at March 1999. This increase in oil prices has had a positive effect on NATCO's overall sales for the first quarter of 2000, as compared to the respective period in 1999. Market indicators suggest that this price stabilization will continue in the short-term. On April 24, 2000, crude oil futures on the New York Mercantile Exchange were trading at $27.35 per barrel for May 2000 delivery. Although these crude oil price increases are indicators that additional oil and gas production may occur during 2000, there can be no assurance that overall production will increase or that an increase in production trends will continue throughout 2000 or that such an increase in production would result in an increase in revenues for the Company.

     The following discussion of NATCO's historical results of operations and financial condition should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999

     Revenues. Revenues of $51.9 million for the three months ended March 31, 2000, increased $9.7 million, or 23%, from $42.1 million for the first quarter of 1999. This increase in revenue was primarily due to: (1) the contribution of a large contract in Southeast Asia which was awarded in the second quarter of 1999, partially offset by a decline in revenues for other engineered systems projects, (2) improved sales of traditional production equipment as a result of higher drilling activity, (3) the acquisitions of Porta-Test and MPE, and (4) improved activity in Canada.

     The following table summarizes revenues by business segment for the three months ended March 31, 2000 and 1999, respectively:

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                -------------------             PERCENTAGE
                                                  2000       1999     CHANGE      CHANGE
                                                --------   --------   -------   ----------
                                                               (UNAUDITED)
                                                 (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
Engineered Systems............................  $18,024    $14,130    $ 3,894       27.6%
Traditional Equipment and Services............   15,757     12,565      3,192       25.4
Instrumentation and Electrical Systems........    9,645      9,774       (129)      (1.3)
NATCO Canada..................................   10,690      6,421      4,269       66.5
Corporate and Other...........................   (2,261)      (748)    (1,513)    (202.3)
                                                -------    -------    -------
          Total...............................  $51,855    $42,142    $ 9,713       23.0%
                                                -------    -------    -------

     Revenues for the engineered systems segment increased $3.9 million, or 28%, for the quarter ended March 31, 2000. This increase was due primarily to a $10.0 million contribution from one customer, Carigali-Triton Operating Company SDN BHD (CTOC), pursuant to a $73.0 million contract awarded in June 1999. See
"-- Liquidity and Capital Resources." The revenue from this contract offsets a $4.9 million decline in sales for other domestic engineered systems and a $1.5 million decline in sales for international engineered systems. These results for the engineered systems business segment were consistent with a decrease in project awards by the Company's customers throughout 1999, as engineered systems projects typically require a lead time of several months. Engineered systems revenues of $18.0 million for the three months ended March 31, 2000, include no affiliated revenues, as compared to approximately $100,000 of affiliated revenues for the quarter ended March 31, 1999.

     Traditional equipment and service revenues increased $3.2 million, or 25%, due to an increase in oilfield activity resulting from an overall increase in oil and gas prices for the first quarter of 2000, as compared to the first quarter of 1999. This increase in revenue was consistent with an increase in the number of drilling rigs operating in the United States; operating rigs increased from an average of 570 for the first quarter of 1999 to an average of 770 for the first quarter of 2000. Affiliated revenues for this business segment were approximately $200,000 and $100,000 for the quarters ended March 31, 2000 and 1999, respectively.

     Revenues for instrumentation and electrical systems decreased approximately $100,000, or 1%, for the quarter ended March 31, 2000, as compared to the respective period in 1999. Affiliate revenues of approximately $900,000 and $500,000, were included in the results for March 31, 2000 and 1999, respectively.

     NATCO Canada revenues increased $4.3 million for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999. This increase was due to the acquisition of Porta-Test, which contributed revenues of $1.0 million since the date of acquisition, January 24, 2000, and an increase in affiliated revenues of $1.2 million associated with the CTOC project. No affiliated revenues were included in the results for the three months ended March 31, 1999. The NATCO Canada business segment results include two significant gas plant projects for Chevron Canada, one completed and the other in progress as of March 31, 2000. Overall industry market conditions in Canada improved, which was consistent with an increase in Canadian rig count over the past six months.

     The change in revenues for corporate and other represents the elimination of revenues of affiliates as discussed above.

     Gross Profit. Gross profit for the quarter ended March 31, 2000, increased $4.0 million, or 44%, to $13.1 million, compared to $9.1 million for the quarter ended March 31, 1999. As a percentage of revenue, gross margins improved to 25%, as compared to 22% for the quarters ended March 31, 2000 and 1999, respectively. This margin improvement was attributable primarily to an increase in revenue from higher-margin projects, partially offset by an increase in sales of traditional production equipment that historically provided lower margins. In addition, Porta-Test provided $351,000 of margin for the quarter ended March 31, 2000.

     The following table summarizes gross profit by business segment for the three months ended March 31, 2000 and 1999, respectively:

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                  ------------------            PERCENTAGE
                                                    2000      1999     CHANGE     CHANGE
                                                  --------   -------   ------   ----------
                                                                (UNAUDITED)
                                                  (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
Engineered Systems..............................  $ 5,984    $3,004    $2,980      99.2%
Traditional Equipment and Services..............    3,433     3,197       236       7.4
Instrumentation and Electrical Systems..........    1,719     1,966      (247)    (12.6)
NATCO Canada....................................    1,982       952     1,030     108.2
                                                  -------    ------    ------
          Total.................................  $13,118    $9,119    $3,999      43.9%
                                                  -------    ------    ------

     Gross profit for engineered systems for the quarter ended March 31, 2000, increased $3.0 million, or 99%. This increase was due to increased revenues of 28% for the business segment, as well as higher margin projects included in the sales mix for the first quarter of 2000, as compared to the respective period in 1999. Two large projects, Petroquimica and BP Northstar, recorded higher margins during the quarter ended March 31, 2000, due to favorable project performance. Gross margin for engineered systems represented 33% and 21% of the segment's sales for the quarters ended March 31, 2000 and 1999, respectively.

     Gross profit for the traditional equipment and services business segment increased $236,000, or 7%, for the quarter ended March 31, 2000, as compared to the respective period in 1999. This increase was due to a 25% increase in revenues, partially offset by higher sales of lower margin products within this business segment and a reduction in export parts sales which carry generally higher margins. As a percentage of revenue, gross margins were 22% and 25%, respectively, for the quarters then ended.

     Gross profit for the instrumentation and electrical systems business segment decreased for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999. This decrease was primarily the result of a 1% decrease in sales. Gross margin as a percentage of revenue for the quarters ended March 31, 2000 and 1999, was 18% and 20%, respectively.

     Gross profit for NATCO Canada increased approximately $1.0 million, or 108%, for the quarter ended March 31, 2000, as compared to the respective period in 1999. This increase was due to a 67% increase in sales in the first quarter of 2000, which included revenues associated with a higher margin contract, and margins of $351,000 contributed by Porta-Test. As a percentage of revenue, gross margin was 19% for 2000 compared to 15% for 1999.

     Selling, General and Administrative Expense. Selling, general and administrative expense of $9.4 million increased $2.0 million, or 27%, for the quarter ended March 31, 2000, as compared to the respective period in 1999. This increase was due primarily to: (1) the inclusion of results from Porta-Test and MPE acquired during the first quarter of 2000, (2) increased spending dedicated to technology and product development, as well as additional expenses related to public company status, and (3) continued under-absorption of engineering and service expenses and unusually high pre-order costs due to market conditions.

     Depreciation and Amortization Expense. Depreciation and amortization expense of $1.3 million for the quarter ended March 31, 2000, increased $294,000, or 30%, compared to $1.0 million for the quarter ended March 31, 1999.

     Depreciation expense of $918,000 for the quarter ended March 31, 2000, increased $196,000, or 27%, as compared to the respective period for 1999. This increase was primarily due to depreciation on the addition of capital assets purchased during the last four quarters, which include renovations and expansions of existing manufacturing plants, technological improvements to management information systems and the purchase of computer hardware and software, and acquisitions of and improvements to other equipment used in the

Company's business. In addition, depreciation expense increased due to the inclusion of results from Porta-Test and MPE, acquired during the first quarter of 2000.

     Amortization expense of $362,000 for the quarter ended March 31, 2000, increased $98,000, or 37%, as compared to $264,000 for the quarter ended March 31, 1999. This increase was primarily due to amortization of goodwill associated with the Porta-Test and MPE acquisitions during the first quarter of 2000. Also, amortization expense increased due to an increase in goodwill related to the acquisition of The Cynara Company ("Cynara") in November 1998. As defined in the purchase agreement, NATCO issued 325,836 shares of the Company's Class B common stock during the third quarter of 1999, to Cynara's former shareholders based upon certain performance criteria that was achieved.

     Interest Expense. Interest expense was $336,000 for the quarter ended March 31, 2000, as compared to $850,000 for the respective period in 1999. This 60% decrease in interest expense was due primarily to a reduction of long-term debt from $40.6 million at March 31, 1999 to $2.3 million at March 31, 2000. NATCO retired $27.9 million of long-term debt under the Company's term loan facility during February 2000 with the proceeds from its initial public offering of the Company's Class A common stock.

     Unusual Charges. Unusual charges for the three months ended March 31, 2000, were $1.5 million. The charge was primarily for compensation expense associated with the employment agreement of an executive officer. The terms of the agreement entitled the officer to a sum equal to an outstanding note and accrued interest, totaling $1.2 million at December 31, 1999, upon the sale of the Company's Class A common stock in an initial public offering. NATCO completed its initial public offering on January 27, 2000, and, per the agreement, the Company recorded compensation expense for the amount of the note and accrued interest, including related payroll burdens, totaling $1.3 million. In addition, the Company recorded relocation expenses totaling $208,000 associated with the consolidation of an existing Company facility with a facility that was acquired with the acquisition of Porta-Test.

     Provision (benefit) for Income Taxes. Income tax expense of $146,000 for the quarter ended March 31, 2000, increased $257,000, from a benefit of $111,000 for the quarter ended March 31, 1999. The primary reasons for this increase in tax expense include: (1) the increase in income before income taxes, which was $340,000 for the quarter ended March 31, 2000, as compared to a loss of $325,000 for the respective period in 1999, and (2) an increase in the effective tax rate from 34.2% for the quarter ended March 31, 1999, to 42.8% for the first quarter of 2000, based upon the forecasted results for the Company during 2000, and the acquisitions of Porta-Test and MPE in the first quarter of 2000, which contributed additional non-deductible goodwill amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company had cash and working capital of $2.4 million and $38.7 million, respectively, as compared to cash and working capital of $1.7 million and $25.3 million at December 31, 1999.

     Net cash used in operating activities for the quarter ended March 31, 2000, was $5.2 million, compared to net cash provided by operations of $2.3 million for the quarter ended March 31, 1999. The increase in the use of cash for operating activities during the quarter ended March 31, 2000, was the result of higher trade accounts receivable and inventory.

     Net cash used in investing activities for the quarter ended March 31, 2000, was $9.9 million attributable to the acquisitions of Porta-Test and MPE during the period. By contrast, cash used in investing activities for the quarter ended March 31, 1999, related primarily to capital expenditures of approximately $700,000. Funds for the Porta-Test acquisition on January 24, 2000, were borrowed from the Company's revolving credit agreement. These funds were repaid during February 2000 with the proceeds from NATCO's initial public offering. Funds for the MPE acquisition on February 8, 2000, were also provided by the proceeds of the Company's initial public offering of its Class A common stock.

     Net cash provided by financing activities for the quarter ended March 31, 2000, was $15.9 million, compared to net cash used in financing activities for the quarter ended March 31, 1999, of $2.5 million. The primary source of funds for financing activities during the first quarter of 2000 was the issuance of the

Company's Class A common stock through an initial public offering and the exercise of an over-allotment option by NATCO's underwriters, which provided $37.7 million and $10.5 million, respectively. These proceeds were used primarily to retire $27.9 million of outstanding debt under a term loan arrangement, to repay $3.0 million borrowed under the revolving credit agreement for the purchase of Porta-Test, and to repay $2.9 million of debt assumed in the acquisitions of Porta-Test and MPE.

     The Company maintains revolving credit and term loan facilities as well as a working capital facility for export sales. The revolving credit facility provides for up to $22.0 million of borrowings in the United States and up to $10.0 million of borrowings in Canada, subject to borrowing base limitations. At March 31, 2000, NATCO had borrowings outstanding under the revolving credit facility of $2.3 million, and had issued $2.8 million of letters of credit under this facility. Borrowings under the revolving credit facility mature in November 2001. No borrowings were outstanding under the term loan facility at March 31, 2000. The revolving credit and term facility is secured by substantially all of the Company's assets, and the Company was in compliance with all debt covenants as of March 31, 2000. The export sales credit facility provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, of which no borrowings were outstanding as of March 31, 2000; however, NATCO had issued letters of credit totaling $7.4 million under the export facility as of that date. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2002. As of March 31, 2000, the weighted average interest rate of the Company's borrowings under these credit facilities was 8.00%.

     NATCO acquired all the outstanding common stock of ESI on April 4, 2000, for $7.5 million, net of cash and cash equivalents acquired. This acquisition was financed with borrowings of $7.1 million under the existing revolving credit facility, and borrowings of $2.6 million under the existing export sales facility. Subsequent to the acquisition of ESI, the Company redeemed cash equivalents owned by ESI totaling $2.2 million and used the proceeds to reduce borrowings under the revolving credit facility. Outstanding debt under these facilities at April 30, 2000, was $7.0 million and $2.6 million, respectively.

     The Company estimates that cash generated from operations through 2000 will be sufficient to meet its cash operating requirements. Capital expenditures for the quarter ended March 31, 2000, totaled approximately $1.9 million, and consisted of renovations and expansions of the Company's manufacturing plants, technological improvements to management information systems and acquisitions of and improvements to other equipment used in the Company's business. The capital expenditure budget for 2000 includes a project to upgrade the membrane manufacturing facility in Pittsburgh, California.

     The Company's sales backlog at March 31, 2000, was $77.5 million and included a substantial booking for one customer, CTOC; this customer contributed 19% of total revenues for the quarter ended March 31, 2000. Backlog at March 31, 2000, less the CTOC project, reflects a slight decline as compared to the period ended March 31, 1999, but was higher than the backlog forecasted for the period and represented the first overall increase in the level of backlog for the Company since mid-1999. The Company's management anticipates that the backlog at December 31, 2000, excluding the CTOC project, will be higher than the backlog at March 31, 2000, due to bookings that are expected to occur during fiscal 2000.

     At March 31, 2000, borrowing base limitations reduced the Company's available borrowing capacity under the revolving credit agreement to $24.4 million. However, NATCO's management believes that the Company's operating cash flow, supported by its borrowing capacity, will be adequate to fund operations throughout 2000. Should the Company decide to pursue additional acquisition opportunities during the remainder of 2000, the determination of the Company's ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If specified conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

     The Company will adopt SFAS 133 for the fiscal year beginning January 1, 2001. The Company's management has not determined the impact that SFAS 133 will have on the Company's financial statements and believes that the determination will not be meaningful until closer to the date of initial adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's operations are conducted around the world in a number of different countries. Accordingly, future earnings are exposed to changes in foreign currency exchange rates when transactions are denominated in currencies other than the Company's functional currencies, the primary currencies in which the Company conducts its business in various jurisdictions. The majority of the Company's foreign currency transactions are denominated in the Canadian dollar, which is the functional currency of NATCO Canada. As these contracts are denominated and settled in the functional currency, risks associated with currency fluctuations are minimized. The Company does not currently hedge against foreign currency translation risks and NATCO's management believes that foreign currency exchange risk is not significant to its operations.

     The Company's financial instruments that are subject to change in interest rates include its revolving credit and term loan facility and its working capital facility for export sales. At March 31, 2000, the Company had no borrowings outstanding under the term loan portion of the revolving credit and term loan facility. Borrowings, which bear interest at floating rates, outstanding under the revolving credit agreement at March 31, 2000, totaled $2.3 million. These borrowings mature on November 30, 2001. As of March 31, 2000, the weighted average interest rate of the Company's borrowings under this credit facility was 8.00%. There were no borrowings outstanding under the working capital facility for export sales at March 31, 2000.

     Based on past market movements and possible near-term market movements, the Company's management does not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. Assuming the Company's current level of borrowings, a 100 basis point increase in interest rates under the borrowings would decrease the Company's current quarter net income and cash flow from operations by less than $100,000. In the event of an adverse change in interest rates, the Company could take action to mitigate its exposure. However, due to the uncertainty of actions that could be taken and the possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     The Company is a party to various routine legal proceedings that are incidental to its business activities. The Company insures against the risk of these proceedings to the extent deemed prudent by its management, but the Company offers no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to its business activities. The Company's management does not, however, believe the pending legal proceedings, individually or taken together, will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) Use of Proceeds

     On January 27, 2000, the Company completed an initial public offering of 7,500,000 shares of Class A common stock at a price of $10.00 per share (4,053,807 shares issued by the Company and 3,446,193 shares issued by selling stockholders). The proceeds to the Company, less underwriting fees, were $37.7 million. These funds were used to retire debt of $27.9 million under the term loan facility, to repay borrowings of $3.0 million under the revolving credit facility used to acquire Porta-Test, to retire $2.2 million of Porta-Test debt acquired, to pay offering costs of $1.4 million and to fund other working capital needs. On February 3, 2000, the underwriter exercised its over-allotment option which resulted in the issuance of 1,125,000 additional shares of Class A common stock and proceeds of $10.5 million, net of underwriter's fees. Proceeds from the over-allotment were used to complete the acquisition of MPE, including the repayment of $685,000 of debt acquired, and for other working capital needs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

     Mr. E. Hale Staley retired from the Company's Board of Directors effective February 15, 2000. Mr. John U. Clarke was elected to the Board of Directors effective February 28, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) See Index of Exhibits for a list of those exhibits filed herewith, which index includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-Q by Item 601(10)(iii) of Regulation S-K.

     (b) Reports on form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

     (c) Index of Exhibits

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
          2.1             -- Amended and Restated Agreement and Plan of Merger dated
                             November 17, 1998 but effective March 26, 1998 among the
                             Company, NATCO Acquisition Company, National Tank Company
                             and The Cynara Company (incorporated by reference to
                             Exhibit 2.1 of the Company's Registration Statement No.
                             333-48851 on Form S-1).
          2.2             -- Stock Purchase Agreement dated as of May 7, 1997 among
                             Enterra Petroleum Equipment Group, Inc., National Tank
                             Company and Weatherford Enterra, Inc. (incorporated by
                             reference to Exhibit 2.2 of the Company's Registration
                             Statement No. 333-48851 on Form S-1).

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
          3.1             -- Restated Certificate of Incorporation of the Company, as
                             amended by Certificate of Amendment dated November 18,
                             1998 and Certificate of Amendment dated November 29, 1999
                             (incorporated by reference to Exhibit 3.1 of the
                             Company's Registration Statement No. 333-48851 on Form
                             S-1).
          3.2             -- Certificate of Designations of Series A Junior
                             Participating Preferred Stock (incorporated by reference
                             to Exhibit 3.2 of the Company's Registration Statement
                             No. 333-48851 on Form S-1).
          3.3*            -- Amended and Restated Bylaws of the Company, as amended.
          4.1             -- Specimen Common Stock certificate (incorporated by
                             reference to Exhibit 4.1 of the Company's Registration
                             Statement No. 333-48851 on Form S-1).
          4.2             -- Rights Agreement dated as of May 15, 1998 by and among
                             the Company and ChaseMellon Shareholder Services, L.L.C.,
                             as Rights Agent (incorporated by reference to Exhibit 4.2
                             of the Company's Registration Statement No. 333-48851 on
                             Form S-1).
          4.3             -- Registration Rights Agreement dated as of November 18,
                             1998 among the Company and Capricorn Investors, L.P. and
                             Capricorn Investors II, L.P. (incorporated by reference
                             to Exhibit 4.3 of the Company's Registration Statement
                             No. 333-48851 on Form S-1).
          4.4             -- Registration Rights Agreement dated as of November 18,
                             1998 among the Company and the former stockholders of The
                             Cynara Company (incorporated by reference to Exhibit 4.4
                             of the Company's Registration Statement No. 333-48851 on
                             Form S-1).
          4.5             -- Form of lock-up letter to the Underwriters from certain directors and officers of the Company (incorporated by
                             reference to Exhibit 4.5 of the Company's Registration
                             Statement No. 333-48851 on Form S-1).
         10.1**           -- Directors Compensation Plan (incorporated by reference to
                             Exhibit 10.1 of the Company's Registration Statement No.
                             333-48851 on Form S-1).
         10.2**           -- Form on Nonemployee Director's Option Agreement
                             (incorporated by reference to Exhibit 10.2 of the
                             Company's Registration Statement No. 333-48851 on Form
                             S-1).
         10.3**           -- Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement
                             No. 333-48851 on Form S-1).
         10.4             -- Commitment Letter dated November 24, 1994 from The Bank of Nova Scotia to NATCO Canada, Ltd. (incorporated by
                             reference to Exhibit 10.5 of the Company's Registration
                             Statement No. 333-48851 on Form S-1).
         10.5             -- Service and Reimbursement Agreement dated as of July 1,
                             1997 between the Company and Capricorn Management, G.P.
                             (incorporated by reference to Exhibit 10.6 of the
                             Company's Registration Statement No. 333-48851 on Form
                             S-1).
         10.6**           -- Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to
                             Exhibit 10.9 of the Company's Registration Statement No.
                             333-48851 on Form S-1).
         10.7             -- Securities Exchange Agreement dated as of March 5, 1998 by and among the Company, Capricorn Investors, L.P. and
                             Capricorn Investors II, L.P. (incorporated by reference
                             to Exhibit 10.10 of the Company's Registration Statement
                             No. 333-48851 on Form S-1).

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
         10.8             -- Stockholders' Agreement by and among the Company,
                             Capricorn Investors, L.P. and Capricorn Investors II,
                             L.P. (incorporated by reference to Exhibit 10.11 of the
                             Company's Registration Statement No. 333-48851 on Form
                             S-1).
         10.9**           -- Employment Agreement dated as of July 31, 1997 between
                             the Company and Nathaniel A. Gregory, as amended as of
                             July 12, 1999 (incorporated by reference to Exhibit 10.12
                             of the Company's Registration Statement No. 333-48851 on
                             Form S-1).
         10.10**          -- Stock Option Agreement dated as of July 31, 1997 between the Company and Nathaniel A. Gregory, as amended as of
                             July 12, 1999 (incorporated by reference to Exhibit 10.13
                             of the Company's Registration Statement No. 333-48851 on
                             Form S-1).
         10.11**          -- Stock Option Agreement dated as of July 31, 1997 between the Company and Patrick M. McCarthy (incorporated by
                             reference to Exhibit 10.14 of the Company's Registration
                             Statement No. 333-48851 on Form S-1).
         10.12**          -- Stock Option Agreement dated as of July 31, 1997 between the Company and William B. Wiener III (incorporated by
                             reference to Exhibit 10.15 of the Company's Registration
                             Statement No. 333-48851 on Form S-1).
         10.13**          -- Stock Option Agreement dated as of July 31, 1997 between the Company and Frank Smith (incorporated by reference to
                             Exhibit 10.16 of the Company's Registration Statement No.
                             333-48851 on Form S-1).
         10.14**          -- Stock Option Agreement dated as of July 31, 1997 between the Company and Frank Smith (incorporated by reference to
                             Exhibit 10.17 of the Company's Registration Statement No.
                             333-48851 on Form S-1).
         10.15**          -- Stock Option Agreement dated as of July 31, 1997 between the Company and David Volz (incorporated by reference to
                             Exhibit 10.18 of the Company's Registration Statement No.
                             333-48851 on Form S-1).
         10.16            -- Stockholder's Agreement dated as of November 18, 1998
                             among the Company, Capricorn Investors, L.P., Capricorn
                             Investors II, L.P. and the former stockholders of The
                             Cynara Company (incorporated by reference to Exhibit
                             10.19 of the Company's Registration Statement No.
                             333-48851 on Form S-1).
         10.17**          -- Change of Control Policy dated as of September 28, 1999
                             (incorporated by reference to Exhibit 10.20 of the
                             Company's Registration Statement No. 333-48851 on Form
                             S-1).
         10.18**          -- Severance Pay Summary Plan Description (incorporated by reference to Exhibit 10.21 of the Company's Registration
                             Statement No. 333-48851 on Form S-1).
         10.19            -- Loan Agreement ($22,000,000 U.S. Revolving Loan Facility,
                             $10,000,000 Canadian Revolving Loan Facility and
                             $32,500,000 Term Loan Facility) dated as of November 20,
                             1998 among National Tank Company, NATCO Canada, Ltd.,
                             Chase Bank of Texas, National Association, The Bank of
                             Nova Scotia and the other lenders parties thereto and
                             joined in by NATCO Group, Inc., as amended (incorporated
                             by reference to Exhibit 10.22 to the Company's
                             Registration Statement No. 333-48851 on Form S-1).

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
         10.20            -- International Revolving Loan Agreement dated as of June
                             30, 1997 between National Tank Company and Texas Commerce
                             Bank, National Association, as amended (incorporated by
                             reference to Exhibit 10.23 to the Company's Registration
                             Statement No. 333-48851 on Form S-1).
         10.21**          -- Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Company's
                             Registration Statement No. 333-48851 on Form S-1).
         27.1*            -- Financial Data Schedule.

---------------

 * Filed herewith

** Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NATCO Group Inc.
                                            (Registrant)

                                            By:    /s/ J. MICHAEL MAYER
                                              ----------------------------------
                                              Name: J. Michael Mayer
                                              Senior Vice President and
                                              Chief Financial Officer

Date: March 12, 2000

                                            By:      /s/ RYAN S. LILES
                                              ----------------------------------
                                              Name: Ryan S. Liles
                                              Vice President and Controller
                                              (Principal Accounting Officer)

Date: March 12, 2000

                                 EXHIBIT INDEX

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
          2.1             -- Amended and Restated Agreement and Plan of Merger dated
                             November 17, 1998 but effective March 26, 1998 among the
                             Company, NATCO Acquisition Company, National Tank Company
                             and The Cynara Company (incorporated by reference to
                             Exhibit 2.1 of the Company's Registration Statement No.
                             333-48851 on Form S-1).
          2.2             -- Stock Purchase Agreement dated as of May 7, 1997 among
                             Enterra Petroleum Equipment Group, Inc., National Tank
                             Company and Weatherford Enterra, Inc. (incorporated by
                             reference to Exhibit 2.2 of the Company's Registration
                             Statement No. 333-48851 on Form S-1).
          3.1             -- Restated Certificate of Incorporation of the Company, as
                             amended by Certificate of Amendment dated November 18,
                             1998 and Certificate of Amendment dated November 29, 1999
                             (incorporated by reference to Exhibit 3.1 of the
                             Company's Registration Statement No. 333-48851 on Form
                             S-1).
          3.2             -- Certificate of Designations of Series A Junior
                             Participating Preferred Stock (incorporated by reference
                             to Exhibit 3.2 of the Company's Registration Statement
                             No. 333-48851 on Form S-1).
          3.3*            -- Amended and Restated Bylaws of the Company, as amended.
          4.1             -- Specimen Common Stock certificate (incorporated by
                             reference to Exhibit 4.1 of the Company's Registration
                             Statement No. 333-48851 on Form S-1).
          4.2             -- Rights Agreement dated as of May 15, 1998 by and among
                             the Company and ChaseMellon Shareholder Services, L.L.C.,
                             as Rights Agent (incorporated by reference to Exhibit 4.2
                             of the Company's Registration Statement No. 333-48851 on
                             Form S-1).
          4.3             -- Registration Rights Agreement dated as of November 18,
                             1998 among the Company and Capricorn Investors, L.P. and
                             Capricorn Investors II, L.P. (incorporated by reference
                             to Exhibit 4.3 of the Company's Registration Statement
                             No. 333-48851 on Form S-1).
          4.4             -- Registration Rights Agreement dated as of November 18,
                             1998 among the Company and the former stockholders of The
                             Cynara Company (incorporated by reference to Exhibit 4.4
                             of the Company's Registration Statement No. 333-48851 on
                             Form S-1).
          4.5             -- Form of lock-up letter to the Underwriters from certain directors and officers of the Company (incorporated by
                             reference to Exhibit 4.5 of the Company's Registration
                             Statement No. 333-48851 on Form S-1).
         10.1**           -- Directors Compensation Plan (incorporated by reference to
                             Exhibit 10.1 of the Company's Registration Statement No.
                             333-48851 on Form S-1).
         10.2**           -- Form on Nonemployee Director's Option Agreement
                             (incorporated by reference to Exhibit 10.2 of the
                             Company's Registration Statement No. 333-48851 on Form
                             S-1).
         10.3**           -- Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement
                             No. 333-48851 on Form S-1).
         10.4             -- Commitment Letter dated November 24, 1994 from The Bank of Nova Scotia to NATCO Canada, Ltd. (incorporated by
                             reference to Exhibit 10.5 of the Company's Registration
                             Statement No. 333-48851 on Form S-1).
         10.5             -- Service and Reimbursement Agreement dated as of July 1,
                             1997 between the Company and Capricorn Management, G.P.
                             (incorporated by reference to Exhibit 10.6 of the
                             Company's Registration Statement No. 333-48851 on Form
                             S-1).

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
         10.6**           -- Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to
                             Exhibit 10.9 of the Company's Registration Statement No.
                             333-48851 on Form S-1).
         10.7             -- Securities Exchange Agreement dated as of March 5, 1998 by and among the Company, Capricorn Investors, L.P. and
                             Capricorn Investors II, L.P. (incorporated by reference
                             to Exhibit 10.10 of the Company's Registration Statement
                             No. 333-48851 on Form S-1).
         10.8             -- Stockholders' Agreement by and among the Company,
                             Capricorn Investors, L.P. and Capricorn Investors II,
                             L.P. (incorporated by reference to Exhibit 10.11 of the
                             Company's Registration Statement No. 333-48851 on Form
                             S-1).
         10.9**           -- Employment Agreement dated as of July 31, 1997 between
                             the Company and Nathaniel A. Gregory, as amended as of
                             July 12, 1999 (incorporated by reference to Exhibit 10.12
                             of the Company's Registration Statement No. 333-48851 on
                             Form S-1).
         10.10**          -- Stock Option Agreement dated as of July 31, 1997 between the Company and Nathaniel A. Gregory, as amended as of
                             July 12, 1999 (incorporated by reference to Exhibit 10.13
                             of the Company's Registration Statement No. 333-48851 on
                             Form S-1).
         10.11**          -- Stock Option Agreement dated as of July 31, 1997 between the Company and Patrick M. McCarthy (incorporated by
                             reference to Exhibit 10.14 of the Company's Registration
                             Statement No. 333-48851 on Form S-1).
         10.12**          -- Stock Option Agreement dated as of July 31, 1997 between the Company and William B. Wiener III (incorporated by
                             reference to Exhibit 10.15 of the Company's Registration
                             Statement No. 333-48851 on Form S-1).
         10.13**          -- Stock Option Agreement dated as of July 31, 1997 between the Company and Frank Smith (incorporated by reference to
                             Exhibit 10.16 of the Company's Registration Statement No.
                             333-48851 on Form S-1).
         10.14**          -- Stock Option Agreement dated as of July 31, 1997 between the Company and Frank Smith (incorporated by reference to
                             Exhibit 10.17 of the Company's Registration Statement No.
                             333-48851 on Form S-1).
         10.15**          -- Stock Option Agreement dated as of July 31, 1997 between the Company and David Volz (incorporated by reference to
                             Exhibit 10.18 of the Company's Registration Statement No.
                             333-48851 on Form S-1).
         10.16            -- Stockholder's Agreement dated as of November 18, 1998
                             among the Company, Capricorn Investors, L.P., Capricorn
                             Investors II, L.P. and the former stockholders of The
                             Cynara Company (incorporated by reference to Exhibit
                             10.19 of the Company's Registration Statement No.
                             333-48851 on Form S-1).
         10.17**          -- Change of Control Policy dated as of September 28, 1999
                             (incorporated by reference to Exhibit 10.20 of the
                             Company's Registration Statement No. 333-48851 on Form
                             S-1).
         10.18**          -- Severance Pay Summary Plan Description (incorporated by reference to Exhibit 10.21 of the Company's Registration
                             Statement No. 333-48851 on Form S-1).

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
         10.19            -- Loan Agreement ($22,000,000 U.S. Revolving Loan Facility,
                             $10,000,000 Canadian Revolving Loan Facility and
                             $32,500,000 Term Loan Facility) dated as of November 20,
                             1998 among National Tank Company, NATCO Canada, Ltd.,
                             Chase Bank of Texas, National Association, The Bank of
                             Nova Scotia and the other lenders parties thereto and
                             joined in by NATCO Group, Inc., as amended (incorporated
                             by reference to Exhibit 10.22 to the Company's
                             Registration Statement No. 333-48851 on Form S-1).
         10.20            -- International Revolving Loan Agreement dated as of June
                             30, 1997 between National Tank Company and Texas Commerce
                             Bank, National Association, as amended (incorporated by
                             reference to Exhibit 10.23 to the Company's Registration
                             Statement No. 333-48851 on Form S-1).
         10.21**          -- Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Company's
                             Registration Statement No. 333-48851 on Form S-1).
         27.1*            -- Financial Data Schedule.

---------------

 * Filed herewith

** Management contracts or compensatory plans or arrangements.