Form 10-Q
period 2000-06-30
NATCO GROUP INC
filed 2000-08-11
CIK 1057693

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000,

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 1-15603

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

        As of July 31, 2000 Class A, $0.01 par value per share 14,402,373 shares
                            Class B, $0.01 par value per share    839,884 shares

================================================================================

                                NATCO GROUP INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                      NO.
                                                                                     ----

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements ...................................................      3
        Unaudited Condensed Consolidated Balance Sheets --
          June 30, 2000 and December 31, 1999 ..................................      3
        Unaudited Condensed Consolidated Statements of
          Operations -- Three Months and Six Months Ended
          June 30, 2000 and 1999 ...............................................      4
        Unaudited Condensed Consolidated Statements of
          Cash Flows -- Six Months Ended June 30, 2000 and 1999 ................      5
        Notes to Unaudited Condensed Consolidated Financial
          Statements ...........................................................      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ....................................     12

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk ............................................................     20

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings ......................................................     21

Item 2. Changes in Securities and Use of Proceeds ..............................     21

Item 3. Defaults Upon Senior Securities ........................................     21

Item 4. Submission of Matters to a Vote of Security Holders ....................     21

Item 5. Other Information ......................................................     22

Item 6. Exhibits and Reports on Form 8-K .......................................     22

Signatures .....................................................................     25

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                        NATCO GROUP INC. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       JUNE 30,       DECEMBER 31,
                                                                                         2000             1999
                                                                                     ------------      ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents ....................................................     $        904      $      1,747
  Trade accounts receivable, net ...............................................           49,029            33,720
  Inventories ..................................................................           27,185            20,414
  Notes receivable from director ...............................................               --             1,890
  Prepaid expenses and other current assets ....................................            3,471             3,459
                                                                                     ------------      ------------
        Total current assets ...................................................           80,589            61,230
Property, plant and equipment, net .............................................           21,519            17,806
Goodwill, net ..................................................................           37,307            19,083
Deferred income tax assets, net ................................................            6,112             6,517
Other assets, net ..............................................................            1,425             2,194
                                                                                     ------------      ------------
        Total assets ...........................................................     $    146,952      $    106,830
                                                                                     ============      ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt .......................................     $         --      $      4,643
  Notes payable ................................................................            1,014                --
  Accounts payable .............................................................           23,573            15,127
  Accrued expenses and other ...................................................           12,691            10,900
  Customer advances ............................................................            6,944             5,256
                                                                                     ------------      ------------
        Total current liabilities ..............................................           44,222            35,926
Long-term debt, excluding current installments .................................            6,624            26,537
Postretirement benefit liability ...............................................           15,313            15,853
                                                                                     ------------      ------------
        Total liabilities ......................................................           66,159            78,316
                                                                                     ------------      ------------
Stockholders' equity:
  Preferred stock $.01 par value. Authorized 5,000,000
    shares; no shares issued and outstanding ...................................               --                --
  Class A Common stock, $.01 par value. Authorized
    45,000,000 shares; issued and outstanding 14,402,373 and
    8,787,520 shares as of June 30, 2000, and December 31,
    1999, respectively .........................................................              144                88
  Class B Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 839,884 and 825,836
    shares as of June 30, 2000, and December 31, 1999,
    respectively ...............................................................                8                 8
  Additional paid-in capital ...................................................           94,488            43,273
  Accumulated deficit ..........................................................           (5,512)           (8,177)
  Treasury stock, 643,238 and 470,188 shares at cost as of
    June 30, 2000 and December 31, 1999, respectively ..........................           (6,075)           (4,550)
  Accumulated other comprehensive loss .........................................           (1,662)             (886)
  Note receivable from officer and stockholder .................................             (598)           (1,242)
                                                                                     ------------      ------------
        Total stockholders' equity .............................................           80,793            28,514
                                                                                     ------------      ------------
Commitments and contingencies
        Total liabilities and stockholders' equity .............................     $    146,952      $    106,830
                                                                                     ============      ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JUNE 30,                 JUNE 30,
                                                               ----------------------    ----------------------
                                                                  2000         1999         2000         1999
                                                               ---------    ---------    ---------    ---------
Revenues ...................................................   $  55,935    $  44,019    $ 107,790    $  86,161
Cost of goods sold .........................................      39,757       32,816       78,494       65,839
                                                               ---------    ---------    ---------    ---------
          Gross profit .....................................      16,178       11,203       29,296       20,322
Selling, general and administrative expense ................       9,880        8,196       19,289       15,591
Depreciation and amortization expense ......................       1,263        1,402        2,543        2,388
Unusual charges ............................................          --           --        1,528           --
Interest expense ...........................................         438          861          774        1,711
Interest cost on postretirement benefit liability ..........         322          262          643          524
Revaluation gain on postretirement benefit liability .......          --         (848)          --         (848)
Interest income ............................................         (44)         (50)        (140)         (99)
                                                               ---------    ---------    ---------    ---------
          Income before income taxes .......................       4,319        1,380        4,659        1,055
Income tax provision .......................................       1,848          876        1,994          765
                                                               ---------    ---------    ---------    ---------
          Net income .......................................   $   2,471    $     504    $   2,665    $     290
                                                               =========    =========    =========    =========
EARNINGS PER SHARE:
  Basic ....................................................   $    0.17    $    0.06    $    0.19    $    0.03
  Diluted ..................................................   $    0.16    $    0.05    $    0.18    $    0.03
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
  Basic ....................................................      14,829        9,151       13,961        9,151
  Diluted ..................................................      15,391        9,843       14,591        9,816

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         --------------------
                                                                           2000        1999
                                                                         --------    --------

Cash flows from operating activities:
  Net income .........................................................   $  2,665    $    290
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Deferred income tax provision ...................................       (355)        724
     Depreciation and amortization expense ...........................      2,543       2,388
     Non-cash interest income ........................................        (58)        (86)
     Interest cost on postretirement benefit liability ...............        643         524
     Gain on the sale of property, plant and equipment ...............        (17)        (75)
     Gain on revaluation of postretirement benefit liability .........         --        (848)
     Non-cash compensation expense ...................................         --        (237)
     Change in assets and liabilities, net of acquisitions:
       Decrease in restricted cash ...................................         --         883
       (Increase) decrease in trade accounts receivable ..............     (8,459)      7,412
       (Increase) decrease in inventories ............................     (5,097)      3,374
       Decrease in long-term assets ..................................        756          --
       Increase (decrease) in accounts payable .......................      4,471      (3,410)
       Increase (decrease) in accrued expenses and other .............        145      (2,531)
       Increase (decrease) in customer advances ......................        540      (1,982)
       Other, net ....................................................       (619)       (338)
                                                                         --------    --------
          Net cash provided by (used in) operating
           activities ................................................     (2,842)      6,088
                                                                         --------    --------
Cash flows from investing activities:
Capital expenditures for property, plant and equipment ...............     (4,340)     (1,824)
  Acquisitions, net of cash acquired .................................    (17,229)         --
  Proceeds of note receivable ........................................      1,067          --
  Other, net .........................................................         20          75
                                                                         --------    --------
          Net cash used in investing activities ......................    (20,482)     (1,749)
                                                                         --------    --------
Cash flows from financing activities:
  Change in bank overdrafts ..........................................      2,933      (2,487)
  Net borrowings (repayments) under long-term revolving
     credit facilities ...............................................        513        (485)
  Repayments of long-term debt .......................................    (27,858)     (2,321)
  Issuance of common stock, net ......................................     47,194          --
  Receipt  from  affiliate  of remainder of net present value
     of postretirement benefit liability .............................        600          --
  Payments on postretirement benefit liability .......................       (683)       (125)
  Other, net .........................................................        147         109
                                                                         --------    --------
          Net cash provided by (used in) financing
           activities ................................................     22,846      (5,309)
                                                                         --------    --------
Effect of exchange rate changes on cash and cash
  equivalents ........................................................       (365)         26
                                                                         --------    --------
Decrease in cash and cash equivalents ................................       (843)       (944)
Cash and cash equivalents at beginning of period .....................      1,747       2,380
                                                                         --------    --------
Cash and cash equivalents at end of period ...........................   $    904    $  1,436
                                                                         ========    ========
Cash payments for:
  Interest ...........................................................   $    611    $  1,656
  Income taxes .......................................................   $     39    $    578
Significant non-cash investing and financing activities:
  Promissory notes issued for business acquisition ...................   $  1,026    $     --
  Partial settlement of a note arrangement with treasury shares ......   $  1,525    $     --
  Debt assumed in acquisition ........................................   $  2,862    $     --
  Issuance of common stock for acquisition ...........................   $  4,077    $     --

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

(2) CAPITAL STOCK

    On January 27, 2000, the Company completed an initial public offering of 7,500,000 shares of Class A common stock at a price of $10.00 per share (4,053,807 shares issued by the Company and 3,446,193 shares issued by selling stockholders). The proceeds to the Company, less underwriting fees, were $37.7 million. These funds were used to retire debt of $27.9 million under the term loan facility, to repay borrowings of $3.0 million under the revolving credit facility used to acquire Porta-Test International, Inc. ("Porta-Test"), to retire $2.2 million of Porta-Test debt acquired, to pay offering costs of $1.5 million and to fund other working capital needs. On February 3, 2000, the underwriter exercised its over-allotment option which resulted in the issuance of 1,125,000 additional shares of Class A common stock and proceeds of $10.5 million, net of underwriter's fees. Proceeds from the over-allotment were used to complete the acquisition of Modular Production Equipment, Inc., including the repayment of $685,000 of debt acquired, and for other working capital needs.

    During 1997, the Company provided a loan of $1.5 million (at an interest rate of 10% per annum) to a director of the Company who is also an affiliate of Capricorn Holdings, Inc. ("Capricorn"). In March 1998, the related promissory note was amended to change the interest rate to 11% per annum. The principal was to be due on the date on which Capricorn distributed its holdings of NATCO's common stock to its partners. During 1998, the Company acquired an option at a cost of approximately $200,000 to purchase 173,050 shares of NATCO's common stock from the director at a price of $8.81 per share. At the Company's option, the note provided that the obligation could be repaid with shares of the common stock of NATCO. The cost to acquire this option was recorded as treasury stock in the accompanying consolidated balance sheet. During February 2000, the Company exercised its option to acquire 173,050 shares of NATCO's Class A common stock from the director for $1.5 million, which reduced the note due from the director by this amount. The shares were recorded as treasury stock at cost as of June 30, 2000. The balance of the note due from the director was repaid in June 2000.

    On June 1, 2000, NATCO issued 418,145 shares of Class B Common Stock to the former shareholders of The Cynara Company, in connection with the achievement of certain performance criteria defined in the November 1998 purchase agreement. Goodwill was increased $4.1 million as a result of this transaction. See related discussion at "Commitments and Contingencies" (Note 12).

(3) EARNINGS PER SHARE

    Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding for the period. For purposes of this calculation, outstanding employee stock options are considered common stock equivalents. Included in diluted shares are common stock equivalents related to employee stock options of 561,814 shares for the quarter ended June 30, 2000, and 629,956 for the six-month period ended June 30, 2000. Common stock equivalents related to employee stock options were 691,974 shares and 665,622 shares for the respective periods in 1999.

(4) ACQUISITIONS

    The Company acquired all the outstanding common stock of Porta-Test on January 24, 2000, for approximately $6.3 million in cash, net of cash acquired, which included payment of specific accrued liabilities of the former company and the purchase of certain proprietary intellectual property of an associated U.S. company, the issuance of a one-year promissory note for $1.0 million, denominated in Canadian dollars and a payment contingent upon certain operating criteria being met. See "Commitments and Contingencies" (Note 12.) This acquisition has been accounted for using the purchase method of accounting, and results of operations for Porta-Test have been included in NATCO's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the Porta-Test acquisition were $5.4 million and approximately $100,000, respectively, at June 30, 2000.

    The Company acquired all the outstanding common stock of Modular Production Equipment, Inc. ("MPE") on February 8, 2000, for approximately $2.4 million in cash, net of cash acquired, and the issuance of a one-year promissory note for $338,000, which accrues interest at 10% per annum. This acquisition has been accounted for using the purchase method of accounting, and results of operations for MPE have been included in NATCO's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the MPE acquisition were $3.5 million and $76,000, respectively, at June 30, 2000.

    The Company acquired all the outstanding common stock of Engineering Specialties, Inc. ("ESI") on April 4, 2000 for approximately $7.1 million, net of cash and cash equivalents acquired. This acquisition, which was financed with borrowings of $7.1 million under the existing revolving credit facility and borrowings of $2.6 million under the existing export sales facility, was accounted for using the purchase method of accounting, and results of operations for ESI have been included in NATCO's consolidated financial statements since the date of acquisition. The final purchase price adjustment had not been determined as of June 30, 2000. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the ESI acquisition were $5.9 million and $70,000, respectively, at June 30, 2000.

    Purchase price allocations have not yet been finalized for the Porta-Test, MPE and ESI acquisitions, but NATCO's management does not believe that the final purchase price allocation will differ materially from that as of June 30, 2000.

(5) UNUSUAL CHARGES

    Pursuant to an employment agreement, an executive officer was entitled to a bonus upon the occurrence of any sale or public offering of the Company. Such bonus was to equal one and one-half percent (1.5%) of the value of all securities owned by stockholders of the Company prior to the sale or offering, including common stock valued at the price per share received in either the sale or public offering, and any debt held by such stockholders. In July 1999, the Company amended the agreement to eliminate the bonus and agreed to lend the officer $1.2 million to purchase 136,832 shares of common stock. The loan accrues interest at 6% annually. Per the agreement, the officer would receive a bonus equal to the outstanding principal and interest of the note upon the sale or public offering of the Company. During February 2000, after the Company completed an initial public offering of its Class A common stock, NATCO recorded expense of $1.3 million in settlement of its obligation under this agreement. The officer used the proceeds, net of tax, to repay the Company approximately $665,000. The outstanding balance of this note at June 30, 2000, was $598,000.

    During the first quarter of 2000, NATCO incurred relocation charges of approximately $208,000 associated with the consolidation of an existing Company facility with a facility that was acquired in connection with the acquisition of Porta-Test.

(6) INVENTORIES

    Inventories consisted of the following amounts:

                                           JUNE 30,                DECEMBER 31,
                                            2000                      1999
                                       ---------------           ---------------
                                         (UNAUDITED)
                                                     (IN THOUSANDS)

Finished goods ......................  $         7,259           $         6,828
Work-in-process .....................            9,588                     4,745
Raw materials and supplies ..........           10,607                     9,106
                                       ---------------           ---------------
  Inventories at FIFO ...............           27,454                    20,679
Excess of FIFO over LIFO cost........             (269)                     (265)
                                       ---------------           ---------------
                                       $        27,185           $        20,414
                                       ===============           ===============

(7) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Cost and estimated earnings on uncompleted contracts were as follows:

                                                                         JUNE 30,       DECEMBER 31,
                                                                          2000              1999
                                                                      ------------      ------------
                                                                      (UNAUDITED)
                                                                              (IN THOUSANDS)
Cost incurred on uncompleted contracts ..........................     $     59,982      $     47,533
Estimated earnings ..............................................           24,616            15,625
                                                                      ------------      ------------
                                                                            84,598            63,158
Less billings to date ...........................................           76,634            64,656
                                                                      ------------      ------------
                                                                      $      7,964      $     (1,498)
                                                                      ============      ============
Included in accompanying balance sheets under the
  following captions:
  Trade accounts receivable .....................................     $      7,964      $        866
  Customer advances .............................................               --            (2,364)
                                                                      ------------      ------------
                                                                      $      7,964      $     (1,498)
                                                                      ============      ============

(8) SHORT-TERM DEBT

    In conjunction with the purchase of Porta-Test in January 2000, the Company issued a one-year promissory note denominated in Canadian dollars for $1.0 million, which accrues interest at 15% per annum. The note is payable, along with accrued interest, on January 24, 2001.

    During February 2000, the Company issued a one-year promissory note, face value of $338,000, with interest payable per annum at 10%, in conjunction with the acquisition of MPE. This note is payable, along with accrued interest, on February 8, 2001.

(9) LONG-TERM DEBT

    The consolidated borrowings of the Company were as follows:

                                                                        JUNE 30,       DECEMBER 31,
                                                                         2000              1999
                                                                      ------------     ------------
                                                                      (UNAUDITED)
                                                                            (IN THOUSANDS)
BANK DEBT
Term loan with variable interest rate (8.98% at December 31,
   1999) and quarterly payments of principal ($1,161) and
   interest, due November 30, 2003 ..............................     $         --     $     27,858
 Revolving credit bank loans with variable interest rate
   (9.12% and 7.75% at June 30, 2000 and December 31, 1999,
   respectively) and quarterly payment of interest, due
   November 30, 2001 ............................................     $      4,057     $      3,322
 Revolving credit bank loans (Export Sales Facility) with
  variable interest rate (9.00% at June 30, 2000) and
  monthly payment of interest, due July 23, 2002 ................     $      2,567     $         --
           Less current installments ............................               --           (4,643)
                                                                      ------------     ------------
           Long-term debt .......................................     $      6,624     $     26,537
                                                                      ============     ============

    As of June 30, 2000, the Company was in compliance with all restrictive debt covenants. NATCO had letters of credit outstanding under the revolving credit facilities totaling $3.1 million at June 30, 2000. These letters of credit constitute contract performance and warranty collateral and expire at various dates through September 2002.

    The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, of which $2.6 million was outstanding as of June 30, 2000. In addition, the Company had issued letters of credit under this facility that totaled $7.4 million as of June 30, 2000. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2002.

    During the first quarter of 2000, NATCO retired all outstanding debt under the term loan facility utilizing the proceeds from the initial public offering of the Company's Class A common stock. In addition, the Company borrowed $3.0 million under the revolving credit facility to finance the acquisition of Porta-Test, which was repaid during February 2000. The Company borrowed $7.1 million under the revolving credit facility and $2.6 million under the facility for export sales during April 2000 that was used to finance the purchase of ESI. Net borrowings under the revolving credit facility for the three-month and six-month periods ended June 30, 2000, totaled $1.8 million and $735,000, respectively.

(10) INCOME TAXES

    NATCO's effective income tax rate for the three-month and six-month periods ended June 30, 2000, was 42.8%, which exceeds the amount that would have resulted from applying the U.S. federal statutory tax rate, and was due primarily to non-deductible goodwill amortization expense of $407,000 and $706,000 for these periods. A tax benefit of $268,000 associated with the exercise of employee stock options was allocated to equity during the three-month and six-month periods ended June 30, 2000.

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

                                                 TRADITIONAL
                                                 PRODUCTION
                                    ENGINEERED   EQUIPMENT &     INSTRUMENTATION &         NATCO      CORPORATE &
                                      SYSTEMS     SERVICES       ELECTRICAL SYSTEMS        CANADA     ELIMINATIONS  CONSOLIDATED
                                     --------    -----------     ------------------       --------    ------------  ------------
                                                                           (UNAUDITED)
                                                                         (IN THOUSANDS)
THREE MONTHS ENDED
  JUNE 30, 2000
Revenues from unaffiliated
  customers ....................     $ 19,145     $ 17,505           $ 10,532           $  8,753      $     --      $ 55,935
Revenues from
  affiliates ...................           --          708              1,122              3,815        (5,645)           --
Segment profit (loss) ..........        3,365          981              1,841              1,455        (1,344)        6,298
Total assets ...................       58,767       32,447             19,044             25,936        10,758       146,952
Capital expenditures ...........        1,407          223                 50                454           354         2,488
Depreciation and
  amortization .................          896           38                144                177             8         1,263
THREE MONTHS ENDED
  JUNE 30, 1999
Revenues from unaffiliated
  customers ....................     $ 14,090     $ 14,191           $ 12,577           $  3,161      $     --      $ 44,019
Revenues from
  affiliates ...................          519          138                463                 --        (1,120)           --
Segment profit (loss) ..........        2,046          664              1,931               (361)         (425)        3,855
Total assets ...................       29,494       27,879             22,871             10,653        14,048       104,945
Capital expenditures ...........          522          211                107                291            17         1,148
Depreciation and
  amortization .................        1,027           66                136                137            36         1,402
SIX MONTHS ENDED
  JUNE 30, 2000
Revenues from unaffiliated
  customers ....................     $ 37,169     $ 33,105           $ 19,285           $ 18,231      $     --      $107,790
Revenues from
  affiliates ...................           --          865              2,014              5,027        (7,906)           --
Segment profit (loss) ..........        6,535          890              2,498              2,340        (2,256)       10,007
Total assets ...................       58,767       32,447             19,044             25,936        10,758       146,952
Capital expenditures ...........        2,590          610                141                592           407         4,340
Depreciation and
  amortization .................        1,641          241                280                306            75         2,543
SIX MONTHS ENDED
  JUNE 30, 1999
Revenues from unaffiliated
  customers ....................     $ 28,074     $ 26,635           $ 21,870           $  9,582      $     --      $ 86,161
Revenues from
  affiliates ...................          665          259                944                 --        (1,868)           --
Segment profit (loss) ..........        2,920          872              2,737               (151)         (799)        5,579
Total assets ...................       29,494       27,879             22,871             10,653        14,048       104,945
Capital expenditures ...........          945          389                199                291            --         1,824
Depreciation and
  amortization .................        1,630          195                273                179           111         2,388


(12) COMMITMENTS AND CONTINGENCIES

    The Company could be required to issue up to 1,400,000 shares of its Class B Common Stock based upon certain performance criteria outlined in the November 1998 purchase agreement of The Cynara Company. In September 1999 and June 2000, 325,836 shares and 418,145 shares, respectively, were issued pursuant to this agreement. Additional shares may be earned throughout fiscal 2000, if the related performance criteria are met. As of June 30, 2000, NATCO's management could not estimate whether these shares will be earned. However, should additional shares be earned under this agreement, a corresponding increase will be made to goodwill.

    The Porta-Test purchase agreement, executed in January 2000, contains a provision to calculate a payment to certain former stockholders of Porta-Test Systems, Inc., based upon sales of a limited number of specified products designed by or utilizing technology that existed at the time of the acquisition. Liability under this arrangement is contingent upon attaining certain performance criteria including gross margins and sales volumes for the specified products. The potential payment will be calculated each year on the anniversary date of the acquisition, extending for a three-year period ended January 24, 2003. As of June 30, 2000, the Company's management could not determine whether the required performance criteria will be met, and thus, could not estimate the potential liability under this agreement. Should a payment result from this arrangement, a corresponding increase will be made to goodwill.

(13) CHANGE IN ACCOUNTING ESTIMATE

     During April 2000, the Company extended the service life of certain assets based upon operational factors. The effect on net income and earnings per share was $100,000 and $0.01, respectively for the quarter ended June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Management's Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (each a "Forward-Looking Statement"). The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify Forward-Looking Statements. Forward-Looking Statements in this document include, but are not limited to, discussions regarding synergies and opportunities resulting from recent acquisitions (see "--Acquisitions"), indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company's results of operations (see "--Industry and Business Environment"), future uses of and requirements for financial resources (see "--Liquidity and Capital Resources"), and anticipated backlog levels for 2000 (see "--Liquidity and Capital Resources"). The Company's expectations about its business outlook, customer spending, oil and gas prices and the business environment for the Company and the industry in general are only its expectations regarding these matters. No assurance can be given that actual results may not differ materially from those in the Forward-Looking Statements herein for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of the Organization of Petroleum Exporting Countries (OPEC), conflict in major petroleum producing or consuming regions, the development of technology which could lower overall finding and development costs, weather patterns and the overall condition of capital and equity markets for countries in which the Company operates.

    The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures advising interested parties of the factors that affect the Company, including without limitation, the disclosures made under the caption "Risk Factors," and the factors and risks discussed in the Company's Registration Statement on Form S-1/A and subsequent reports filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any Forward-Looking Statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any Forward-Looking Statement is based.

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

ACQUISITIONS

    On January 24, 2000, the Company acquired all the outstanding common stock of Porta-Test International Inc. ("Porta-Test") for $6.3 million in cash, net of cash acquired, which included payment of specific accrued liabilities of the former company and the purchase of certain proprietary intellectual property of an associated U.S. company, the issuance of a one-year promissory note for $1.0 million, denominated in Canadian dollars and a payment contingent upon certain operating performance criteria being met. The acquisition, which has been accounted for using the purchase method of accounting, was financed with borrowings under the existing revolving credit agreement and cash on-hand. Borrowings for the Porta-Test acquisition and debt acquired during the acquisition, were retired during February 2000 with the proceeds of the Company's initial public offering of its Class A common stock. Results of operations for Porta-Test have been included in NATCO's consolidated financial statements since the date of acquisition. Goodwill is being amortized over a twenty-year period. NATCO's management believes that this acquisition will allow the Company to provide oil and gas producers smaller, more efficient production facilities.

    On February 8, 2000, the Company acquired all the outstanding common stock of Modular Production Equipment, Inc. ("MPE"), for $2.4 million in cash, net of cash acquired, and the issuance of a one-year promissory note for $338,000, which accrues interest at 10% per annum. This acquisition has been accounted for using the purchase method of accounting, and was financed with the proceeds of the Company's initial public offering of its Class A common stock. Results of operations for MPE have been included in NATCO's consolidated financial statements since the date of acquisition. Goodwill is being amortized over a twenty-year period. The Company believes the water treatment technology and expertise of MPE will allow NATCO to offer its customers an advanced and complete turnkey process solution.

    On April 4, 2000, the Company acquired all the outstanding common stock of Engineering Specialties, Inc., ("ESI"), a company that has proprietary water technologies for oily water treatment and heavy metals removal from production at or near the wellhead, for $7.1 million in cash, net of cash and cash equivalents acquired of $2.6 million. The acquisition has been accounted for using the purchase method of accounting, and was financed through borrowings under the existing revolving credit agreement and export sales facility. The final purchase price adjustment had not been determined as of June 30, 2000. Goodwill is being amortized over twenty-years. The purchase price allocation has not been finalized.

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

    Two measures of customer spending in the oil and gas industry are the price of oil per barrel and the number of operating rigs in the United States. Since mid-1999, energy prices rose steadily as production cuts by OPEC and other oil producing countries reduced excess inventory levels. In the spring of 2000, these same producers elected to increase production to bring energy prices down to more reasonable levels. At June 30, 2000, the price of West Texas Intermediate crude oil was approximately $30 per barrel, as compared to approximately $17 per barrel at June 30, 1999. The increase in oil prices has had a positive effect on NATCO's overall sales for the first six months of 2000, as compared to the respective period in 1999.

    In addition, the average operating rig count in the U.S. increased to 845 for the quarter ended June 30, 2000, as compared to an average of 521 for the quarter ended June 30, 1999. Such increases in the rig count are indicative of increases in spending for exploration and production. The improved sales backlog for the Company's core business products, engineering systems and traditional services, supports this trend. See additional discussion of backlogs at "--Liquidity and Capital Resources." The recent price stability, which has contributed to improved overall industry conditions, should also cause NATCO's customers to continue to increase their exploration and development efforts.

     Market indicators suggest that stabilization in energy prices will continue in the short-term. On July 20, 2000, light sweet crude oil futures on the New York Mercantile Exchange were trading at $30.93 per barrel for August 2000 delivery. Although crude oil price increases are indicators that additional oil and gas production may occur during 2000, there can be no assurance that overall production will increase or that an increase in production trends will continue throughout 2000 or that such an increase in production would result in an increase in revenues for the Company.

    The following discussion of NATCO's historical results of operations and financial condition should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

    Revenues. Revenues of $55.9 million for the three months ended June 30, 2000, increased $11.9 million, or 27%, from $44.0 million for the second quarter of 1999. The following table summarizes revenues by business segment for the three months ended June 30, 2000 and 1999, respectively:

                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                                  ----------------------                   PERCENTAGE
                                                    2000          1999         CHANGE        CHANGE
                                                  --------      --------      --------     ---------
                                                                      (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)

Engineered Systems ..........................     $ 19,145      $ 14,609      $  4,536            31%
Traditional Equipment and Services ..........       18,213        14,329         3,884            27
Instrumentation and Electrical Systems ......       11,654        13,040        (1,386)          (11)
NATCO Canada ................................       12,568         3,161         9,407           298
Corporate and Other .........................       (5,645)       (1,120)       (4,525)          404
                                                  --------      --------      --------
          Total .............................     $ 55,935      $ 44,019      $ 11,916            27%
                                                  --------      --------      --------

    Revenues for the engineered systems segment increased $4.5 million, or 31%, for the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999. This increase was due primarily to a $13.2 million contribution from one customer, Carigali-Triton Operating Company SDN BHD (CTOC), pursuant to a $73.0 million contract awarded in June 1999. See "-- Liquidity and Capital Resources." The acquisitions of MPE and ESI in February 2000 and April 2000, respectively, also contributed to the increase in engineered systems revenue. The revenue from the CTOC contract, MPE and ESI offsets an overall decline in revenues for other domestic and international engineered systems. The overall decline was consistent with a decrease in project awards by the Company's customers throughout 1999, as engineered systems projects typically require a lead time of several months. In addition, the Company completed two large engineered systems projects in 1999 that contributed $7.2 million in revenues for the quarter ended June 30, 1999. Engineered systems revenues of $19.1 million for the three months ended June 30, 2000, included no affiliated revenues, as compared to approximately $500,000 of affiliated revenues for the quarter ended June 30, 1999.

    Traditional equipment and service revenues increased $3.9 million, or 27%, due to an increase in oilfield activity resulting from an overall increase in oil and gas prices for the first six months of 2000, as compared to the first six months of 1999. The Company experienced increased demand for its production process equipment as well as in the domestic parts and service business. Partially offsetting these increases was a decline in service revenues of $675,000 related to a gas plant operation which was closed in the fourth quarter of 1999. Affiliated revenues for this business segment were approximately $700,000 and $100,000 for the quarters ended June 30, 2000 and 1999, respectively.

    Revenues for instrumentation and electrical systems decreased approximately $1.4 million, or 11%, for the quarter ended June 30, 2000, as compared to the respective period in 1999. This decrease in revenue reflects a decrease in demand for instrumentation and electrical products and services as compared to the first half of 1999, during which several large projects were completed. However, results for the quarter ended June 30, 2000 improved when compared to the quarter ended March 31, 2000. Affiliate revenues of approximately $1.1 million and $500,000, were included in the results for June 30, 2000 and 1999, respectively.

    NATCO Canada revenues increased $9.4 million for the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999. This increase was due to the acquisition of Porta-Test, which contributed revenues of $3.7 million for the quarter ended June 30, 2000, and an increase in affiliated revenues of $3.8 million associated with large projects, including CTOC. The NATCO Canada business segment results include two significant gas plant projects for Chevron Canada completed as of June 30, 2000. Overall industry market conditions in Canada improved, which was consistent with an increase in Canadian rig count over the past six months. No affiliated revenues were included in the results for the three months ended June 30, 1999.

    The change in revenues for corporate and other represents the elimination of revenues of affiliates as discussed above.

    Gross Profit. Gross profit for the quarter ended June 30, 2000, increased $5.0 million, or 44%, to $16.2 million, compared to $11.2 million for the quarter ended June 30, 1999. As a percentage of revenue, gross margins improved to 29%, as compared to 25% for the quarters ended June 30, 2000 and 1999, respectively. The following table summarizes gross profit by business segment for the three months ended June 30, 2000 and 1999, respectively:

                                                  THREE MONTHS ENDED
                                                       JUNE 30,
                                             -----------------------------                         PERCENTAGE
                                                 2000             1999             CHANGE            CHANGE
                                             ------------     ------------      ------------      ------------
                                                                           (UNAUDITED)
                                                            (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)

Engineered Systems .......................   $      6,068     $      4,098     $      1,970                48%
Traditional Equipment and Services .......          4,439            3,598              841                23
Instrumentation and Electrical Systems ...          2,849            3,085             (236)               (8)
NATCO Canada .............................          2,822              422            2,400               569
                                             ------------     ------------      ------------
          Total ..........................   $     16,178     $     11,203     $      4,975                44%
                                             ------------     ------------      ------------

    Gross profit for engineered systems for the quarter ended June 30, 2000, increased $2.0 million, or 48%. This increase was due primarily to increased revenues of 31% for the business segment, as well as higher margin projects included in the sales mix for the quarter ended June 30, 2000, as compared to the respective period in 1999. Gross margin for engineered systems represented 32% and 28% of the segment's revenues for the quarters ended June 30, 2000 and 1999, respectively.

    Gross profit for the traditional equipment and services business segment increased $841,000, or 23%, for the quarter ended June 30, 2000, as compared to the respective period in 1999. This increase in margin was due to a 27% increase in revenues, partially offset by higher sales of lower margin products within this business segment and reduced margins on export parts sales. As a percentage of revenue, gross margins were 24% and 25% for the quarters ended June 30, 2000 and 1999, respectively.

    Gross profit for the instrumentation and electrical systems business segment decreased $236,000, or 8%, for the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999. This decrease was primarily the result of an 11% decrease in revenues, partially offset by the completion of higher margin jobs shipped during the quarter, and a general increase in margins on domestic and international field service projects. Gross margin as a percentage of revenue for the quarters ended June 30, 2000 and 1999, was 24%.

    Gross profit for NATCO Canada increased approximately $2.4 million, or 569%, for the quarter ended June 30, 2000, as compared to the respective period in 1999. This increase in gross margin was due to increased revenues from higher margin contracts, and margins of $1.4 million contributed by Porta-Test, which was acquired in January 2000. As a percentage of revenue, gross margin was 22% for the second quarter of 2000 compared to 13% for the second quarter of 1999.

    Selling, General and Administrative Expense. Selling, general and administrative expense of $9.9 million increased $1.7 million, or 21%, for the quarter ended June 30, 2000, as compared to the respective period in 1999. This increase was largely related to the execution of NATCO's business plan and included: (1) additional costs associated with strategic acquisitions of Porta-Test, MPE and ESI, (2) increased spending dedicated to technology and product development, (3) additional expenses related to public company status,
(4) continued investment in pre-order engineering expenses, and (5) additional performance based compensation.

    Depreciation and Amortization Expense. Depreciation and amortization expense of $1.3 million for the quarter ended June 30, 2000, decreased $139,000, or 11%, compared to $1.4 million for the quarter ended June 30, 1999. Depreciation expense of $738,000 for the quarter ended June 30, 2000, decreased $195,000, or 21%, as compared to the respective period for 1999. This decrease was primarily due to extending the service life of certain operational assets. This decrease in depreciation expense for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, was partially offset by: (1) depreciation on the addition of capital assets purchased during the last four quarters, which include renovations and expansions of existing manufacturing plants, technological improvements to management information systems and the purchase of computer hardware and software, and acquisitions of and improvements to other equipment used in the Company's business; and (2) depreciation expense due to the inclusion of results from Porta-Test, MPE and ESI, acquired during fiscal 2000. Amortization expense of $525,000 for the quarter ended June 30, 2000, increased $56,000, or 12%, as compared to $469,000 for the quarter ended June 30, 1999. This increase was primarily due to amortization of goodwill associated with the Porta-Test, MPE and ESI acquisitions. Also, amortization expense increased due to an increase in goodwill related to the acquisition of The Cynara Company ("Cynara") in November 1998. Pursuant to the purchase agreement, NATCO issued 325,836 shares and 418,145 shares of the Company's Class B common stock during

September 1999 and June 2000, respectively, to Cynara's former shareholders based upon the achievement of certain performance criteria, and the cost of such shares was charged to goodwill.

    Interest Expense. Interest expense was $438,000 for the quarter ended June 30, 2000, as compared to $861,000 for the respective period in 1999. This 49% decrease in interest expense was due primarily to a reduction of long-term debt under the term loan and revolving credit facilities from $34.4 million at June 30, 1999 to $6.6 million at June 30, 2000. NATCO retired $27.9 million of long-term debt under the Company's term loan facility during February 2000 with the proceeds from its initial public offering of the Company's Class A common stock. The overall decline in interest expense was partially offset by an increase in interest rates from approximately 8.0% at June 30, 1999, to approximately 9.0% at June 30, 2000.

     Revaluation Gain on Postretirement Benefit Liability. Revaluation gain on postretirement benefit liability was not recognized in the quarter ended June 30, 2000, as compared to $848,000 recognized in the respective period in 1999. The discount rate used to calculate the net present value of this liability was increased from 6.75% to 7.50%, in the second quarter of 1999, resulting in the gain. No actuarial change was made during the three months ended June 30, 2000.

    Provision for Income Taxes. Income tax expense of $1.8 million for the quarter ended June 30, 2000, increased $972,000 from $876,000 for the quarter ended June 30, 1999. The primary reason for this increase in tax expense was an increase in income before income taxes, which was $4.3 million for the quarter ended June 30, 2000, as compared to $1.4 million for the respective period in 1999. This increase in tax expense was partially offset by a decrease in the effective tax rate from 63.5% for the quarter ended June 30, 1999, to 42.8% for the second quarter of 2000, based upon the forecasted results for the Company during 2000.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

    Revenues. Revenues of $107.8 million for the six months ended June 30, 2000, increased $21.6 million, or 25%, from $86.1 million for the six months ended June 30, 1999. The following table summarizes revenues by business segment for the six months ended June 30, 2000 and 1999, respectively:

                                                  SIX MONTHS ENDED
                                                       JUNE 30,
                                             -----------------------------                         PERCENTAGE
                                                 2000             1999             CHANGE            CHANGE
                                             ------------     ------------      ------------      ------------
                                                                           (UNAUDITED)
                                                            (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)

Engineered Systems .......................   $     37,169      $     28,739      $      8,430                29%
Traditional Equipment and Services .......         33,970            26,894             7,076                26
Instrumentation and Electrical Systems ...         21,299            22,814            (1,515)               (7)
NATCO Canada .............................         23,258             9,582            13,676               143
Corporate and Other ......................         (7,906)           (1,868)           (6,038)              323
                                             ------------      ------------      ------------
          Total ..........................   $    107,790      $     86,161      $     21,629                25%
                                             ------------      ------------      ------------


    Revenues for the engineered systems segment increased $8.4 million, or 29%, for the six months ended June 30, 2000, as compared to the respective period in 1999. This increase was due primarily to a $23.2 million contribution from one customer, CTOC. The revenue from this contract offsets a $14.8 million overall decline in revenues for other domestic and international engineered systems, which is consistent with the decline in drilling expenditures throughout the majority of 1999 as engineered systems projects typically require a lead time of several months. In addition, the Company completed two large engineered systems projects during 1999 that contributed $10.8 million of revenues for the six months ended June 30, 1999. Engineered systems revenues for the six months ended June 30, 2000 included no affiliated revenues, as compared to $665,000 of affiliated revenues for the respective period in 1999.

    Traditional equipment and service revenues increased $7.1 million, or 26%, due to an increase in overall oilfield activity which resulted from an increase in oil and gas prices for the six months ended June 30, 2000, as compared to 1999. The Company experienced increased demand for its production process equipment as well as in the domestic parts and service business. Partially offsetting these increases was a decline of $675,000 in service revenues associated with a gas plant closed in the fourth quarter of fiscal 1999. Affiliated revenues for this business segment were approximately $900,000 and $300,000 for the six months ended June 30, 2000 and 1999, respectively.

    Revenues for instrumentation and electrical systems decreased approximately $1.5 million, or 7%, for the six month ended June 30, 2000, as compared to the respective period in 1999, primarily due to the completion of two large projects during the first half of 1999. Affiliate revenues of $2.0 million and $944,000, were included in the results for June 30, 2000 and 1999, respectively.

    NATCO Canada revenues increased $13.7 million for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999. This increase was due to the acquisition of Porta-Test, which contributed revenues of $4.7 million since the date of acquisition, January 24, 2000, and an increase in affiliated revenues of $5.0 million associated with large projects including CTOC. The NATCO Canada business segment results include two significant gas plant projects for Chevron Canada, and new gas plant projects for Pemex. Overall results are consistent with improved industry market conditions in Canada. No affiliated revenues were included in the results for the six months ended June 30, 1999.

    The change in revenues for corporate and other represents the elimination of revenues of affiliates as discussed above.

    Gross Profit. Gross profit for the six months ended June 30, 2000, increased $9.0 million, or 44%, to $29.3 million, compared to $20.3 million for the respective period in 1999. As a percentage of revenue, gross margins improved to 27%, as compared to 24% for the six months ended June 30, 2000 and 1999, respectively. The following table summarizes gross profit by business segment for the six months ended June 30, 2000 and 1999, respectively:

                                                  SIX MONTHS ENDED
                                                       JUNE 30,
                                             -----------------------------                         PERCENTAGE
                                                 2000             1999             CHANGE            CHANGE
                                             ------------     ------------      ------------      ------------
                                                                           (UNAUDITED)
                                                            (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)


Engineered Systems .......................   $     12,052     $      7,102     $      4,950                70%
Traditional Equipment and Services .......          7,872            6,795            1,077                16
Instrumentation and Electrical Systems ...          4,568            5,051             (483)              (10)
NATCO Canada .............................          4,804            1,374            3,430               250
                                             ------------     ------------      ------------
          Total ..........................   $     29,296     $     20,322     $      8,974                44%
                                             ------------     ------------      ------------

    Gross profit for engineered systems for the six months ended June 30, 2000, increased $5.0 million, or 70%, from the same period in 1999. This increase was due to increased revenues of 29% for the business segment, as well as higher margin projects included in the sales mix for 2000 as compared to the six months ended June 30, 1999. Two large projects, Petroquimica and BP Northstar, recorded higher margins during the six months ended June 30, 2000, due to favorable project performance. Gross margin for engineered systems represented 32% and 25% of the segment's revenues for the six months ended June 30, 2000 and 1999, respectively.

    Gross profit for the traditional equipment and services business segment increased $1.1 million, or 16%, for the six months ended June 30, 2000, as compared to the respective period in 1999. This increase was due to a 26% increase in revenues, partially offset by higher sales of lower margin products within this business segment and a slight reduction in export parts sales which carry generally higher margins. As a percentage of revenue, gross margins were 23% and 25%, respectively, for the periods then ended.

    Gross profit for the instrumentation and electrical systems business segment decreased $483,000 or 10%, for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999. This decrease was primarily the result of a 7% decrease in revenues. Gross margin as a percentage of revenue for the six months ended June 30, 2000 and 1999, was 21% and 22%, respectively.

    Gross profit for NATCO Canada increased approximately $3.4 million, or 250%, for the six months ended June 30, 2000, as compared to the respective period in 1999. This increase was due to a 323% increase in revenues for 2000, which included revenues associated with higher margin projects and margins of $1.8 million contributed by Porta-Test. As a percentage of revenue, gross margin was 21% for the first half of 2000, compared to 14% for the first half of 1999.

    Selling, General and Administrative Expense. Selling, general and administrative expense of $19.3 million increased $3.7 million, or 24%, for the six months ended June 30, 2000, as compared to the respective period in 1999. Consistent with the increase in expense for the quarter ended June 30, 2000, this increase was largely related to the execution of NATCO's business plan and included: (1) additional costs associated with strategic acquisitions of Porta-Test, MPE and ESI, (2) increased spending dedicated to technology and product development, (3) additional expenses related to public company status,
(4) continued investment in pre-order engineering expenses, and (5) additional performance based compensation.

    Depreciation and Amortization Expense. Depreciation and amortization expense of $2.5 million for the six months ended June 30, 2000, increased $155,000, or 6%, compared to $2.4 million for the six months ended June 30, 1999. Depreciation expense of $1.7 million for the six months ended June 30, 2000, decreased $217,000, or 12%, as compared to the respective period for 1999. This decrease was primarily due to extending the service life of certain operational assets. This decrease in depreciation expense for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, was partially offset by:
(1) depreciation on the addition of capital assets purchased during the last four quarters, which include renovations and expansions of existing manufacturing plants, technological improvements to management information systems and the purchase of computer hardware and software, and acquisitions of and improvements to other equipment used in the Company's business; and (2) depreciation expense due to the inclusion of results from Porta-Test, MPE and ESI, acquired during the six months ended June 30, 2000. Amortization expense of $887,000 for the six months ended June 30, 2000, increased $372,000, or 72%, as compared to $515,000 for the six months ended June 30, 1999. Consistent with the discussion of the change in amortization expense for the quarters ended June 30, 2000 and 1999, this increase was primarily due to amortization of goodwill associated with the Porta-Test, MPE and ESI acquisitions, and additional goodwill recorded related to the Cynara acquisition in November 1998.

    Unusual Charges. Unusual charges for the six months ended June 30, 2000, were $1.5 million. The charge was primarily for compensation expense associated with the employment agreement of an executive officer. The terms of the agreement entitled the officer to a sum equal to an outstanding note and accrued interest, totaling $1.2 million at December 31, 1999, upon the sale of the Company's Class A common stock in an initial public offering. NATCO completed its initial public offering on January 27, 2000, and, per the agreement, the Company recorded compensation expense for the amount of the note and accrued interest, including related payroll burdens, totaling $1.3 million. In addition, the Company recorded relocation expenses totaling $208,000 associated with the consolidation of an existing Company facility with a facility that was acquired with the acquisition of Porta-Test.

    Interest Expense. Interest expense was $774,000 for the six months ended June 30, 2000, as compared to $1.7 million for the respective period in 1999. This 55% decrease in interest expense was due primarily to a reduction of long-term debt in the first quarter of 2000, offset slightly by an increase in interest rates from approximately 8.0% at June 30, 1999 to approximately 9.0% at June 30, 2000.

     Revaluation Gain on Postretirement Benefit Liability. Revaluation gain on postretirement benefit liability was not recognized in the six months ended June 30, 2000, as compared to $848,000 recognized in the respective period in 1999. The discount rate used to calculate the net present value of this liability was increased from 6.75% to 7.50%, in the second quarter of 1999, resulting in the gain. No actuarial change was made during the six months ended June 30, 2000.

    Provision for Income Taxes. Income tax expense of $2.0 million for the six months ended June 30, 2000, increased $1.2 million, from $765,000 for the six months ended June 30, 1999. This increase was attributable to an increase in income before income taxes, which was $4.7 million for the six months ended June 30, 2000, as compared to $1.1 million for the respective period in 1999. This increase was partially offset by a decrease in the effective tax rate from 72.5% for the six months ended June 30, 1999, to 42.8% for the six months ended June 30, 2000, based upon the forecasted results for the Company during 2000.


LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2000, the Company had cash and working capital of $904,000 and $36.4 million, respectively, as compared to cash and working capital of $1.7 million and $25.3 million, respectively, at December 31, 1999.

    Net cash used in operating activities for the six-month period ended June 30, 2000, was $2.8 million, compared to net cash provided by operations of $6.1 million, for the respective period in fiscal 1999. The increase in the use of cash for operating activities during the six months ended June 30, 2000, was due to higher trade accounts receivable resulting from an increase in revenue, and an increase in inventory.

    Net cash used in investing activities for the six-month period ended June 30, 2000, was $20.5 million. This use of cash was due primarily to the acquisitions of Porta-Test, MPE and ESI, and capital expenditures of $4.3 million. Cash used in investing activities for the six-month period ended June 30, 1999 of $1.7 million, related primarily to capital expenditures. Funds for the Porta-Test acquisition in January 2000 were borrowed from the Company's revolving credit agreement. These funds were repaid during February 2000 with the proceeds from NATCO's initial public offering. Funds for the MPE acquisition in February 2000 were also provided by the proceeds of the initial public offering. The ESI acquisition was financed with borrowings of $7.1 million under the existing revolving credit facility, and borrowings of $2.6 million under the existing export sales facility. Subsequent to the acquisition of ESI, the Company redeemed cash equivalents acquired with ESI totaling $2.2 million and used the proceeds to reduce borrowings under the revolving credit facility.

    Net cash provided by financing activities for the six-month period ended June 30, 2000, was $22.8 million, as compared to net cash used in financing activities for the six-month period ended June 30, 1999, of $5.3 million. The primary source of funds for financing activities during the six months ended June 30, 2000 was the issuance of the Company's Class A common stock through an initial public offering and the exercise of an over-allotment option by NATCO's underwriters, which provided $37.7 million and $10.5 million, respectively. These proceeds were used primarily to retire $27.9 million of outstanding debt under a term loan arrangement, to repay $3.0 million borrowed under the revolving credit agreement for the purchase of Porta-Test, and to repay $2.9 million of debt assumed in the acquisitions of Porta-Test and MPE.

    The Company estimates that cash generated from operations through 2000 and funds available under credit facilities will be sufficient to meet its cash operating requirements.

    The Company maintains revolving credit and term loan facilities as well as a working capital facility for export sales. The revolving credit facility provides for up to $22.0 million of borrowings in the United States and up to $10.0 million of borrowings in Canada, subject to borrowing base limitations. At June 30, 2000, NATCO had borrowings outstanding under the revolving credit facility of $4.0 million, and had issued $3.1 million of letters of credit under this facility. Borrowings under the revolving credit facility mature in November 2001. No borrowings were outstanding under the term loan facility at June 30, 2000. The revolving credit and term loan facility is secured by substantially all of the Company's assets. The Company was in compliance with all debt covenants as of June 30, 2000. As of June 30, 2000, the weighted average interest rate of the Company's borrowings under the term loan and revolving credit agreement was 9.12%.

    The Company's export sales credit facility provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, of which $2.6 million was outstanding as of June 30, 2000. NATCO had issued letters of credit totaling $7.4 million under the export facility as of that date. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2002. As of June 30, 2000, the weighted average interest rate of the Company's borrowings under the export sales credit facility was 9.00%.

    Capital expenditures for the six-month period ended June 30, 2000, totaling $4.3 million, consisted of renovations and expansions of the Company's manufacturing plants, technological improvements to management information systems and acquisitions of and improvements to other equipment used in the Company's business. The capital expenditure budget for 2000 includes a project to upgrade the membrane manufacturing facility in Pittsburgh, California.

    The Company's sales backlog at June 30, 2000, was $60.1 million and included a substantial booking for one customer, CTOC; this customer contributed 24% of total revenues for the three-month period ended June 30, 2000, and 22% of total revenues for the six-month period ended June 30, 2000. Backlog at June 30, 2000, less the CTOC project, reflects an increase in backlog, consistent with management's expectations, of $7.3 million as compared to June 30, 1999. Furthermore, NATCO's management anticipates that the backlog at December 31, 2000, excluding the CTOC project, will be higher than the backlog at June 30, 2000, due to bookings that are expected to occur through the remainder of fiscal 2000.

    At June 30, 2000, borrowing base limitations reduced the Company's available borrowing capacity under the revolving credit agreement and export sales credit agreement to $20.1 million and $4.8 million, respectively. However, NATCO's management believes that the Company's operating cash flow, supported by its borrowing capacity, will be adequate to fund operations throughout 2000. Should the Company decide to pursue additional acquisition opportunities during the remainder of 2000, the determination of the Company's ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board ("FASB") in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company will adopt SFAS 133 beginning in fiscal year 2001. The Company does not expect the adoption of SFAS 133 to have a material effect on its financial condition or results of operation because the Company does not enter into derivative or other financial instruments for trading or speculative purposes nor does the Company use or intend to use derivative financial instruments or derivative commodity instruments.

    In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No.
25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion 25 ("APB No. 25") regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of Interpretation No. 44 affecting the Company are to be applied on a prospective basis effective July 1, 2000.


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

    The Company's financial instruments are subject to change in interest rates, including its revolving credit and term loan facility and its working capital facility for export sales. At June 30, 2000, the Company had no borrowings outstanding under the term loan portion of the revolving credit and term loan facility. Borrowings, which bear interest at floating rates, outstanding under the revolving credit agreement at June 30, 2000, totaled $4.0 million. These borrowings mature on November 30, 2001. As of June 30, 2000, the weighted average interest rate of the Company's borrowings under this credit facility was 9.12%. Borrowings outstanding under the working capital facility for export sales at June 30, 2000, totaled $2.6 million, at a weighted average interest rate of 9.0%.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) The Company has sold and issued (without payment of any selling commission to any person) the following securities since March 31, 2000:

    On June 1, 2000, the Company issued 418,145 shares of Class B Common Stock to the former shareholders of The Cynara Company, in connection with the achievement of certain performance criteria defined in the November 1998 purchase agreement.

    The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on
Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of NATCO Group Inc. was held on May 25, 2000 in Houston, Texas. At the Annual Meeting, the holders of 14,003,861 shares out of 14,619,113 shares entitled to vote as of the record date, were represented in person or by proxy, constituting a quorum. Proposals which were submitted to a vote of security holders included the following and were adopted by the margins indicated:

       (1) Election of three (3) Class II members of the Board of Directors, each to hold office for a three-year term expiring at the annual meeting of stockholders in 2003.

                                                   Number of Shares
                                 --------------------------------------------------------
                                    For                Withheld           Broker Non-Vote
                                 ----------            --------           ---------------
Keith A. Allan                   14,001,786             2,075                       0
Howard I. Bull                   14,001,786             2,075                       0
George A. Hickox, Jr.               421,739                 0                       0


    Messrs. Nathaniel A. Gregory and Herbert S. Winokur, Jr. will continue to serve as directors of the Company, each with a term expiring at the annual meeting of stockholders in 2001. Messrs. John U. Clarke and Patrick M. McCarthy will continue to serve as directors of the Company, each with a term expiring at the annual meeting of stockholders in 2002.


       (2) Ratification of KPMG LLP as the Company's independent public accountants for the fiscal year beginning January 1, 2000.

                                                   Number of Shares
                                 --------------------------------------------------------
                                    For                Against               Abstained
                                 ----------            --------           ---------------
                                 14,002,461             1,100                   300

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) See Index of Exhibits for a list of those exhibits filed herewith, which index includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-Q by
        Item 601(10)(iii) of Regulation S-K.

    (b) Reports on form 8-K. The Company filed a Form 8-K on April 10, 2000, to announce the acquisition of Engineering Specialties, Inc.

    (c) Index of Exhibits

 EXHIBIT NO.                           DESCRIPTION

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

     3.2      --  Certificate of Designations of Series A Junior Participating
                  Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement No. 333-48851 on Form S-1).

     3.3      --  Amended and Restated Bylaws of the Company, as amended
                  (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10Q for the period ended March 31,
                  2000).

     4.1      --  Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No. 333-48851 on Form S-1).

     4.2      --  Rights Agreement dated as of May 15, 1998 by and among the
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

 EXHIBIT NO.                            DESCRIPTION

     4.5      --  Form of lock-up letter to the Underwriters from certain directors and officers of the Company (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement No. 333-48851 on Form S-1).

     10.1**   --  Directors Compensation Plan (incorporated by reference to
                  Exhibit 10.1 of the Company's Registration Statement No.
                  333-48851 on Form S-1).

     10.2**   --  Form on Nonemployee Director's Option Agreement (incorporated by reference to Exhibit 10.2 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).

     10.3**   --  Employee Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.3 of the Company's Registration Statement No.
                  333-48851 on Form S-1).

     10.4**   --  Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Company's Registration
                  Statement No. 333-48851 on Form S-1).

     10.5     --  Commitment Letter dated November 24, 1994 from The Bank of
                  Nova Scotia to NATCO Canada, Ltd. (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement No. 333-48851 on Form S-1).

     10.6     --  Service and Reimbursement Agreement dated as of July 1, 1997 between the Company and Capricorn Management, G.P. (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement No. 333-48851 on Form S-1).

     10.7**   --  Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit
                  10.9 of the Company's Registration Statement No. 333-48851 on
                  Form S-1).

     10.8     --  Securities Exchange Agreement dated as of March 5, 1998 by and among the Company, Capricorn Investors, L.P. and Capricorn Investors II, L.P. (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement No. 333-48851 on Form S-1).

     10.9     --  Stockholders' Agreement by and among the Company, Capricorn
                  Investors, L.P. and Capricorn Investors II, L.P. (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement No. 333-48851 on Form S-1).

     10.10**  --  Employment Agreement dated as of July 31, 1997 between the
                  Company and Nathaniel A. Gregory, as amended as of July 12, 1999 (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement No. 333-48851 on Form S-1).

     10.11    --  Stockholder's Agreement dated as of November 18, 1998 among the Company, Capricorn Investors, L.P., Capricorn Investors II, L.P. and the former stockholders of The Cynara Company (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement No. 333-48851 on Form S-1).

     10.12**  --  Change of Control Policy dated as of September 28, 1999
                  (incorporated by reference to Exhibit 10.20 of the Company's Registration Statement No. 333-48851 on Form S-1).

     10.13**  --  Severance Pay Summary Plan Description (incorporated by reference to Exhibit 10.21 of the Company's Registration Statement No. 333-48851 on Form S-1).

EXHIBIT NO.                          DESCRIPTION

     10.14    --  Loan Agreement ($22,000,000 U.S. Revolving Loan Facility,
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

     10.15    --  International Revolving Loan Agreement dated as of June 30,
                  1997 between National Tank Company and Texas Commerce Bank, National Association, as amended (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement No. 333-48851 on Form S-1).

     27.1*    --  Financial Data Schedule.

----------

 * Filed herewith

** Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NATCO Group Inc.
                                             (Registrant)

                                             By: /s/ J. MICHAEL MAYER
                                                 ----------------------------
                                                 Name: J. Michael Mayer
                                                 Senior Vice President and
                                                 Chief Financial Officer

Date: August 11, 2000

                                             By: /s/ RYAN S. LILES
                                                 ----------------------------
                                                 Name: Ryan S. Liles
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)

Date: August 11, 2000

                                 EXHIBIT INDEX

  EXHIBIT NO.                             DESCRIPTION
  -----------                             -----------

     2.1      --  Amended and Restated Agreement and Plan of Merger dated
                  November 17, 1998 but effective March 26, 1998 among the
                  Company, NATCO Acquisition Company, National Tank Company and
                  The Cynara Company (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement No. 333-48851 on Form
                  S-1).

     2.2      --  Stock Purchase Agreement dated as of May 7, 1997 among Enterra
                  Petroleum Equipment Group, Inc., National Tank Company and
                  Weatherford Enterra, Inc. (incorporated by reference to
                  Exhibit 2.2 of the Company's Registration Statement No.
                  333-48851 on Form S-1).

     3.1      --  Restated Certificate of Incorporation of the Company, as
                  amended by Certificate of Amendment dated November 18, 1998 and Certificate of Amendment dated November 29, 1999
                  (incorporated by reference to Exhibit 3.1 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).

     3.2      --  Certificate of Designations of Series A Junior Participating
                  Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement No. 333-48851 on Form
                  S-1).

     3.3      --  Amended and Restated Bylaws of the Company, as amended
                  (incorporated by reference to Exhibit 3.3 of the Company's
                  Quarterly Report on Form 10Q for the period ended March 31,
                  2000).

     4.1      --  Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No.
                  333-48851 on Form S-1).

     4.2      --  Rights Agreement dated as of May 15, 1998 by and among the
                  Company and ChaseMellon Shareholder Services, L.L.C., as
                  Rights Agent (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement No. 333-48851 on Form S-1).

     4.3      --  Registration Rights Agreement dated as of November 18, 1998 among the Company and Capricorn Investors, L.P. and Capricorn
                  Investors II, L.P. (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement No. 333-48851 on Form
                  S-1).

     4.4      --  Registration Rights Agreement dated as of November 18, 1998 among the Company and the former stockholders of The Cynara
                  Company (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement No. 333-48851 on Form S-1).

     4.5      --  Form of lock-up letter to the Underwriters from certain directors and officers of the Company (incorporated by reference to Exhibit 4.5 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).

     10.1**   --  Directors Compensation Plan (incorporated by reference to
                  Exhibit 10.1 of the Company's Registration Statement No.
                  333-48851 on Form S-1).

     10.2**   --  Form on Nonemployee Director's Option Agreement (incorporated by reference to Exhibit 10.2 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------

     10.3**   --  Employee Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.3 of the Company's Registration Statement No.
                  333-48851 on Form S-1).

     10.4**   --  Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Company's Registration
                  Statement No. 333-48851 on Form S-1).

     10.5     --  Commitment Letter dated November 24, 1994 from The Bank of
                  Nova Scotia to NATCO Canada, Ltd. (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement No.
                  333-48851 on Form S-1).

     10.6     --  Service and Reimbursement Agreement dated as of July 1, 1997 between the Company and Capricorn Management, G.P.
                  (incorporated by reference to Exhibit 10.6 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).

     10.7**   --  Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit
                  10.9 of the Company's Registration Statement No. 333-48851 on
                  Form S-1).

     10.8     --  Securities Exchange Agreement dated as of March 5, 1998 by and among the Company, Capricorn Investors, L.P. and Capricorn
                  Investors II, L.P. (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement No. 333-48851 on Form
                  S-1).

     10.9     --  Stockholders' Agreement by and among the Company, Capricorn
                  Investors, L.P. and Capricorn Investors II, L.P. (incorporated by reference to Exhibit 10.11 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).

     10.10**  --  Employment Agreement dated as of July 31, 1997 between the
                  Company and Nathaniel A. Gregory, as amended as of July 12,
                  1999 (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement No. 333-48851 on Form S-1).

     10.11    --  Stockholder's Agreement dated as of November 18, 1998 among the Company, Capricorn Investors, L.P., Capricorn Investors
                  II, L.P. and the former stockholders of The Cynara Company
                  (incorporated by reference to Exhibit 10.19 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).

     10.12**  --  Change of Control Policy dated as of September 28, 1999
                  (incorporated by reference to Exhibit 10.20 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).

     10.13**  --  Severance Pay Summary Plan Description (incorporated by reference to Exhibit 10.21 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).

     10.14    --  Loan Agreement ($22,000,000 U.S. Revolving Loan Facility,
                  $10,000,000 Canadian Revolving Loan Facility and $32,500,000
                  Term Loan Facility) dated as of November 20, 1998 among
                  National Tank Company, NATCO Canada, Ltd., Chase Bank of
                  Texas, National Association, The Bank of Nova Scotia and the other lenders parties thereto and joined in by NATCO Group, Inc., as amended (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement No. 333-48851 on Form
                  S-1).

  EXHIBIT NO.                       DESCRIPTION
  -----------                       -----------
     10.15    --  International Revolving Loan Agreement dated as of June 30,
                  1997 between National Tank Company and Texas Commerce Bank,
                  National Association, as amended (incorporated by reference to
                  Exhibit 10.23 to the Company's Registration Statement No.
                  333-48851 on Form S-1).

     27.1*    --  Financial Data Schedule.

----------

 * Filed herewith

** Management contracts or compensatory plans or arrangements.