Form 10-Q
period 2000-09-30
NATCO GROUP INC
filed 2000-11-14
CIK 1057693

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000,

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

     As of October 31, 2000 Class A, $0.01 par value per share 15,011,624 shares
                    Class B, $0.01 par value per share 699,874 shares

===============================================================================

                                NATCO GROUP INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                                                  PAGE
                                                                                                   NO.
                                                                                                  ----
                  PART I -- FINANCIAL INFORMATION

                  Item 1.       Financial Statements..........................................     3
                                Unaudited Condensed Consolidated Balance Sheets--
                                September 30, 2000 and December 31, 1999......................     3
                                Unaudited Condensed Consolidated Statements of Operations--
                                Three Months and Nine Months Ended June 30, 2000 and 1999.....     4
                                Unaudited Condensed Consolidated Statements of Cash
                                Flows -- Nine Months Ended September 30, 2000 and 1999........     5
                                Notes to Unaudited Condensed Consolidated Financial
                                Statements....................................................     6

                  Item 2.       Management's Discussion and Analysis of Financial Condition
                                and Results of Operations.....................................    12

                  Item 3.       Quantitative and Qualitative Disclosures About Market Risk....    20

                  PART II -- OTHER INFORMATION

                  Item 1.       Legal Proceedings.............................................    21

                  Item 2.       Changes in Securities and Use of Proceeds.....................    21

                  Item 3.       Defaults Upon Senior Securities...............................    21

                  Item 4.       Submission of Matters to a Vote of Security Holders...........    21

                  Item 5.       Other Information.............................................    22

                  Item 6.       Exhibits and Reports on Form 8-K..............................    21

                  Signatures    ..............................................................    24

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                        NATCO GROUP INC. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                         2000              1999
                                                                    --------------      ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents ...................................      $        863       $      1,747
  Trade accounts receivable, net ..............................            49,882             33,720
  Inventories .................................................            30,197             20,414
  Notes receivable from director ..............................                --              1,890
  Prepaid expenses and other current assets ...................             3,412              3,459
                                                                     ------------       ------------
        Total current assets ..................................            84,354             61,230
Property, plant and equipment, net ............................            22,306             17,806
Goodwill, net .................................................            36,781             19,083
Deferred income tax assets, net ...............................             6,047              6,517
Other assets, net .............................................             1,260              2,194
                                                                     ------------       ------------
        Total assets ..........................................      $    150,748       $    106,830
                                                                     ============       ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt ......................      $         --       $      4,643
  Notes payable ...............................................             1,002                 --
  Accounts payable ............................................            21,513             15,127
  Accrued expenses and other ..................................            13,654             10,900
  Customer advances ...........................................             5,478              5,256
                                                                     ------------       ------------
        Total current liabilities .............................            41,647             35,926
Long-term debt, excluding current installments ................            11,209             26,537
Postretirement benefit liability ..............................            14,697             15,853
                                                                     ------------       ------------
        Total liabilities .....................................            67,553             78,316
                                                                     ------------       ------------
Stockholders' equity:
  Preferred stock $.01 par value. Authorized 5,000,000
    shares; no shares issued and outstanding ..................                --                 --
  Class A Common stock, $.01 par value. Authorized
    45,000,000 shares; issued and outstanding 14,445,883 and
    8,787,520 shares as of September 30, 2000, and December 31,
    1999, respectively ........................................               144                 88
  Class B Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 699,874 and 825,836
    shares as of September 30, 2000, and December 31, 1999,
    respectively ..............................................                 7                  8
  Additional paid-in capital ..................................            94,494             43,273
  Accumulated deficit .........................................            (2,875)            (8,177)
  Treasury stock, 643,238 and 470,188 shares at cost as of
    September 30, 2000 and December 31, 1999, respectively ....            (6,075)            (4,550)
  Accumulated other comprehensive loss ........................            (1,893)              (886)
  Note receivable from officer and stockholder ................              (607)            (1,242)
                                                                     ------------       ------------
        Total stockholders' equity ............................            83,195             28,514
                                                                     ------------       ------------
Commitments and contingencies
        Total liabilities and stockholders' equity ............      $    150,748       $    106,830
                                                                     ============       ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                                -----------------------------     -----------------------------
                                                                    2000            1999               2000             1999
                                                                ------------     ------------     ------------     ------------
Revenues ...................................................    $     60,244     $     39,733     $    168,034     $    125,894
Cost of goods sold .........................................          43,979           29,063          122,473           94,902
                                                                ------------     ------------     ------------     ------------
          Gross profit .....................................          16,265           10,670           45,561           30,992
Selling, general and administrative expense ................           9,690            8,047           28,979           23,638
Depreciation and amortization expense ......................           1,307            1,180            3,850            3,568
Unusual charges ............................................              --               --            1,528               --
Interest expense ...........................................             355              835            1,129            2,546
Interest cost on postretirement benefit liability ..........             322              262              965              786
Revaluation gain on postretirement benefit liability .......              --               --               --             (848)
Interest income ............................................             (19)             (76)            (159)            (175)
                                                                ------------     ------------     ------------     ------------
          Income before income taxes .......................           4,610              422            9,269            1,477
Income tax provision .......................................           1,973              310            3,967            1,075
                                                                ------------     ------------     ------------     ------------
          Net income .......................................    $      2,637     $        112     $      5,302     $        402
                                                                ============     ============     ============     ============
EARNINGS PER SHARE:
  Basic ....................................................    $       0.17     $       0.01     $       0.37     $       0.04
  Diluted ..................................................    $       0.17     $       0.01     $       0.35     $       0.04
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
  Basic ....................................................          15,144            9,288           14,358            9,197
  Diluted ..................................................          15,688            9,936           14,959            9,857

           See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            -----------------------------
                                                                               2000              1999
                                                                            ------------     ------------
Cash flows from operating activities:
  Net income ...........................................................    $      5,302     $        402
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Deferred income tax provision .....................................            (403)             735
     Depreciation and amortization expense .............................           3,850            3,568
     Non-cash interest income ..........................................             (67)            (143)
     Interest cost on postretirement benefit liability .................             965              786
     Gain on the sale of property, plant and equipment .................             (75)            (560)
     Gain on revaluation of postretirement benefit liability............              --             (848)
     Non-cash compensation expense .....................................              --             (237)
     Change in assets and liabilities, net of acquisitions:
       Decrease in restricted cash .....................................              --              883
       (Increase) decrease in trade accounts receivable ................         (10,483)          12,214
       (Increase) decrease in inventories ..............................          (8,219)           2,438
       Decrease in long-term assets ....................................             716               --
       Increase (decrease) in accounts payable .........................           3,596           (3,717)
       Decrease in accrued expenses and other ..........................           1,090           (1,530)
       Decrease in customer advances ...................................            (134)          (1,172)
       Other, net ......................................................            (326)            (405)
                                                                            ------------     ------------
          Net cash provided by (used in) operating activities ..........          (4,188)          12,414
                                                                            ------------     ------------
Cash flows from investing activities:
  Capital expenditures for property, plant and equipment ...............          (6,138)          (2,532)
  Proceeds from the sale of property, plant and equipment ..............             276              977
  Acquisitions, net of cash acquired ...................................         (17,239)              --
  Proceeds of note receivable ..........................................           1,067               --
                                                                            ------------     ------------
          Net cash used in investing activities ........................         (22,034)          (1,555)
                                                                            ------------     ------------
Cash flows from financing activities:
  Change in bank overdrafts ............................................           1,831           (2,473)
  Net borrowings (repayments) under long-term revolving credit
     facilities ........................................................           5,231           (4,775)
  Repayments of long-term debt .........................................         (27,858)          (4,197)
  Issuance of common stock, net ........................................          47,199               --
  Receipt from affiliate of remainder of net present value of
     postretirement benefit liability ..................................             600               --
  Payments on postretirement benefit liability .........................          (1,414)            (399)
  Other, net ...........................................................             220              213
                                                                            ------------     ------------
          Net cash provided by (used in) financing activities ..........          25,809          (11,631)
                                                                            ------------     ------------
Effect of exchange rate changes on cash and cash equivalents ...........            (471)              67
                                                                            ------------     ------------
Decrease in cash and cash equivalents ..................................            (884)            (705)
Cash and cash equivalents at beginning of period .......................           1,747            2,380
                                                                            ------------     ------------
Cash and cash equivalents at end of period .............................    $        863     $      1,675
                                                                            ============     ============
Cash payments for:
  Interest .............................................................    $        788     $      2,411
  Income taxes .........................................................    $      1,801     $        630
Significant non-cash investing and financing activities:
  Promissory notes issued for business acquisition .....................    $      1,026     $         --
  Partial settlement of a note arrangement with treasury shares ........    $      1,525     $         --
  Debt assumed in acquisition ..........................................    $      2,862     $         --
  Issuance of common stock for acquisition .............................    $      4,077     $         --

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

(2) CAPITAL STOCK

    On January 27, 2000, the Company completed an initial public offering of 7,500,000 shares of Class A common stock at a price of $10.00 per share (4,053,807 shares issued by the Company and 3,446,193 shares issued by selling stockholders). The proceeds to the Company, less underwriting fees, were $37.7 million. These funds were used to retire debt of $27.9 million under the term loan facility, to repay borrowings of $3.0 million under the revolving credit facility used to acquire Porta-Test International, Inc. ("Porta-Test"), to retire $2.2 million of Porta-Test debt acquired, to pay offering costs of $1.5 million and to fund other working capital needs. On February 3, 2000, the underwriter exercised its over-allotment option, which resulted in the issuance of 1,125,000 additional shares of Class A common stock and proceeds of $10.5 million, net of underwriter's fees. Proceeds from the over-allotment were used to complete the acquisition of Modular Production Equipment, Inc., including the repayment of $685,000 of debt acquired, and for other working capital needs.

    During 1997, the Company provided a loan of $1.5 million (at an interest rate of 10% per annum) to a director of the Company who is also an affiliate of Capricorn Holdings, Inc. ("Capricorn"). In March 1998, the related promissory note was amended to change the interest rate to 11% per annum. The principal was to be due on the date on which Capricorn distributed its holdings of NATCO's common stock to its partners. During 1998, the Company acquired an option at a cost of approximately $200,000 to purchase 173,050 shares of NATCO's common stock from the director at a price of $8.81 per share. At the Company's option, the note provided that the obligation could be repaid with shares of the common stock of NATCO. The cost to acquire this option was recorded as treasury stock in the accompanying condensed consolidated balance sheet. During February 2000, the Company exercised its option to acquire 173,050 shares of NATCO's Class A common stock from the director for $1.5 million, which reduced the note due from the director by this amount. The shares were recorded as treasury stock at cost in the accompanying condensed consolidated balance sheet. The balance of the note due from the director was repaid in June 2000.

    On June 1, 2000, NATCO issued 418,145 shares of Class B Common Stock to the former shareholders of The Cynara Company ("Cynara"), in connection with the achievement of certain performance criteria defined in the November 1998 purchase agreement. Goodwill was increased $4.1 million as a result of this transaction. See related discussion at "Commitments and Contingencies" (Note
12).

(3) EARNINGS PER SHARE

    Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding for the period. For purposes of this calculation, outstanding employee stock options are considered common stock equivalents. Included in diluted shares are common stock equivalents related to employee stock options of 543,829 shares for the quarter ended September 30, 2000, and 601,038 for the nine-month period ended September 30, 2000. Common stock equivalents related to employee stock options totaled 648,128 shares and 659,727 shares for the respective periods in 1999. Anti-dilutive stock options were excluded from the calculation of common stock equivalents. The impact of these anti-dilutive shares would have been a reduction of 13,834 shares and 8,717 shares for the quarter and nine months ended September 30, 2000, respectively. There were no anti-dilutive stock options for the quarter and nine months ended September 30, 1999.

(4) ACQUISITIONS

    The Company acquired all the outstanding common stock of Porta-Test on January 24, 2000, for approximately $6.3 million in cash, net of cash acquired, which included payment of specific accrued liabilities of the former company and the purchase of certain proprietary intellectual property of an associated U.S. company, the issuance of a one-year promissory note for $1.0 million denominated in Canadian dollars and a payment contingent upon certain operating criteria being met. See "Commitments and Contingencies" (Note 12). This acquisition has been accounted for using the purchase method of accounting, and results of operations for Porta-Test have been included in NATCO's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the Porta-Test acquisition were $5.4 million and $169,000, respectively, at September 30, 2000.

    The Company acquired all the outstanding common stock of Modular Production Equipment, Inc. ("MPE") on February 8, 2000, for approximately $2.4 million in cash, net of cash acquired, and the issuance of a one-year promissory note for $338,000, which accrues interest at 10% per annum. This acquisition has been accounted for using the purchase method of accounting, and results of operations for MPE have been included in NATCO's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the MPE acquisition were $3.4 million and $122,000, respectively, at September 30, 2000.

    The Company acquired all the outstanding common stock of Engineering Specialties, Inc. ("ESI") on April 4, 2000 for approximately $7.1 million, net of cash and cash equivalents acquired, subject to adjustment. This acquisition, which was financed with borrowings of $7.1 million under the existing revolving credit facility and borrowings of $2.6 million under the existing export sales facility, was accounted for using the purchase method of accounting, and results of operations for ESI have been included in NATCO's consolidated financial statements since the date of acquisition. The final purchase price adjustment had not been determined as of September 30, 2000. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the ESI acquisition were $5.9 million and $141,000, respectively, at September 30, 2000.

    Purchase price allocations have not yet been finalized for the Porta-Test, MPE and ESI acquisitions, but NATCO's management does not believe that the final purchase price allocation will differ materially from that as of September 30, 2000.

(5) UNUSUAL CHARGES

    Pursuant to an employment agreement, an executive officer was entitled to a bonus upon the occurrence of any sale or public offering of the Company. The bonus equaled one and one-half percent (1.5%) of the value of all securities owned by stockholders of the Company prior to the sale or offering, including common stock valued at the price per share received in either the sale or public offering, and any debt held by such stockholders. In July 1999, the Company amended the employment agreement to eliminate the bonus and agreed to lend the officer $1.2 million to purchase 136,832 shares of common stock. Per the agreement, the officer would receive a bonus equal to the outstanding principal and interest of the note upon the sale or public offering of the Company. During February 2000, after the Company completed an initial public offering of its Class A common stock, NATCO recorded expense of $1.3 million in settlement of its obligation under this agreement. The officer used the proceeds, net of tax, to repay the Company approximately $665,000. The outstanding balance of this note at September 30, 2000, was $607,000. The loan accrues interest at 6% annually.

    During the first quarter of 2000, NATCO incurred relocation charges of approximately $208,000 associated with the consolidation of an existing Company facility with a facility that was acquired in connection with the acquisition of Porta-Test.

(6) INVENTORIES

    Inventories consisted of the following amounts:


                                       SEPTEMBER 30,    DECEMBER 31,
                                           2000             1999
                                      -------------     ------------
                                       (UNAUDITED)
                                              (IN THOUSANDS)
Finished goods ....................    $      7,425     $      6,828
Work-in-process ...................          11,782            4,745
Raw materials and supplies ........          11,264            9,106
                                       ------------     ------------
  Inventories at FIFO .............          30,471           20,679
Excess of FIFO over LIFO cost .....            (274)            (265)
                                       ------------     ------------
                                       $     30,197     $     20,414
                                       ============     ============

(7) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Cost and estimated earnings on uncompleted contracts were as follows:


                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             2000            1999
                                                         ------------     ------------
                                                         (UNAUDITED)
                                                                 (IN THOUSANDS)
Cost incurred on uncompleted contracts ..............    $     65,400     $     47,533
Estimated earnings ..................................          29,095           15,625
                                                         ------------     ------------
                                                               94,495           63,158
Less billings to date ...............................          77,019           64,656
                                                         ------------     ------------
                                                         $     17,476     $     (1,498)
                                                         ============     ============
Included in accompanying balance sheets under the
   following captions:
  Trade accounts receivable .........................    $     17,476     $        866
  Customer advances .................................              --           (2,364)
                                                         ------------     ------------
                                                         $     17,476     $     (1,498)
                                                         ============     ============

(8) SHORT-TERM DEBT

    In conjunction with the purchase of Porta-Test in January 2000, the Company issued a one-year promissory note for $1 million denominated in Canadian dollars, which accrues interest at 15% per annum. The note is payable, along with accrued interest, on January 24, 2001.

    During February 2000, the Company issued a one-year promissory note, face value of $338,000, with interest payable per annum at 10%, in conjunction with the acquisition of MPE. This note is payable, along with accrued interest, on February 8, 2001.

(9) LONG-TERM DEBT

    The consolidated borrowings of the Company were as follows:


                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                           2000            1999
                                                                       ------------    ------------
                                                                       (UNAUDITED)
                                                                             (IN THOUSANDS)
BANK DEBT
Term loan with variable  interest rate (8.98% at December
  31, 1999) and quarterly payments of principal ($1,161) and
  interest, due November 30, 2003 .................................    $         --    $     27,858
Revolving credit bank loans with variable interest rate
  (8.86% and 7.75% at September 30, 2000 and December 31, 1999,
  respectively) and quarterly payment of interest, due
  November 30, 2001 ...............................................    $     11,209    $      3,322
          Less current installments ...............................              --          (4,643)
                                                                       ------------    ------------
          Long-term debt ..........................................    $     11,209    $     26,537
                                                                       ============    ============


    As of September 30, 2000, the Company was in compliance with all restrictive debt covenants. NATCO had letters of credit outstanding under the revolving credit facilities totaling $2.3 million at September 30, 2000. These letters of credit constitute contract performance and warranty collateral and expire at various dates through September 2002.

    The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, of which no borrowings were outstanding as of September 30, 2000. The Company had issued letters of credit under this facility that totaled $7.1 million as of September 30, 2000. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2002.

    During the first quarter of 2000, NATCO retired all outstanding debt under the term loan facility utilizing the proceeds from the initial public offering of the Company's Class A common stock. In addition, the Company borrowed $3.0 million under the revolving credit facility to finance the acquisition of Porta-Test, which was repaid during February 2000. The Company borrowed $7.1 million under the revolving credit facility and $2.6 million under the facility for export sales during April 2000 to finance the purchase of ESI. In August 2000, the Company retired all outstanding borrowings under the export sales facility. Net borrowings under the revolving credit facility for the three-month and nine-month periods ended September 30, 2000, totaled $7.2 million and $7.9 million, respectively.

(10) INCOME TAXES

    NATCO's effective income tax rate for the three-month and nine-month periods ended September 30, 2000, was 42.8%, which exceeds the amount that would have resulted from applying the U.S. federal statutory tax rate, and was due primarily to non-deductible goodwill amortization expense of $440,000 and $1.1 million for these periods, respectively. A tax benefit of $5,000 and $273,000, respectively, associated with the exercise of employee stock options was allocated to equity during the three-month and nine-month periods ended September 30, 2000.

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

    In July 2000, the Company changed its presentation of certain assets that were acquired from Cynara in November 1998, and the related operating results, for segment reporting purposes. The majority of the assets were reclassified to the traditional production equipment and services business segment from the engineered systems business segment. This change has been retroactively reflected in all periods presented.

    Summarized financial information concerning the Company's reportable segments is shown in the following table.


                                                TRADITIONAL
                                                PRODUCTION
                                  ENGINEERED    EQUIPMENT &   INSTRUMENTATION &       NATCO        CORPORATE &
                                    SYSTEMS       SERVICES    ELECTRICAL SYSTEMS      CANADA       ELIMINATIONS    CONSOLIDATED
                                 ------------   ------------  ------------------   ------------    ------------    ------------
                                                                         (UNAUDITED)
                                                                        (IN THOUSANDS)
THREE MONTHS ENDED
  SEPTEMBER 30, 2000
Revenues from unaffiliated
  customers ..................   $     17,936   $     22,723   $      9,163        $     10,422    $         --    $     60,244
Revenues from
  affiliates .................             96            300          1,143               1,317          (2,856)             --
Segment profit (loss) ........          3,902          1,743          1,261                 685          (1,017)          6,574
Total assets .................         27,074         72,391         18,989              22,052          10,242         150,748
Capital expenditures .........          1,296            236             73                  37             156           1,798
Depreciation and
  amortization ...............            375            573            141                 188              30           1,307
THREE MONTHS ENDED
  SEPTEMBER 30, 1999
Revenues from unaffiliated
  customers ..................   $     12,242   $     14,422   $     10,118        $      2,951    $         --    $     39,733
Revenues from
  affiliates .................            934            353            633                  --          (1,920)             --
Segment profit (loss) ........          1,795            747          1,403                (231)         (1,091)          2,623
Total assets .................         21,109         37,700         21,019              10,767          13,451         104,046
Capital expenditures .........            466            194             60                  27             (39)            708
Depreciation and
  amortization ...............            240            676            135                  89              40           1,180
NINE MONTHS ENDED
  SEPTEMBER 30, 2000
Revenues from unaffiliated
  customers ..................   $     52,721   $     58,212   $     28,448        $     28,653    $         --    $    168,034
Revenues from
  affiliates .................             96          1,165          3,157               3,644          (8,062)             --
Segment profit (loss) ........         10,286          2,785          3,759               2,817          (4,593)         15,054
Total assets .................         27,074         72,391         18,989              22,052          10,242         150,748
Capital expenditures .........          3,886            846            214                 629             563           6,138
Depreciation and
  amortization ...............          1,017          1,813            421                 494             105           3,850
NINE MONTHS ENDED
  SEPTEMBER 30, 1999
Revenues from unaffiliated
  customers ..................   $     37,152   $     44,221   $     31,988        $     12,533    $         --    $    125,894
Revenues from
  affiliates .................          1,599            612          1,577                  --          (3,788)             --
Segment profit (loss) ........          3,837          2,497          4,140                (382)         (1,890)          8,202
Total assets .................         21,109         37,700         21,019              10,767          13,451         104,046
Capital expenditures .........          1,411            583            259                 318             (39)          2,532
Depreciation and
  amortization ...............            704          2,037            408                 268             151           3,568



(12) COMMITMENTS AND CONTINGENCIES

    The Company could be required to issue up to 1,400,000 shares of its Class B Common Stock based upon certain performance criteria outlined in the November 1998 purchase agreement of Cynara. In September 1999 and June 2000, 325,836 shares and 418,145 shares, respectively, were issued pursuant to this agreement. Additional shares may be earned throughout fiscal 2000, if the related performance criteria are met. As of September 30, 2000, NATCO's management could not estimate whether these shares will be earned. However, should additional shares be earned under this agreement, a corresponding increase will be made to goodwill.

    The Porta-Test purchase agreement, executed in January 2000, contains a provision to calculate a payment to certain former stockholders of Porta-Test Systems, Inc., based upon sales of a limited number of specified products designed by or utilizing technology that existed at the time of the acquisition. Liability under this arrangement is contingent upon attaining certain performance criteria, including gross margins and sales volumes for the specified products. The potential payment will be calculated each year on the anniversary date of the acquisition, extending for a three-year period ended January 24, 2003. As of September 30, 2000, the Company has accrued approximately $200,000 related to its obligation under this arrangement with a corresponding increase in goodwill. Any future liabilities incurred under this arrangement will also result in an increase in goodwill.

13) CHANGE IN ACCOUNTING ESTIMATE

     During April 2000, the Company extended the service life of certain assets based upon operational factors. The effect on net income and basic and diluted earnings per share was an increase of $98,000 and $.01, respectively, for the quarter ended September 30, 2000. The effect on net income and basic and diluted earnings per share was an increase of $196,000 and $.01, respectively, for the nine months ended September 30, 2000.

14) SUBSEQUENT EVENTS

     In October 2000, the Company's variable interest rate revolving credit bank loan agreement was amended to extend the maturity date of the facility from November 2001 to January 2003. No other material terms of the agreement were modified.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Management's Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (each a "Forward-Looking Statement"). The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify Forward-Looking Statements. Forward-Looking Statements in this document include, but are not limited to, discussions regarding synergies and opportunities resulting from recent acquisitions (see "--Acquisitions"), indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company's results of operations (see "--Industry and Business Environment"), future uses of and requirements for financial resources (see "--Liquidity and Capital Resources"), and anticipated backlog levels for 2000 (see "--Liquidity and Capital Resources"). The Company's expectations about its business outlook, customer spending, oil and gas prices and the business environment for the Company and the industry in general are only its expectations regarding these matters. No assurance can be given that actual results may not differ materially from those in the Forward-Looking Statements herein for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of the Organization of Petroleum Exporting Countries, conflict in major petroleum producing or consuming regions, the development of technology which could lower overall finding and development costs, weather patterns and the overall condition of capital and equity markets for countries in which the Company operates.

    The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures advising interested parties of the factors that affect the Company, including without limitation, the disclosures made under the caption "Risk Factors" and the other factors and risks discussed in the Company's Registration Statement on Form S-1/A and subsequent reports filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any Forward-Looking Statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any Forward-Looking Statement is based.

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

ACQUISITIONS

    On January 24, 2000, the Company acquired all the outstanding common stock of Porta-Test International Inc. ("Porta-Test") for $6.3 million in cash, net of cash acquired, which included payment of specific accrued liabilities of the former company and the purchase of certain proprietary intellectual property of an associated U.S. company, the issuance of a one-year promissory note for $1.0 million denominated in Canadian dollars and a payment contingent upon certain operating performance criteria being met. The acquisition, which has been accounted for using the purchase method of accounting, was financed with borrowings under the existing revolving credit agreement and cash on-hand. Borrowings for the Porta-Test acquisition and debt acquired during the acquisition, were retired during February 2000 with the proceeds of the Company's initial public offering of its Class A common stock. Results of operations for Porta-Test have been included in NATCO's consolidated financial statements since the date of acquisition. Goodwill is being amortized over a twenty-year period. NATCO's management believes that this acquisition will allow the Company to provide oil and gas producers smaller, more efficient production facilities.

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

    On April 4, 2000, the Company acquired all the outstanding common stock of Engineering Specialties, Inc. ("ESI"), a company that has proprietary water technologies for oily water treatment and heavy metals removal from production at or near the wellhead, for $7.1 million in cash, net of cash and cash equivalents acquired of $2.6 million, subject to adjustment. The acquisition has been accounted for using the purchase method of accounting, and was financed through borrowings under the existing revolving credit agreement and export sales facility. The final purchase price adjustment had not been determined as of September 30, 2000. Goodwill is being amortized over twenty-years. The purchase price allocation has not been finalized.

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

    Two measures of customer spending in the oil and gas industry are the price of oil per barrel and the number of operating rigs in the United States. Since mid-1999, energy prices rose steadily as production cuts by OPEC and other oil producing countries reduced excess inventory levels. In the spring of 2000, these same producers elected to increase production to bring energy prices down to more sustainable levels. At September 30, 2000, the price of West Texas Intermediate crude oil was approximately $29 per barrel, as compared to approximately $30 per barrel at June 30, 2000 and approximately $22 per barrel at September 30, 1999. The increase in oil prices as compared to the respective period in 1999 has had a positive effect on NATCO's overall sales for the first nine months of 2000, as compared to the respective period in 1999. The recent price stability, which has contributed to improved overall industry conditions, should also cause NATCO's customers to continue to increase their exploration and development efforts.

    In addition, the average operating rig count in the U.S. increased to 981 for the quarter ended September 30, 2000, as compared to an average of 637 for the quarter ended September 30, 1999. Such increases in the rig count are indicative of increases in spending for exploration and production. The improved sales backlog for the Company's core business products, engineering systems and traditional services, supports this trend. See additional discussion of backlogs at "--Liquidity and Capital Resources."

     Market indicators suggest that stabilization in energy prices will continue in the short-term. On October 24, 2000, light sweet crude oil futures on the New York Mercantile Exchange were trading at $33.75 per barrel for November 2000 delivery, and exceed $30 per barrel through July 2001 delivery. Although crude oil price increases are indicators that additional oil and gas production may occur during 2000, there can be no assurance that overall production will increase, that an increase in production trends will continue throughout 2000 or that such an increase in production would result in an increase in revenues for the Company.

    The following discussion of NATCO's historical results of operations and financial condition should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

    In July 2000, the Company changed its presentation of certain assets that were acquired from The Cynara Company ("Cynara") in November 1998, and the related operating results, for segment reporting purposes. The majority of the assets were reclassified to the traditional production equipment and services business segment from the engineered systems business segment. This change has been retroactively reflected in all periods presented.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

    Revenues. Revenues of $60.2 million for the three months ended September 30, 2000, increased $20.5 million, or 52%, from $39.7 million for the third quarter of 1999. The following table summarizes revenues by business segment for the three months ended September 30, 2000 and 1999, respectively:


                                                 THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                           ------------------------------                           PERCENTAGE
                                               2000              1999            CHANGE                CHANGE
                                           ------------      ------------      ------------         -----------
                                                                       (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)

Engineered Systems ...................     $     18,032      $     13,176      $      4,856                37%
Traditional Equipment and Services ...           23,023            14,775             8,248                56
Instrumentation and Electrical
   Systems............................           10,306            10,751              (445)               (4)
NATCO Canada .........................           11,739             2,951             8,788               298
Corporate and Other ..................           (2,856)           (1,920)             (936)              (49)
                                           ------------      ------------      ------------
          Total ......................     $     60,244      $     39,733      $     20,511                52%
                                           ------------      ------------      ------------

    Revenues for the engineered systems segment increased $4.9 million, or 37%, for the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999. This increase was primarily due to the contribution of one customer, Carigali-Triton Operating Company SDN BHD ("CTOC"), which provided revenues of $11.6 million for the quarter ended September 30, 2000, as compared to $5.7 million for the quarter ended September 30, 1999. See "-- Liquidity and Capital Resources." The acquisitions of MPE and ESI in February 2000 and April 2000, respectively, also contributed to the increase in engineered systems revenue. This increase in revenue was partially offset by a decline in other domestic and international engineered systems, consistent with a decrease in project awards by the Company's customers throughout 1999 and early 2000 as a result of lower gas prices in 1999. Engineered systems revenues of $18.0 million for the three months ended September 30, 2000, included affiliated revenues of $96,000, as compared to $934,000 of affiliated revenues for the quarter ended September 30, 1999.

    Traditional equipment and service revenues increased $8.2 million, or 56%, for the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999, due to an increase in oilfield activity resulting from an overall increase in oil and gas prices in 2000. The Company experienced increased demand for its production process equipment, as well as in the domestic parts and service business. Partially offsetting this increase was a decline in service revenues of $338,000 related to a gas plant operation that was closed in the fourth quarter of 1999, and the reorganization of certain Cynara operations which contributed revenues of $1.3 million for the quarter ended September 30, 2000, as compared to revenues of $1.8 million for the respective period in 1999. Affiliated revenues for this business segment were approximately $300,000 and $353,000 for the quarters ended September 30, 2000 and 1999, respectively.

    Revenues for instrumentation and electrical systems decreased $445,000, or 4%, for the quarter ended September 30, 2000, as compared to the respective period in 1999. This decrease in revenue reflects a decrease in demand for instrumentation and electrical products and services, as several large projects were completed in 1999. Affiliated revenues of approximately $1.1 million and $633,000 were included in the results for September 30, 2000 and 1999, respectively.

    NATCO Canada revenues increased $8.8 million for the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999. This increase was partially due to the acquisition of Porta-Test, which contributed revenues of $1.8 million for the quarter ended September 30, 2000, and an increase in affiliated revenues of $1.3 million associated with large projects, including CTOC. The NATCO Canada business segment results included two significant gas plant projects for Chevron Canada completed as of September 30, 2000, and several projects for Pemex. Overall industry market conditions in Canada improved, which was consistent with an increase in Canadian rig count over the past nine months. There were no affiliated revenues included in the results for the three months ended September 30, 1999.

    The change in revenues for corporate and other represents the elimination of revenues of affiliates as discussed above.

    Gross Profit. Gross profit for the quarter ended September 30, 2000, increased $5.6 million, or 52%, to $16.3 million, compared to $10.7 million for the quarter ended September 30, 1999. As a percentage of revenue, gross margins remained constant at 27% for the third quarters of 2000 and 1999. The following table summarizes gross profit by business segment for the three months ended September 30, 2000 and 1999, respectively:


                                                 THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                           -----------------------------                             PERCENTAGE
                                               2000            1999             CHANGE                 CHANGE
                                           ------------     ------------      ------------          ------------
                                                                     (UNAUDITED)
                                                      (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)

Engineered Systems ...................     $      6,476     $      3,716     $      2,760                74%
Traditional Equipment and Services ...            5,531            4,004            1,527                38
Instrumentation and Electrical
Systems ..............................            2,258            2,488             (230)               (9)
NATCO Canada .........................            2,000              462            1,538               333
                                           ------------     ------------      ------------
          Total ......................     $     16,265     $     10,670     $      5,595                52%
                                           ------------     ------------      ------------

    Gross profit for engineered systems for the quarter ended September 30, 2000, increased $2.8 million, or 74%. This increase was due primarily to a 37% increase in revenues for this segment and higher margin projects included in the sales mix for the quarter ended September 30, 2000, as compared to the respective period in 1999. Gross margin for engineered systems represented 36% and 28% of the segment's revenues for the quarters ended September 30, 2000 and 1999, respectively.

    Gross profit for the traditional equipment and services business segment increased $1.5 million, or 38%, for the quarter ended September 30, 2000, as compared to the respective period in 1999. This increase in margin was due to a 56% increase in revenues, partially offset by higher sales of lower margin products within this business segment and reduced margins on export parts sales. As a percentage of revenue, gross margins were 24% and 27% for the quarters ended September 30, 2000 and 1999, respectively.

    Gross profit for the instrumentation and electrical systems business segment decreased $230,000, or 9%, for the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999. This decrease was directly related to a 9% decrease in third-party revenues. Gross margin as a percentage of revenue for the quarters ended September 30, 2000 and 1999, was 22% and 23%, respectively.

    Gross profit for NATCO Canada increased $1.5 million, or 333%, for the quarter ended September 30, 2000, as compared to the respective period in 1999. This increase in gross margin was due to a 298% increase in revenues. Porta-Test, which was acquired in January 2000, provided margins of $491,000 for the quarter ended September 30, 2000. As a percentage of revenue, gross margin was 17% for the third quarter of 2000 compared to 16% for the third quarter of 1999.

    Selling, General and Administrative Expense. Selling, general and administrative expense of $9.7 million increased $1.6 million, or 20%, for the quarter ended September 30, 2000, as compared to the respective period in 1999. This increase was largely related to the execution of NATCO's business plan and included: (1) additional costs associated with strategic acquisitions of Porta-Test, MPE and ESI, (2) increased spending for technology and product development, (3) additional expenses related to being a public company, (4) continued investment in pre-order engineering expenses, and (5) additional performance based compensation.

    Depreciation and Amortization Expense. Depreciation and amortization expense of $1.3 million for the quarter ended September 30, 2000, increased $127,000, or 11%, compared to $1.2 million for the quarter ended September 30, 1999. Depreciation expense of $744,000 for the quarter ended September 30, 2000, decreased $212,000, or 22%, as compared to the respective period for 1999. This decrease was primarily due to extending the service life of certain operational assets. This decrease in depreciation expense for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, was partially offset by: (1) depreciation on the addition of capital assets during the last four quarters, which included renovations and expansions of existing manufacturing plants, technological improvements to management information systems and the purchase of computer hardware and software, and acquisitions of and improvements to other equipment used in the Company's business; and (2) depreciation expense due to the inclusion of results from Porta-Test, MPE and ESI, acquired during fiscal 2000. Amortization expense of $563,000 for the quarter ended September 30, 2000, increased $339,000, or 151%, as compared to $224,000 for the quarter ended September 30, 1999. This increase was primarily due to amortization of goodwill associated with the Porta-Test, MPE and ESI acquisitions. Also, amortization expense increased due to an increase in goodwill related to the acquisition of Cynara in November 1998. Pursuant to the purchase agreement, NATCO issued 325,836 shares and 418,145 shares of the Company's Class B common stock during September 1999 and June 2000, respectively, to Cynara's former shareholders based upon the achievement of certain performance criteria, and the cost of such shares was charged to goodwill.

    Interest Expense. Interest expense was $355,000 for the quarter ended September 30, 2000, as compared to $835,000 for the respective period in 1999. This 57% decrease in interest expense was due primarily to a reduction of long-term debt under the term loan and revolving credit facilities from $32.9 million at September 30, 1999 to $11.2 million at September 30, 2000. NATCO retired

$27.9 million of long-term debt under the Company's term loan facility during February 2000 utilizing the proceeds from its initial public offering of the Company's Class A common stock. This decline in interest expense was partially offset by an increase in interest rates from approximately 8% at September 30, 1999, to approximately 9% at September 30, 2000.

    Provision for Income Taxes. Income tax expense of $2.0 million for the quarter ended September 30, 2000, increased $1.7 million from $310,000 for the quarter ended September 30, 1999. The primary reason for this increase in tax expense was an increase in income before income taxes, which was $4.6 million for the quarter ended September 30, 2000, as compared to $422,000 for the respective period in 1999. This increase in tax expense was partially offset by a decrease in the effective tax rate from 73.5% for the third quarter of 1999, to 42.8% for the third quarter of 2000, based on the forecasted results for the Company during 2000.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

    Revenues. Revenues of $168.0 million for the nine months ended September 30, 2000, increased $42.1 million, or 33%, from $125.9 million for the nine months ended September 30, 1999. The following table summarizes revenues by business segment for the nine months ended September 30, 2000 and 1999, respectively:


                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                            ------------------------------                            PERCENTAGE
                                                2000              1999             CHANGE              CHANGE
                                            ------------      ------------      ------------        -------------
                                                                       (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)

Engineered Systems ....................     $     52,817      $     38,751      $     14,066              36%
Traditional Equipment and Services ....           59,377            44,833            14,544              32
Instrumentation and Electrical
Systems ...............................           31,605            33,565            (1,960)             (6)
NATCO Canada ..........................           32,297            12,533            19,764             158
Corporate and Other ...................           (8,062)           (3,788)           (4,274)            113
                                            ------------      ------------      ------------
          Total .......................     $    168,034      $    125,894      $     42,140              33%
                                            ------------      ------------      ------------


    Revenues for the engineered systems segment increased $14.1 million, or 36%, for the nine months ended September 30, 2000, as compared to the respective period in 1999. This increase was due primarily to a $34.8 million contribution from one customer, CTOC, and the contributions of MPE and ESI acquired during 2000. This increase in revenues was partially offset by a decline in revenues for other domestic and international engineered systems because these projects typically require a lead time of several months. In addition, the Company completed two large engineered systems projects during 1999 that contributed $11.1 million of revenues for the nine months ended September 30, 1999. Engineered systems revenues for the nine months ended September 30, 2000 included affiliated revenues of $96,000, as compared to $1.6 million of affiliated revenues for the respective period in 1999.

    Traditional equipment and service revenues increased $14.5 million, or 32%, due to an increase in overall oilfield activity, which resulted from an increase in oil and gas prices for the nine months ended September 30, 2000, as compared to 1999. The Company experienced increased demand for its production process equipment, as well as in the domestic parts and service business. Partially offsetting these increases was a decline of $1.0 million in service revenues associated with a gas plant closed in the fourth quarter of fiscal 1999. Affiliated revenues for this business segment were approximately $1.2 million and $612,000 for the nine months ended September 30, 2000 and 1999, respectively.

    Revenues for instrumentation and electrical systems decreased approximately $2.0 million, or 6%, for the nine months ended September 30, 2000, as compared to the respective period in 1999, primarily due to the completion of several large projects during the first nine months of 1999. Affiliated revenues of $3.2 million and $1.6 were included in the results for September 30, 2000 and 1999, respectively.

    NATCO Canada revenues increased $19.8 million for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999. This increase was due to the acquisition of Porta-Test, which contributed revenues of $6.6 million since the date of acquisition, January 24, 2000, and an increase in affiliated revenues of $3.6 million associated with large projects, including CTOC. The NATCO Canada business segment results included two significant gas plant projects for Chevron Canada, and new gas plant projects for Pemex. Overall results were consistent with improved industry market conditions in Canada. No affiliated revenues were included in the results for the nine months ended September 30, 1999.

    The change in revenues for corporate and other represented the elimination of revenues of affiliates as discussed above.

    Gross Profit. Gross profit for the nine months ended September 30, 2000, increased $14.6 million, or 47%, to $45.6 million, compared to $31.0 million for the respective period in 1999. As a percentage of revenue, gross margins improved to 27%, as compared to 25% for the nine months ended September 30, 2000 and 1999, respectively. The following table summarizes gross profit by business segment for the nine months ended September 30, 2000 and 1999, respectively:


                                             NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                       -------------------------------                               PERCENTAGE
                                           2000              1999               CHANGE                  CHANGE
                                       -------------     -------------      -------------            -------------
                                                                   (UNAUDITED)
                                                      (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)

Engineered Systems ...............     $      17,866     $       9,486     $       8,380                 88%
Traditional Equipment and Services            14,064            12,131             1,933                 16
Instrumentation and Electrical
Systems ..........................             6,826             7,539              (713)                (9)
NATCO Canada .....................             6,805             1,836             4,969                271
                                       -------------     -------------      -------------
          Total ..................     $      45,561     $      30,992     $      14,569                 47%
                                       -------------     -------------      -------------

    Gross profit for engineered systems for the nine months ended September 30, 2000, increased $8.4 million, or 88%, from the same period in 1999. This increase was due to a 36% increase in revenues for the business segment, as well as higher margin projects included in the sales mix for 2000, as compared to the nine months ended September 30, 1999. Two large projects, Petroquimica and BP Northstar, contributed higher margins during the nine months ended September 30, 2000, due to favorable project performance. Gross margin for engineered systems was 34% and 24% of the segment's revenues for the nine months ended September 30, 2000 and 1999, respectively.

    Gross profit for the traditional equipment and services business segment increased $1.9 million, or 16%, for the nine months ended September 30, 2000, as compared to the respective period in 1999. This increase was due to a 32% increase in revenues, partially offset by higher sales of domestic parts and services and traditional transmission equipment at lower margins, as compared to the prior year. As a percentage of revenue, gross margins were 24% and 27%, respectively, for the nine months ended September 30, 2000 and 1999.

    Gross profit for the instrumentation and electrical systems business segment decreased $713,000 or 9%, for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999. This decrease was primarily the result of a 6% decrease in revenues. Gross margin as a percentage of revenue for the nine months ended September 30, 2000 and 1999 remained constant at 22% for both periods.

    Gross profit for NATCO Canada increased approximately $5.0 million, or 271%, for the nine months ended September 30, 2000, as compared to the respective period in 1999. This increase was due to a 158% increase in revenues for 2000, which included revenues associated with higher margin projects and margins of $2.3 million contributed by Porta-Test. As a percentage of revenue, gross margin was 21% for the first nine months of 2000, compared to 15% for the first nine months of 1999.

    Selling, General and Administrative Expense. Selling, general and administrative expense of $29.0 million increased $5.3 million, or 23%, for the nine months ended September 30, 2000, as compared to the respective period in 1999. Consistent with the increase in expense for the quarter ended September 30, 2000, this increase was largely related to the execution of NATCO's business plan and included: (1) additional costs associated with strategic acquisitions of Porta-Test, MPE and ESI, (2) increased spending for technology and product development, (3) additional expenses related to being a public company, (4) continued investment in pre-order engineering expenses, and (5) additional performance based compensation.

    Depreciation and Amortization Expense. Depreciation and amortization expense of $3.9 million for the nine months ended September 30, 2000, increased $282,000, or 8%, compared to $3.6 million for the nine months ended September 30, 1999. Depreciation expense of $2.4 million for the nine months ended September 30, 2000, decreased $429,000, or 15%, as compared to the respective period for 1999. This decrease was primarily due to extending the service life of certain operational assets. This decrease in depreciation expense for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, was partially offset by: (1) depreciation on the addition of capital assets purchased during the last four quarters, which included renovations and expansions of existing manufacturing plants, technological improvements to management information systems and the purchase of computer hardware and software, and acquisitions of and improvements to other equipment used in the Company's business; and (2) depreciation expense due to the inclusion of results from Porta-Test, MPE and ESI, acquired during 2000. Amortization expense of $1.5 million for the nine months ended September 30, 2000, increased $711,000, or 96%, as compared to $739,000 for the nine months ended September 30, 1999. This increase was primarily due to amortization of goodwill associated with the Porta-Test, MPE and ESI acquisitions. Also, amortization expense increased due to an increase in goodwill related to the acquisition of Cynara in November 1998. Pursuant to the purchase agreement, NATCO issued 325,836 shares and 418,145 shares of the Company's Class B common stock during September 1999 and June 2000, respectively, to Cynara's former shareholders based upon the achievement of certain performance criteria, and the cost of such shares was charged to goodwill.

    Unusual Charges. Unusual charges for the nine months ended September 30, 2000, were $1.5 million. The charge was primarily for compensation expense associated with the employment agreement of an executive officer. The terms of the agreement entitled the officer to a sum equal to an outstanding note and accrued interest, totaling $1.2 million at December 31, 1999, upon the sale of the Company's Class A common stock in an initial public offering. NATCO completed its initial public offering on January 27, 2000, and, per the agreement, the Company recorded compensation expense for the amount of the note and accrued interest, including related payroll burdens, totaling $1.3 million. In addition, the Company recorded relocation expenses totaling $208,000 associated with the consolidation of an existing Company facility with a facility that was acquired with the acquisition of Porta-Test.

    Interest Expense. Interest expense was $1.1 for the nine months ended September 30, 2000, as compared to $2.5 million for the respective period in 1999. This 56% decrease in interest expense was due primarily to a reduction of long-term debt in the first quarter of 2000, offset slightly by an increase in interest rates from approximately 8% at September 30, 1999 to approximately 9% at September 30, 2000.

     Revaluation Gain on Postretirement Benefit Liability. Revaluation gain on postretirement benefit liability for the nine months ended September 30, 1999 was $848,000. No actuarial change was made during the nine months ended September 30, 2000.

    Provision for Income Taxes. Income tax expense of $4.0 million for the nine months ended September 30, 2000, increased $2.9 million, from $1.1 million for the nine months ended September 30, 1999. This increase was attributable to an increase in income before income taxes, which was $9.3 million for the nine months ended September 30, 2000, as compared to $1.5 million for the respective period in 1999. This increase was partially offset by a decrease in the effective tax rate from 72.8% for the nine months ended September 30, 1999, to 42.8% for the nine months ended September 30, 2000, based upon the forecasted results for the Company during 2000.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2000, the Company had cash and working capital of $863,000 and $42.7 million, respectively, as compared to cash and working capital of $1.7 million and $25.3 million, respectively, at December 31, 1999.

    Net cash used in operating activities for the nine months ended September 30, 2000, was $4.2 million, compared to net cash provided by operations of $12.4 million for the same nine months in fiscal 1999. The increase in the use of cash for operating activities during the nine months ended September 30, 2000, was due to higher trade accounts receivable resulting from an increase in revenues and an increase in inventory.

    Net cash used in investing activities for the nine months ended September 30, 2000, was $22.0 million. This use of cash was due primarily to the acquisitions of Porta-Test, MPE and ESI, and capital expenditures of $6.1 million. Cash used in investing activities for the nine-month period ended September 30, 1999 of $1.6 million related primarily to capital expenditures. Funds for the Porta-Test acquisition in January 2000 were borrowed from the Company's revolving credit agreement. These funds were repaid during February 2000 with the proceeds from NATCO's initial public offering. Funds for the MPE acquisition in February 2000 were also provided by the proceeds of the initial public offering. The ESI acquisition was financed with borrowings of $7.1 million under the existing revolving credit facility and borrowings of $2.6 million under the existing export sales facility. Subsequent to the acquisition of ESI, the Company redeemed cash equivalents acquired with ESI totaling $2.2 million and used the proceeds to reduce borrowings under the revolving credit facility.

    Net cash provided by financing activities for the nine months ended September 30, 2000, was $25.8 million, as compared to net cash used in financing activities for the nine months ended September 30, 1999, of $11.6 million. The primary source of funds for financing activities during the nine months ended September 30, 2000 was the issuance of the Company's Class A common stock through an initial public offering and the exercise of an over-allotment option by NATCO's underwriters, which provided $37.7 million and $10.5 million, respectively. These proceeds were used primarily to retire $27.9 million of outstanding debt under a term loan arrangement, to repay $3.0 million borrowed under the revolving credit agreement for the purchase of Porta-Test, and to repay $2.9 million of debt assumed in the acquisitions of Porta-Test and MPE.

    The Company estimates that cash generated from operations through 2000 and funds available under credit facilities will be sufficient to meet its cash operating requirements.

    The Company maintains revolving credit and term loan facilities, as well as a working capital facility for export sales. The revolving credit facility provides for up to $22.0 million of borrowings in the United States and up to $10.0 million of borrowings in Canada, subject to borrowing base limitations. At September 30, 2000, NATCO had borrowings outstanding under the revolving credit facility of $11.2 million and had issued $2.3 million of letters of credit under this facility. The Company amended the revolving credit agreement in October 2000 to extend the maturity date from November 2001 to January 2003, with no other material changes to the terms of the agreement. No borrowings were outstanding under the term loan facility at September 30, 2000. The revolving credit and term loan facility is secured by substantially all of the Company's assets. The Company was in compliance with all debt covenants as of September 30, 2000. As of September 30, 2000, the weighted average interest rate of the Company's borrowings under the term loan and revolving credit agreement was 8.86%.

    The Company's export sales credit facility provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, of which no borrowings were outstanding as of September 30, 2000. NATCO had issued letters of credit totaling $7.1 million under the export facility as of that date. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2002.

    Capital expenditures for the nine months ended September 30, 2000, totaling $6.1 million, consisted primarily of renovations and expansions of the Company's manufacturing plants, technological improvements to management information systems and acquisitions of and improvements to other equipment used in the Company's business, including an upgrade to the membrane manufacturing facility in Pittsburgh, California, which is scheduled for completion in the fourth quarter of 2000.

    The Company's sales backlog at September 30, 2000, was $42.3 million and included a substantial booking for one customer, CTOC. CTOC contributed 19% of total revenues for the three months ended September 30, 2000, and 21% of total revenues for the nine months ended September 30, 2000. Backlog at September 30, 2000, less the CTOC project, reflects a slight increase in backlog, consistent with management's expectations, of $863,000 as compared to September 30, 1999. Furthermore, NATCO's management anticipates that the backlog at December 31, 2000, excluding the CTOC project, will be higher than the backlog at September 30, 2000, due to bookings that are expected to occur during the fourth quarter of 2000.

    At September 30, 2000, borrowing base limitations reduced the Company's available borrowing capacity under the revolving credit agreement and export sales credit agreement to $14.4 million and $2.4 million, respectively. However, NATCO's management believes that the Company's operating cash flow, supported by its borrowing capacity, will be adequate to fund operations throughout 2000. Should the Company decide to pursue additional acquisition opportunities during the remainder of 2000, the determination of the Company's ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

     On October 27, 2000, the Company's board of directors agreed to provide a full recourse loan to an executive officer to facilitate the exercise of certain outstanding stock options. The loan matures on July 31, 2003, and provides interest stated at the Company's current borrowing rate, and principal equal to the cost to exercise the options plus any personal tax burdens that result from the exercise.

    On October 27, 2000, the Company's board of directors adopted a share repurchase plan whereby the Company may reacquire up to 750,000 shares of its $.01 par value Class A common stock. In early November 2000, the Company reacquired 34,000 shares of its Class A common stock pursuant to the share repurchase plan for approximately $242,000, or an average cost per share of $7.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's operations are conducted around the world in a number of different countries. Accordingly, future earnings are exposed to changes in foreign currency exchange rates when transactions are denominated in currencies other than the Company's functional currencies, the primary currencies in which the Company conducts its business in various jurisdictions. The majority of the Company's foreign currency transactions are denominated in the Canadian dollar, which is the functional currency of NATCO Canada. Because these contracts are denominated and settled in the functional currency, risks associated with currency fluctuations are minimized. The Company does not currently hedge against foreign currency translation risks and NATCO's management believes that foreign currency exchange risk is not significant to its operations.

    The Company's financial instruments are subject to change in interest rates, including its revolving credit and term loan facility and its working capital facility for export sales. At September 30, 2000, the Company had no borrowings outstanding under the term loan portion of the revolving credit and term loan facility. Borrowings, which bear interest at floating rates, outstanding under the revolving credit agreement at September 30, 2000, totaled $11.2 million. The revolving credit agreement was amended in October 2000 to extend the maturity date of these borrowings from November 2001 to January 2003. As of September 30, 2000, the weighted average interest rate of the Company's borrowings under this credit facility was 8.86%. There were no borrowings outstanding under the working capital facility for export sales at September 30, 2000.

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

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

                      3.3     -- Amended and Restated Bylaws of the Company,
                                 as amended (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the period ended March 31,
                                 2000).

                  EXHIBIT NO.                   DESCRIPTION


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

                                              NATCO Group Inc.
                                              (Registrant)

                                              By:  /s/ J. MICHAEL MAYER
                                                  ------------------------------
                                                  Name: J. Michael Mayer
                                                  Senior Vice President and
                                                  Chief Financial Officer

Date: November 14, 2000

                                              By:  /s/ RYAN S. LILES
                                                  ------------------------------
                                                  Name: Ryan S. Liles
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

Date: November 14, 2000

                                  EXHIBIT INDEX


         EXHIBIT
          NUMBER                     DESCRIPTION
          ------                     -----------
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

           3.3     -- Amended and Restated Bylaws of the Company, as amended.
                      (incorporated by reference to Exhibit 3.3 of the Company's
                      Quarterly Report on Form 10-Q for the period ended March
                      31, 2000).

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

           10.3**  -- Employee Stock Incentive Plan (incorporated by
                      Reference to Exhibit 10.3 of the Company's Registration
                      Statement No. 333-48851 on Form S-1).

           10.4**  -- Form on Nonstatutory Stock Option Agreement
                      (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement No. 333-48851 on Form
                      S-1).


         EXHIBIT
          NUMBER                     DESCRIPTION
          ------                     -----------
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