Form 10-K
period 2000-12-31
NATCO GROUP INC
filed 2001-03-29
CIK 1057693

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000      COMMISSION FILE NUMBER: 1-15603

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

                            ------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

As of March 15, 2001                                                 $95,192,496

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 15, 2001  Common stock A, $0.01 par value per share       15,027,625
                      shares
                           Common stock B, $0.01 par value per share     699,874
                      shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the NATCO Group Inc. Notice of Annual Meeting of Stockholders and Proxy Statement relating to the 2001 Annual Meeting of Shareholders, which the Registrant intends to file within 120 days of December 31, 2000, are incorporated by reference in Part III of this form.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                NATCO GROUP INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                NO.
                                                                                ----
                                       PART I
Item 1.           Business....................................................    3
Item 2.           Properties..................................................   16
Item 3.           Legal Proceedings...........................................   16
Item 4.           Submission of Matters to a Vote of Security Holders.........   17
                                      PART II
Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.........................................   17
Item 6.           Selected Financial Data.....................................   18
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and
                  Results of Operations.......................................   19
Item 7A.          Quantitative and Qualitative Disclosures About Market
                  Risk........................................................   29
Item 8.           Financial Statements and Supplementary Data.................   30
                  Consolidated Financial Statements...........................   32
                  Notes to Consolidated Financial Statements..................   36
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................   56
                                      PART III
                  Information called for by Part III has been omitted as the
                  Registrant intends to file with the Securities and Exchange
                  Commission not later than 120 days after the close of its
                  fiscal year a definitive Proxy Statement pursuant to
                  Regulation 14A..............................................   56
                                      PART IV
Item 14.          Exhibits, Financial Statements Schedules and Reports on Form
                  8-K.........................................................   57
Signatures....................................................................   60

                                     PART I

ITEM 1.  BUSINESS

     We are a leading provider of equipment, systems and services used in the production of crude oil and natural gas, primarily at or near the wellhead, to separate oil and gas within a production stream and to remove contaminants. Our products and services are used in onshore and offshore fields in most major oil and gas producing regions in the world. Separation and decontamination of a production stream is needed at almost every producing well in order to meet the specifications of transporters and end users.

     We design and manufacture a diverse line of production equipment including:

     - heaters, which prevent solids from forming in gas streams and reduces the viscosity of oil;

     - dehydration and desalting units, which remove water and salt from oil and gas;

     - separators, which separate a wellhead production stream into oil, gas and water;

     - gas conditioning units and membrane separation systems, which remove carbon dioxide, CO(2), and other contaminants from a gas stream;

     -  control systems, which monitor and control production equipment; and

     - water processing systems, which include systems for water reinjection, oily water treatment and other treatment applications.

     We offer our products and services as either integrated systems or individual components primarily through three business lines:

     - traditional production equipment and services, which provides standardized components, replacement parts and used components and equipment servicing;

     - engineered systems, which provides customized, large scale integrated oil and gas production systems; and

     - automation and control systems, which provides and services control panels and systems that monitor and control the production of oil and gas.

     We have designed, manufactured and marketed production equipment and systems for 75 years. We operate six manufacturing facilities located in the U.S. and Canada and 38 sales and service facilities, 37 of which are located in the U.S. and Canada, and one which is located outside of North America. We believe that, among our competitors, we have the largest installed base of production equipment in the industry. We have achieved our position in the industry by maintaining technological leadership, capitalizing on our strong brand name recognition and offering a broad range of products and services.

INDUSTRY

     Demand for oil and gas production equipment and services is driven primarily by the following:

     -  levels of production of oil and gas in response to worldwide demand;

     - the changing mix of oil, gas and water in the production stream and the level of contaminants;

     -  the discovery of new oil and gas fields; and

     -  the quality of new hydrocarbon production.

     We believe that the oil and gas production equipment and services market continues to have significant growth potential due to the following:

     - Increasing demand for oil and natural gas. According to the Department of Energy, oil and natural gas consumption is expected to increase 2.3% per year in the United States and 3.7% per year world-wide through 2010.

     - Increasing drilling activity. According to Baker Hughes, the average United States and Canadian rig count for 2000 was 1,260 versus 854 for 1999. Also according to Baker Hughes, the average international rig count for 2000 was 652 versus 588 for 1999.

     - Changing profile of existing production. The production profile of existing fields change over time, either naturally or due to implementation of enhanced recovery techniques. Consequently, the mix of oil, gas, water and contaminants changes, and the production stream requires additional processing equipment.

     - Increasing focus on large-scale projects. Due to the increased demand for oil and gas, oil companies are pursuing larger and more complex development projects that often require specialized production equipment. These projects may be in remote locations, deepwater or harsh environments and may involve complex production profiles and operations.

COMPETITIVE STRENGTHS

     We believe that the following are our key competitive strengths:

     - Market leadership and industry reputation. We have designed, manufactured and marketed production equipment and systems for 75 years. We believe that, among our competitors, we have the largest installed base of production equipment in the industry. We will continue to enhance our products and services in order to meet the demands of our customers.

     - Technological leadership. We believe that we have established a position of global technological leadership by pioneering the development of innovative separation technologies. We continue to be a technological leader in areas such as CO(2) separation using membrane technology and oil-water emulsion treatment using dual-polarity electrostatic technology. We hold approximately 175 active U.S. and foreign patents and continue to invest in research and development.

     - Extensive line of products and services. We provide a broad range of high quality production equipment and services, ranging from standard processing and control equipment, to highly specialized engineered systems and fully integrated solutions to our customers around the world. By providing the broadest range of products and services in the industry, we offer our customers the time and cost savings resulting from the use of a single supplier for process engineering, design, manufacturing and installation of production and related control systems.

     - Experienced and focused management team. Our management team has extensive experience in our industry with an average of over 20 years of experience. We believe that our management team has successfully demonstrated its ability to manage the growth of our business and the integration of acquisitions. Additionally, our management team has a substantial financial interest in our continued success through equity ownership or incentives.

BUSINESS STRATEGY

     Our objective is to maximize earnings by maintaining and enhancing our position as a leading provider of equipment, systems and services used in the production of crude oil and natural gas which we intend to achieve by pursuing the following business strategies:

     - Focusing on Customer Relationships. We believe that our customers increasingly prefer to work on a regular basis with a small number of leading suppliers. We believe our size, scope of products, technological expertise and service orientation provide us with a competitive advantage in establishing preferred supplier relationships with customers. We intend to generate growth in revenue and market share by establishing new and further developing existing customer relationships.

     - Providing Integrated Systems and Solutions. We believe our integrated design and manufacturing capabilities enable us to reduce our customers' production equipment and systems costs and shorten delivery times. Our strategy is to be involved in projects early, to provide the broadest and most complete scope of equipment and services in our industry and to focus on larger integrated systems.

     - Introducing New Technologies and Products. Since our inception, we have developed and acquired leading technologies that enable us to address the global market demand for increasingly sophisticated production equipment and systems. We will continue to pursue new technologies through internal development, acquisitions and licenses.

     - Pursuing Complementary Acquisitions. Our industry is highly fragmented and contains many smaller competitors with narrow product lines and geographic scope. We intend to continue to acquire companies that provide complementary technologies, enhance our ability to offer integrated systems or expand our geographic reach.

     - Expanding International Presence. We have operated in various international markets for more than 50 years. We intend to continue to expand internationally in targeted geographic regions, such as Southeast Asia, South America and West Africa.

     You should carefully consider the risks described below as well as other information and data included or incorporated by reference in this Form 10-K filing before making an investment decision.

RISKS RELATING TO OUR BUSINESS

A SUBSTANTIAL OR EXTENDED DECLINE IN OIL OR GAS PRICES COULD RESULT IN LOWER EXPENDITURES BY THE OIL AND GAS INDUSTRY, THEREBY NEGATIVELY AFFECTING OUR REVENUE.

     Our business is substantially dependent on the condition of the oil and gas industry and its willingness to spend capital on the exploration for and development of oil and gas reserves. A substantial or extended decline in these expenditures may result in the discovery of fewer new reserves of oil and gas, adversely affecting the market for our production equipment and services. The level of these capital expenditures is generally dependent on the industry's view of oil and gas prices, which have been characterized by significant volatility in recent years. Oil and gas prices are affected by numerous factors, including:

     -  the level of exploration activity;

     -  worldwide economic activity;

     -  interest rates and the cost of capital;

     -  environmental regulation;

     -  tax policies;

     -  political requirements of national governments;

     -  coordination by OPEC;

     -  the cost of producing oil and gas; and

     -  technological advances.

WE MAY LOSE MONEY ON FIXED PRICE CONTRACTS.

     Many of our projects, including larger engineered systems projects, are performed on a fixed-price basis. We are responsible for all cost overruns, other than any resulting from change orders. Our costs and any gross profit realized on our fixed-price contracts will often vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including:

     -  errors in estimates or bidding;

     -  changes in availability and cost of labor and material; and

     -  variations in productivity from our original estimates.

     These variations and the risks inherent in engineered systems projects may result in reduced profitability or losses on our projects. Depending on the size of a project, variations from estimated contract performance can have a significant negative impact on our operating results or our financial condition.

WE HAVE RELIED AND WE EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

     There have been and are expected to be periods where a substantial portion of our revenues is derived from a single customer or a small group of customers. On July 1, 1999, we were awarded a $73.0 million contract to supply gas treating and conditioning equipment for a project in Southeast Asia. The project is a joint venture under the control of the Carigali-Triton Operating Company SDN BHD, or CTOC, which is principally owned by Petronas, the Malaysian national oil company, and by BP. The project is located in the Gulf of Thailand. This project produced approximately 20% of our revenues in 2000 and is approximately 85% complete.

THE LOSS OF ONE OR MORE OF OUR CUSTOMER RELATIONSHIPS COULD MATERIALLY HARM OUR BUSINESS AND EARNINGS.

     We expect to continue our practice of entering into relationships with major oil companies and large independent producers. In these relationships, we are typically designated as the preferred supplier of equipment or services or both. Many of these relationships are nonbinding arrangements in which both parties undertake to satisfy the objectives of the relationship. They may be characterized as:

     -  blanket purchase orders for specified amounts of standardized equipment;

     -  project-specific integrated relationships; or

     -  ongoing informal working relationships.

     The loss of one or more of these relationships could have a material adverse effect on our business and results of operations.

THE DOLLAR AMOUNT OF OUR BACKLOG, AS STATED AT ANY GIVEN TIME, IS NOT NECESSARILY INDICATIVE OF OUR FUTURE CASH FLOW.

     Backlog consists of firm customer orders that have satisfactory credit or financing arrangements in place, for which authorization to begin work or purchase materials has been given and for which a delivery date has been established.

     We cannot assure you that the revenues projected in our backlog will be realized, or if realized, will result in profits. To the extent that we experience significant terminations, suspensions or adjustments in the scope of our projects as reflected in our backlog contracts, we could be materially adversely affected.

     Occasionally, a customer will cancel or delay a project for reasons beyond our control. In the event of a project cancellation, we are generally reimbursed for our costs but typically have no contractual right to the total revenues expected from such project as reflected in our backlog. In addition, projects may remain in our backlog for extended periods of time. If we were to experience significant cancellations or delays of projects in our backlog, our results of operations and financial condition could be materially adversely affected.

RESTRICTIONS IN OUR DEBT AGREEMENTS COULD LIMIT OUR GROWTH THROUGH ACQUISITIONS AND OTHERWISE AND AFFECT OUR ABILITY TO RESPOND TO CHANGING CONDITIONS.

     Our credit facility contains a number of significant covenants. These covenants will limit our ability, among other things, to:

     - incur additional indebtedness;

     - pay dividends or distributions on our capital stock or repurchase our capital stock;

     - repurchase junior indebtedness;

     - issue and sell capital stock of our subsidiaries;

     - enter into sale and leaseback transactions;

     - make certain investments;

     - create certain liens on our assets to secure indebtedness;

     - enter into transactions with affiliates;

     - merge or to consolidate with another company; and

     - transfer and sell assets.

     Our credit facility requires us to maintain certain financial ratios and satisfy certain financial condition tests, a number of which will become more restrictive over time and may require us to take action to reduce our debt or take some other action in order to comply with them. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities, including complementary acquisitions, that arise because of the limitations imposed on us by the restrictive covenants under the credit facility and the indenture.

     A breach of any of these covenants would result in a default under the applicable debt agreement. A default, if not waived, could result in acceleration of the debt outstanding under the agreement and in a default with respect to, and acceleration of, the debt outstanding under the other debt agreement. The accelerated debt would become immediately due and payable. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

OUR ABILITY TO ATTRACT AND RETAIN SKILLED LABOR IS CRUCIAL TO THE PROFITABILITY OF OUR FABRICATION
AND SERVICES ACTIVITIES.

     Our ability to succeed depends in part on our ability to attract and retain skilled manufacturing workers, equipment operators, engineers and other technical personnel. Our ability to expand our operations depends primarily on our ability to increase our labor force. Demand for these workers is currently high and the supply is extremely limited. A significant increase in the wages paid by competing employers could, nevertheless, result in a reduction in our skilled labor force, increases in the rates of wages we must pay or both. If this were to occur, the immediate effect on us would be a reduction in our profits and the extended effect would be diminishment of our production capacity and profitability and impairment of our growth potential.

POSTRETIREMENT HEALTH CARE BENEFITS THAT WE PROVIDE TO CERTAIN FORMER EMPLOYEES EXPOSE US TO POTENTIAL INCREASES IN FUTURE CASH OUTLAYS THAT CANNOT BE RECOUPED THROUGH INCREASED PREMIUMS.

     We are obligated to provide postretirement health care benefits to a group of former employees who retired before June 21, 1989. For the year ended December 31, 2000, our cash costs related to these benefits were $1.8 million. At that date, there were 596 retirees and surviving eligible dependents covered by the specified postretirement benefit obligation. As of December 31, 2000, our accumulated postretirement benefit obligation was approximately $16.0 million as determined by actuarial calculations. We cannot assure you that the costs of the actual benefits will not exceed those projected or that future actuarial assessments of the extent of those costs will not exceed the current assessment. Inflationary trends in medical costs may outpace our ability to recoup these increases through higher premium charges, benefit design changes or both. As a result, our actual cash costs of providing this benefit may increase in the future and have a negative impact on our future cash flow and earnings.

OUR INTERNATIONAL OPERATIONS MAY EXPERIENCE INTERRUPTIONS DUE TO POLITICAL AND ECONOMIC RISKS.

     We operate our business and market our products and services in oil and gas producing areas throughout the world. We are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. These risks include:

     - nationalization;

     - expropriation;

     - war and civil disturbances;

     - restrictive actions by local governments;

     - limitations on repatriation of earnings;

     - changes in foreign tax laws; and

     - changes in currency exchange rates.

     The occurrence of any of these risks could have an adverse effect on regional demand for our products and services or our ability to provide them. An interruption of our international operations could have a material adverse effect on our results of operations and financial condition.

     The occurrence of some of these risks, such as changes in foreign tax laws and changes in currency exchange rates, may have extended consequences.

FUTURE ACQUISITIONS MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS AND ADVERSELY AFFECT OUR OPERATING RESULTS.

     We intend to continue our practice of acquiring other companies, assets and product lines that complement or expand our existing business. We cannot assure you that we will be able to successfully identify suitable acquisition opportunities or finance and complete any particular acquisition. Furthermore, acquisitions involve a number of risks and challenges, including:

     - the diversion of our management's attention to the assimilation of the operations and personnel of the acquired business;

     - possible adverse effects on our operating results during the integration process;

     -  potential loss of key employees and customers of the acquired companies;

     - potential lack of experience operating in a geographic market of the acquired business;

     -  an increase in our expenses and working capital requirements; and

     - the possible inability to achieve the intended objectives of the combination.

     Any of these factors could adversely affect our ability to achieve anticipated levels of cash flow from an acquired business or realize other anticipated benefits of an acquisition.

OUR INSURANCE POLICIES MAY NOT COVER ALL PRODUCTS LIABILITY CLAIMS.

     Some of our products are used in potentially hazardous production applications that can cause:

     -  personal injury;

     -  loss of life;

     -  damage to property, equipment or the environment; and

     -  suspension of operations.

     We maintain insurance coverage against these risks in accordance with normal industry practice. This insurance will not protect us against liability for some kinds of events, including events involving pollution or losses resulting from business interruption. We cannot assure you that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, we cannot assure you that we will be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our business, results of operations and financial condition.

LIABILITY TO CUSTOMERS UNDER WARRANTIES MAY MATERIALLY AND ADVERSELY AFFECT OUR CASH FLOW.

     We typically provide warranties as to the proper operation and conformance to specifications of the equipment we manufacture. Failure of this equipment to operate properly or to meet specifications may increase our costs by requiring additional engineering resources, replacement of parts and equipment or service or monetary reimbursement to a customer. Our warranties are often backed by letters of credit. At December 31, 2000, we had provided to our customers approximately $931,000 in letters of credit related to warranties. We have in the past received warranty claims and we expect to continue to receive them in the future. To the extent that we should incur warranty claims in any period substantially in excess of our warranty reserve, our results of operations and financial condition could be materially and adversely affected.

WE MAY INCUR SUBSTANTIAL COSTS TO COMPLY WITH OUR ENVIRONMENTAL OBLIGATIONS.

     In our equipment fabrication and refurbishing operations, we generate and manage hazardous wastes. These include:

     -  waste solvents;

     -  waste paint;

     -  waste oil;

     -  washdown wastes; and

     -  sandblasting wastes.

     We attempt to identify and address environmental issues before acquiring properties and to utilize industry accepted operating and disposal practices regarding the management and disposal of hazardous wastes. Nevertheless, either we or others may have released hazardous materials on our properties or in other locations where hazardous wastes have been taken for disposal. We may be required by federal or state environmental laws to remove hazardous wastes or to remediate sites where they have been released. We could also be subjected to civil and criminal penalties for violations of those laws. Our costs to comply with these laws may adversely affect our earnings.

OUR QUARTERLY SALES AND CASH FLOW MAY FLUCTUATE SIGNIFICANTLY.

     A substantial amount of our revenues are derived from significant contracts which are often performed over periods of two to six quarters. As a result, our revenues and cash flow may fluctuate significantly from quarter to quarter, depending upon our ability to replace existing contracts with new orders and upon the extent of any delays in completing existing projects.

THE LOSS OF ANY MEMBER OF OUR SENIOR MANAGEMENT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Our success depends heavily on the continued services of our senior management. Our senior management consists of a small number of individuals relative to other comparable or larger companies. These are the individuals who possess our bidding, procurement, transportation, logistics, planning, project management, risk management and financial skills. If we lost or suffered an extended interruption in the services of one or more of our senior officers, our results of operations could be adversely affected. Moreover, we cannot assure you that we will be able to attract and retain qualified personnel to succeed members of our senior management. We do not maintain key man life insurance.

COMPETITION COULD RESULT IN REDUCED PROFITABILITY AND LOSS OF MARKET SHARE.

     Contracts for our products and services are generally awarded on a competitive basis, and competition is intense. Historically, the existence of overcapacity in our industry has caused increased price competition in many areas of our business. The most important factors considered by our customers in awarding contracts include:

     -  the availability and capabilities of our equipment;

     -  our ability to meet the customer's delivery schedule;

     -  our price;

     -  our reputation;

     -  our experience; and

     -  our safety record.

     In addition, we may encounter obstacles in our international operations that impair our ability to compete in individual countries. These obstacles may include:

     -  subsidies granted in favor of local companies;

     -  import duties and fees imposed on us and other foreign operators;

     -  taxes imposed on foreign operators;

     -  lower wage rates in foreign countries; and

     - fluctuations in the exchange value of the United States dollar compared with the local currency.

     Any or all these factors could adversely affect our ability to compete and thus adversely affect our results of operations.

AN ECONOMIC DOWNTURN COULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND
SERVICES.

     The economic downturn that began in Southeast Asia in 1997 affected the economies in other regions of the world, including South America and the former Soviet Union, and contributed to the decline in the price of oil and the level of drilling activity. If the United States or European economies were to begin to decline or if the economies of South America or Southeast Asia were to experience further material problems, the demand and price for oil and gas and our products and services could again adversely affect our results of operations.

OUR ABILITY TO COMPETE SUCCESSFULLY IS DEPENDENT ON TECHNOLOGICAL ADVANCES IN OUR PRODUCTS, AND OUR FAILURE TO RESPOND TIMELY OR ADEQUATELY TO TECHNOLOGICAL ADVANCES IN OUR INDUSTRY MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Our ability to succeed with our long-term growth strategy is dependent on the technological competitiveness of our products. If we are unable to innovate and implement advanced technology in our products, other competitors may be able to compete more effectively with us and our business and results of operations may be adversely affected.

OPERATIONS

     We offer our products and services as either integrated systems or individual components primarily through three business lines: traditional production equipment and services, engineered systems and automa-tion and control systems. See Note 22 to our Consolidated Financial Statements for further information about our reporting segments and geographic areas.

TRADITIONAL PRODUCTION EQUIPMENT AND SERVICES

     Traditional production equipment and services consists of production equipment, replacement parts, and used equipment refurbishing and servicing which is sold primarily onshore in North America and in the Gulf of Mexico. Through our NATCO Canada subsidiary, we provide traditional production equipment with modifications to operate in a cold weather environment. The equipment built for the North American oil and gas industry "off the shelf" or in customized variations of standardized equipment requires limited engineering. Traditional production equipment and services are marketed through 33 sales and service centers in the United States, one in Canada and one in Venezuela.

     Traditional production equipment includes:

     - Separators. Separators are used for the primary separation of a hydrocarbon stream into oil, water and gas. Our separator product line includes:

       - horizontal separators, which are used to separate hydrocarbon streams with large volumes of gas, liquids or foam;

       - vertical separators, which are used to separate hydrocarbon streams containing contaminants including salt and wax;

       - filter separators, which are used to remove particulate contaminants from gas streams; and

       - Thermo Pak(TM) Units, which are used for the combined heating and separating of production in cold climates.

     - Oil Dehydration Equipment. Oil dehydrators are used to remove water from oil. The oil dehydration product line includes:

       - horizontal PERFORMAX()(R)() treaters, which separate oil and water mixtures using gravity and proprietary technology;

       - Dual Polarity()(R)() electrostatic treaters, which dehydrate oil using high voltage electrical pulsation;

       - vertical treaters, which optimize recovery of condensable, salable hydrocarbons;

       - Vertical Flow Horizontal (VFH(TM)) processors, which combine the advantages of horizontal and vertical vessels to remove gas and water from oil streams; and

       -  heater-treaters, which use heat to accelerate the dehydration process.

     - Heaters. Heaters are used to reduce the viscosity of oil to improve flow rates and to prevent hydrates from forming in natural gas streams. We manufacture both indirect fired heaters and standardized and customized direct fired heaters. In each system, heat is transferred to the hydrocarbon stream through media such as water, water/glycol, steam, salt or flue gas. Our heater product line includes:

       -  water bath heaters;

       -  vaporizers used to vaporize propane and other liquefied gases;

       -  salt bath heaters;

       -  steam bath heaters; and

       - Controlled Heat Flux (CHF(TM)) heaters, which use flue gas to create a heat transfer medium.

     - Gas Conditioning Equipment. Gas conditioning equipment removes contaminants from gas streams. Gas conditioning equipment includes:

       - glycol dehydration equipment, which exposes gas streams to glycol in order to remove water vapor;

       - amine systems, which use amine to remove acidic gases such as hydrogen sulfide and CO(2) from gas streams;

       -  conditioning equipment used to remove hydrogen sulfide from gas;

       - Glymine()(R)() units, which combine the effects of glycol equipment and amine systems;

       - the BTEX-Buster()(R)(), which virtually eliminates the emissions of volatile hydrocarbons associated with glycol dehydration reboilers; and

       - Desi-Dri()(R)() Systems, which use highly compressed drying agents to remove water vapor from gas streams.

     - Gas Processing Equipment. We offer standard and custom processing equipment for the extraction of liquid hydrocarbons to meet feed gas and liquid product requirements. We manufacture several standard mechanical refrigeration units for the recovery of salable hydrocarbon liquids from gas streams. Low Temperature Extractor (LTX()(R)()) units are mechanical separation systems designed for handling high-pressure gas at the wellhead. These systems remove liquid hydrocarbons from gas streams more efficiently and economically than other methods.

     - Water Treatment Equipment. We design and manufacture water treatment and conditioning equipment for the removal of contaminants from water extracted in oil and gas production. Oil producers use our PERFORMAX()(R)() Matrix Plate Coalescer in primary separators of oil and water and final skimming. Flow splitters remove gases from an oil-water dispersion, separate oil and water and discharge the oil and/or emulsion through controllable outlets.

     - Equipment Refurbishment. We source, refurbish and integrate used oil and gas production equipment. Customers that purchase this equipment enjoy reduced delivery times and lower equipment costs relative to new equipment. The used equipment market is focused primarily in North America, both onshore and offshore, although we have observed a growing interest internationally. We have entered into agreements with major, large independent oil companies in both the United States and Canada to evaluate, track and refurbish used production equipment and may act as a broker between another oil company and our customer or may purchase, refurbish and sell used equipment to our customers. We believe that we have one of the largest databases in the North American oil and gas industry of available surplus production equipment. This database, coupled with our extensive refurbishing facilities and experience, enables us to respond to customer requests for refurbished equipment quickly and efficiently.

     - Parts, Service and Training. We provide replacement parts for our own equipment and for equipment manufactured by others. Each branch of our marketing network also serves as a local parts and service business. We have service employees stationed in some branches of Wilson Supply Company and National-Oilwell, Inc., and also offer operational and safety training to the oil and gas production industry. We use training programs as a marketing tool for our other products and services.

ENGINEERED SYSTEMS

     We design, engineer and manufacture engineered systems for large production development projects throughout the world. We also provide start-up services for our engineered products. Engineered systems typically require a significant amount of technology, engineering and project management.

     We market our engineered systems through our direct sales forces based in Houston, Calgary, London, Tokyo, Kuala Lumpur and Singapore, augmented by independent representatives in other countries. We also use the unique oil testing capabilities at our research and development facilities to market engineered systems. This capability enables us to determine equipment specifications that best suit customers' requirements.

     Engineered systems include:

     - Integrated Oil and Gas Processing Trains. These consist of multiple units that process oil and gas from primary separation through contaminant removal. For example, we designed, manufactured and assembled a module for a production facility situated off the coast of West Africa that is capable of processing 20,000 barrels of oil, 4,000 barrels of water and 24 million standard cubic feet of gas per day. We also designed, manufactured and installed process systems for BP Exploration (Alaska), Inc.'s Badami development on the North Slope of Alaska and its Northstar development, also located on the North Slope.

     - Floating Production Systems. These consist of large skid-mounted processing units used in conjunction with semi-submersible, converted tankers and other floating production vessels. Floating production equipment must be specially designed to overcome the detrimental effects of wave motion on floating vessels. We pioneered and patented the first wave-motion production vessel internal system and continue to advance this technology at our research and development facility using a wave-motion table, which simulates a variety of sea states.

     - Dehydration and Desalting Systems. Dehydration and desalting involves the removal of water and salt from an oil stream. Desalting is a specialized form of dehydration. In this process, water is injected into an oil stream to dissolve the salt and the saltwater is then removed from the stream. Large production projects often use electrostatic technology to desalt oil. We believe that we are the leading developer of electrostatic technologies for oil treating and desalting. One of our dehydration and desalting systems, the Electro Dynamic(TM) Desalter, can be used in oil refineries, where stringent desalting requirements have grown increasingly important. These requirements have increased as crude quality has declined and catalysts have become more sensitive and sophisticated, requiring lower levels of contaminants. The reduced number of vessels employed by this system is particularly important in refinery applications where space is at a premium.

     - Large Gas Processing Facilities. We provide large gas processing facilities for the separation, heating, dehydration and removal of liquids and contaminants to produce pipeline-quality gas. We also design, manufacture and, in some cases, operate gas-processing facilities that remove CO(2) from gas streams. These facilities use membrane technology that provides the most cost-effective separation solution for gas streams containing more than 20% CO(2). A primary market for this application is production from gas wells, such as those located in Southeast Asia, which have high levels of naturally occurring CO(2). Another market is production from wells, such as those located in West Texas, in which CO(2) injection is used to enhance the recovery of oil and gas reserves.

     - Oily Water Cleanup Systems. We design and engineer systems that, through the use of liquid/liquid hydrocyclone technology and induced or dissolved gas flotation technology, remove oil and solids from a produced water stream. Oily water cleanup is often required prior to the disposal or reinjection of produced water.

     - Downstream Facilities. We offer several technologies that have crossover applications in the refinery and petrochemical sectors. Most involve aspects of oil treating and water treating. We discussed above the use in refineries of one of our dehydration and desalting systems. In addition, we can provide DOX(TM) units to ethylene processors that clean both heavy and light dispersed oil from water.

AUTOMATION AND CONTROL SYSTEMS

     The primary market for automation and control systems is in offshore applications throughout the world. We market and service these products through a three-branch network primarily located in the Gulf Coast area. These automation and controls systems include:

     - Control Systems. We design, assemble and install pneumatic, hydraulic, electrical and computerized control panels and systems. These systems monitor and change key parameters of oil and gas production systems. Key parameters include wellhead flow control and emergency shutdown of production and safety systems. A control system consists of a control panel and related tubing, wiring, sensors and connections.

     - Engineering and Field Services. We provide start-up support, testing, maintenance, repair, renovation, expansion and upgrade of control systems including those designed or installed by competitors. Our design and engineering staff also provide contract electrical engineering services.

     - SCADA Systems. Supervisory control and data acquisition ("SCADA") systems provide remote monitoring and control of equipment, production facilities, pipelines and compressors via radio, cellular phone, microwave and satellite communication links. SCADA systems reduce the number of personnel and frequency of site visits and allow for continued production during periods of emergency evacuation, thereby reducing operating costs.

MARKETING

     Our products and services are marketed primarily through an internal sales force augmented by technical applications specialists for specific customer requirements. In addition, we maintain agency relationships in most energy producing regions of the world to enhance our efforts in countries where we do not have employees. Our traditional production equipment and services business has approximately 34 operating branches in North America through which we sell production equipment, spare parts and services directly to oil and gas operators. Our engineered systems business typically involves a significant pre-award effort during which we must provide technical qualifications, evaluate the requirements of the specific project, design a conceptual solution that meets the project requirements and estimate our cost to provide the system to the customer in the time frame required. Our automation and control systems business is primarily marketed through our internal sales force.

CUSTOMERS

     We devote a considerable portion of our marketing time and effort to developing and maintaining relationships with key customers. Some of these are project specific, such as our participation in several Alaskan projects with BP. However, our customer base ranges from independent operators to major and national oil companies worldwide. In 2000, CTOC and Chevron, and affiliates, accounted for approximately 20% and 8%, respectively, of our consolidated revenue. Our level of technical expertise, extensive distribution network and breadth of product offerings contributes to the maintenance of good working relationships with our customers.

BACKLOG

     Backlog consists of firm customer orders for which satisfactory credit or financing arrangements have been made, authorization has been given to begin work or purchase materials and a delivery date has been scheduled.

     Our sales backlogs at December 31, 2000, 1999 and 1998, were $49.9 million, $76.5 million and $46.6 million, respectively. Backlog at December 31, 1999 included a $73.0 million booking for one customer, CTOC, which contributed 20% of total revenues for the year ended December 31, 2000. Backlog at December 31, 2000 included $12.5 million related to CTOC. Backlogs at December 31, 2000, 1999 and 1998, less the CTOC project, were $37.4 million, $18.0 million and $46.6 million, respectively. The improvement in backlog for the year ended December 31, 2000, excluding CTOC, was consistent with our expectations and was due to increased drilling activity in 2000. However, the improved backlog for 2000 was less than the backlog level at December 31, 1998 due to fewer awards of large engineered systems projects by our customers since the overall slowdown in the energy industry in 1999. No individual customer provided more than 10% of total revenues for the year ended December 31, 1999 and the nine months ended December 31, 1998.

     Occasionally, a customer will cancel or delay a project for reasons beyond our control. In the event of a project cancellation, we generally are reimbursed for certain costs but typically have no contractual right to the total revenues reflected in our backlog. In addition, projects may remain in our backlog for extended periods of time. If we were to experience significant cancellations or delays of projects in our backlog, our results of operations and financial condition could be materially adversely affected.

RESEARCH AND DEVELOPMENT

     We believe we are a leader in the development of oil and gas industry production equipment technology. We pioneered many of the original separation technologies for converting unprocessed hydrocarbon fluids into salable oil and gas. For example, we developed:

     -  the first high capacity oil and gas separator;

     -  the first emulsion treating systems;

     -  Dual Polarity(TM) electrostatic oil treaters;

     -  DOX(TM) and OSX(TM) water filtration systems;

     -  high pressure indirect heaters; and

     -  PERFORMAX(R) oil and water treating systems.

     Our wave-motion compensating separator has become the industry standard for floating production applications, and our electrostatic oil treating technology is the most advanced in the industry. As of December 31, 2000, we held approximately 125 active U.S. and foreign patents and numerous U.S. and foreign trademarks. We also have an application pending for one additional U.S. patent. In addition, we are licensed under approximately seven patents held by others.

     We operate a research and development facility in Tulsa, Oklahoma, at which a number of test devices are used to simulate and analyze oil and gas production processes. At our manufacturing facility in Pittsburg, California, we are engaged in active, ongoing research and development in the area of membrane technology.

     At December 31, 2000, NATCO had approximately 15 employees engaged in research and development activities.

COMPETITION

     Contracts for our products and services are generally awarded on a competitive basis, and competition is intense. The most important factors considered by customers in awarding contracts include the availability and capabilities of equipment, the ability to meet the customer's delivery schedule, price, reputation, experience and safety record.

     Historically, the existence of overcapacity in the industry has caused increased price competition in many areas of the business. In addition, we may encounter obstacles in our international operations that impair our ability to compete in individual countries. These obstacles may include:

     -  subsidies granted in favor of local companies;

     -  taxes, import duties and fees imposed on foreign operators;

     -  lower wage rates in foreign countries; and

     - fluctuations in the exchange value of the United States dollar compared with the local currency.

Any or all these factors could adversely affect our ability to compete and thus adversely affect results of operations.

     Our primary competitors in our traditional production equipment and services business are several publicly-traded companies, as well as numerous privately held, mainly regional companies. Competitors in our engineered systems business include Baker Hughes Process Systems, a division of Baker Hughes, Kvaerner

Process Systems, Hanover APS, U.S. Filter and numerous other engineering and construction firms. The primary competitors in our automation and control systems business are several publicly-traded companies and numerous privately held companies operating in the area of the Gulf of Mexico.

     We believe that we are one of the largest crude oil and natural gas production equipment providers in North America and that our size, research and development capabilities, brand names and marketing organization provide us with a competitive advantage over the other participants in the industry.

ENVIRONMENTAL MATTERS

     NATCO is subject to environmental regulation by federal, state and local authorities in the United States and in several foreign countries. Although we believe that we are in substantial compliance with all applicable environmental laws, rules and regulations ("laws"), the field of environmental regulation can change rapidly with the enactment or enhancement of laws and stepped up enforcement of these laws, either of which could require us to change or discontinue certain business activities. At present, NATCO is not involved in any material environmental matters of any nature and is not aware of any material environmental matters threatened against it.

EMPLOYEES

     At December 31, 2000, we had approximately 1,411 employees. Of these, approximately 145 were represented under collective bargaining agreements that extend through July 2001. We believe that our relationships with our employees are satisfactory.

ITEM 2.  PROPERTIES

     We operate 6 primary manufacturing plants ranging in size from approximately 11,400 square feet to approximately 131,000 square feet of manufacturing space. We also own and lease distribution and service centers, sales offices, and warehouses. NATCO leases its corporate headquarters in Houston, Texas. At December 31, 2000, we owned or leased approximately 884,000 square feet of facility of which approximately 424,000 square feet was leased, and approximately 460,000 square feet was owned. Of the total manufacturing space, approximately 274,000 was located in the United States and approximately 156,000 was located in Canada.

     The following chart summarizes the number of facilities owned or leased by NATCO by geographic region and business segment.

                                                               UNITED STATES     CANADA     OTHER
                                                               -------------     ------     -----
    Traditional Production Equipment and Services.........            5            --          3
    Engineered Systems....................................           34            --          2
    Automation and Control Systems........................            3            --          1
    NATCO Canada..........................................           --             2         --
                                                                    ---           ---        ---
         Totals...........................................           42             2          6
                                                                    ===           ===        ===

ITEM 3.  LEGAL PROCEEDINGS

     Our company is a party to various routine legal proceedings that are incidental to its business activities. We insure against the risk of these proceedings to the extent deemed prudent by our management, but we offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to our business activities. We do not, however, believe the pending legal proceedings, individually or taken together, will have a material adverse effect on our results of operations or financial condition.

-ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     NATCO's authorized common stock consists of 45,000,000 shares of Class A common stock and 5,000,000 shares of Class B common stock. There were 15,027,625 Class A shares and 699,874 Class B shares outstanding as of March 15, 2001. The approximate number of record holders of our Class A shares and Class B shares was 35 and 6, respectively, at March 15, 2001. The number of record holders of our Class A shares does not include the stockholders for whom shares are held in a "nominee" or "street" name. There were 500,000 authorized preferred shares at March 15, 2001, of which none was issued. Our Class A common stock is traded on the New York Stock Exchange under the ticker symbol NTG.

     The following table sets forth, for the calendar quarters indicated, the high and low sales prices of our Class A common stock reported by the NYSE. No information is provided for the period prior to our common stock offering completed on January 27, 2000.

                                                 CLASS A COMMON STOCK
                                                 ---------------------
                                                   HIGH         LOW
                                                 ---------   ---------
2000
First Quarter..................................  $14.9370    $10.2500
Second Quarter.................................   11.2500      7.7500
Third Quarter..................................   10.9375      7.8750
Fourth Quarter.................................    8.8750      6.5000

     We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather intend to retain any future earnings for use in the business. Currently, our bank credit facilities restrict the amount of dividends and other distributions that our operating subsidiaries may remit to us. Since NATCO is a holding company, these restrictions have the practical effect of precluding us from paying dividends on our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following summary consolidated historical financial information for the periods and the dates indicated should be read in conjunction with our consolidated historical financial statements. During 1998, NATCO changed its fiscal year-end to December 31 from March 31.

                                     YEAR            YEAR        NINE MONTHS
                                    ENDED           ENDED           ENDED        YEAR ENDED MARCH 31,
                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    --------------------
                                     2000            1999            1998          1998        1997
                                 ------------    ------------    ------------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations
  Data(1):
  Revenues...................      $224,552        $169,948        $145,611      $202,023    $126,657
  Cost of goods sold.........       162,757         127,609         115,521       161,801     100,803
                                   --------        --------        --------      --------    --------
  Gross profit...............        61,795          42,339          30,090        40,222      25,854
  Selling, general and
     administrative
     expense.................        39,456          32,437          24,530        28,553      23,313
  Depreciation and
     amortization expense....         5,111           4,681           1,473         1,322         862
  Unusual charges............         1,528              --              --            --          --
  Interest expense...........         1,588           3,256           2,215         2,992       1,861
  Interest cost on
     postretirement
     liability...............         1,287           1,048             786         1,048         957
  Revaluation (gain) loss on
     postretirement
     liability...............            --          (1,016)             53           159       1,466
  Interest income............          (181)           (256)           (227)         (140)       (116)
                                   --------        --------        --------      --------    --------
  Income (loss) before income
     taxes...................        13,006           2,189           1,260         6,288      (2,489)
  Income tax provision
     (benefit)...............         5,345           1,548             608         1,141        (659)
                                   --------        --------        --------      --------    --------
  Income before cumulative
     effect of a change in
     accounting principle....      $  7,661        $    641        $    652      $  5,147    $ (1,830)
                                   ========        ========        ========      ========    ========
  Basic earnings (loss) per
     share from continuing
     operations..............      $   0.52        $   0.07        $   0.08      $   0.68    $  (0.31)
  Diluted earnings (loss) per
     share from continuing
     operations..............          0.51            0.06            0.07          0.64       (0.28)
  Basic earnings per share...          0.52            0.07            0.08          0.78        0.67
  Diluted earnings per
     share...................          0.51            0.06            0.07          0.73        0.64
Balance Sheet Data
  (at the end of the period)
  Total assets...............      $153,126        $106,830        $118,412      $ 95,413    $ 70,044
  Stockholders' equity
     (deficit)...............        86,179          28,514          24,190         5,419      (6,737)
  Long-term debt.............        14,959          31,180          41,777        33,719      27,566
  Other long-term
     obligations.............        14,589          15,853          15,587        15,194      14,608

---------------

(1) In June 1997, we distributed our investment in Process Technology Holdings, Inc. ("PTH") to its then sole stockholder in a tax-free transaction. In accordance with generally accepted accounting principles, we accounted for the results of operations of PTH as discontinued operations for all periods presented. Accordingly, the net income of PTH is excluded from income
     (loss) from continuing operations in the statement of operations data for the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's historical results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto.

OVERVIEW

     We offer our products and services as either integrated systems or individual components primarily through three business lines:

     - Traditional production equipment and services, through which we provide standardized components, replacement parts and used components and equipment servicing;

     - Engineered systems, through which we provide customized, large scale integrated oil and gas production systems; and

     - Automation and control systems, through which we provide control panels and systems that monitor and control oil and gas production.

For financial reporting purposes, however, we report our Canadian operations, which combine traditional production equipment and services and engineered systems, as its own segment. We therefore report four separate business segments: traditional production equipment and services, engineered systems, automation and control systems and Canadian operations.

     We recognize revenues from significant contracts (contracts greater than $250,000 and longer than four months in duration) and all automation and control systems contracts and orders on the percentage of completion method. Earned revenue is based on the percentage of costs incurred to date relative to total estimated costs. If estimated total costs on any contract or work-in-process indicate a loss, we recognize the entire loss immediately. We generally recognize revenues and earnings to which the percentage of completion method applies over a period of two to six quarters. We record revenues on other sales as shipments are made.

     In January 2000, we completed our initial public offering of common stock, resulting in the issuance of 5,178,807 shares of common stock with net proceeds of $46.7 million. In July 2000, we changed our presentation of certain assets that were acquired from The Cynara Company in November 1998, and the related operating results, for segment reporting purposes. The majority of the assets were reclassified to the traditional production equipment and services business segment from the engineered systems business segment. This change has been retroactively reflected in all periods presented.

FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (each a "Forward-Looking Statement"). The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify Forward-Looking Statements. Forward-Looking Statements in this document include, but are not limited to, discussions regarding synergies and opportunities resulting from recent acquisitions (see "-- Acquisitions"), indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company's results of operations (see "-- Industry and Business Environment") and future uses of and requirements for financial resources (see "-- Liquidity and Capital Resources"). Our expectations about our business outlook, customer spending, oil and gas prices and the business environment for NATCO and the industry in general are only our expectations regarding these matters. No assurance can be given that actual results may not differ materially from those in the Forward-Looking Statements herein for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of the Organization of Petroleum Exporting Countries, conflict in major petroleum producing or consuming regions, the development of technology which could lower overall finding and development costs, weather patterns and the overall condition of capital and equity markets for countries in which NATCO operates.

     The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this Form 10-K. Readers are also urged to carefully review and consider the various disclosures advising interested parties of the factors that affect the Company, including without limitation, the disclosures made under the caption "Business -- Risks Relating to Our Business" and the other factors and risks discussed in our Registration Statement on Form S-1/A and subsequent reports filed with the Securities and Exchange Commission. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any Forward-Looking Statement to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any Forward-Looking Statement is based.

ACQUISITIONS

     In November 1998, we acquired all the outstanding common stock of The Cynara Company, a designer and manufacturer of specialized production equipment utilizing membrane technology to separate bulk CO(2) from natural gas streams, for approximately $15.5 million, 500,000 shares of our common stock and the right to receive additional shares of common stock based upon the financial performance of the Cynara assets. Ultimately, we had issued 743,981 additional shares as of December 31, 2000.

     In January 2000, we acquired all the outstanding common stock of Porta-Test International, Inc., a manufacturer of centrifugal devices used to enhance the effectiveness of separation equipment, for approximately $7.0 million and the right to receive additional payments based upon the performance of certain Porta-Test assets.

     In February 2000, we acquired all the outstanding common stock of Modular Production Equipment, Inc. ("MPE"), a designer and manufacturer of wastewater treatment separation systems specializing in hydrocyclone technology, for approximately $2.7 million.

     In April 2000, we acquired all the outstanding common stock of Engineered Specialties Inc. ("ESI"), a provider of proprietary technologies for oily water treatment and heavy metals removal from production at or near the wellhead, for approximately $7.1 million.

     On March 19, 2001, we acquired all the outstanding share capital of Axsia Group Limited, a privately held process and design company based in the United Kingdom, for approximately $45.8 million. Axsia specializes in the design and supply of water reinjection systems for oil and gas fields, oily water treatment, oil separation, hydrogen production and other process equipment systems. This acquisition was financed with borrowings under our new credit facility.

     We accounted for each of the above transactions using the purchase method of accounting.

INDUSTRY AND BUSINESS ENVIRONMENT

     Generally, oil and gas exploration and production companies reduce exploration and development activity during periods of weak oil prices and demand and increase this activity during periods of strong oil prices and demand. The extent to which the revenues of the industry increase depends in part upon the success of the exploration efforts. In general, these revenue increases lag expansion of exploration and development capital budgets in times of recovery in the oil and gas industry. These lag times can be up to several years in offshore operations but are generally shorter for onshore operations.

     Changing production profiles in existing fields also increase the demand for products and services in the industry. As existing fields are reworked or enhanced recovery methods are employed due to depletion, additional and more complex equipment may be required to produce oil and gas from these fields. This can result from changes in the mix of oil and gas produced by the field or an increase in water, CO(2) or other naturally occurring contaminants or as the result of enhanced recovery techniques. In addition, many new oil and gas fields produce lower quality or contaminated hydrocarbon streams that require more complex production equipment. Examples include CO(2) rich formations in West Texas and Southeast Asia and heavy crude in Western Canada and in the Orinoco Delta in Venezuela.

     Throughout much of 1999, the oil and gas industry was suffering the effects of a significant decline in overall drilling and production expenditures by oil and gas operators due to low hydrocarbon prices. Since our business is closely linked to the market conditions of our customers, lower drilling and production expenditures can result in a reduction of our revenues. Our traditional production equipment and services business segment was affected most significantly as this business line primarily provides replacement parts used in oil and gas production.

     An indicator of capital spending in the oil and gas industry is commodity prices. Energy prices were low in 1998 and 1999 and began to rise steadily in mid-year as production cuts by OPEC and other oil producing countries reduced excess inventory levels. Energy prices remained high until the spring of 2000 when these same producers elected to increase production to bring energy prices down to more sustainable levels. The following table summarizes the average prices of oil and gas during the years ended December 31, 2000, 1999 and 1998, and the actual spot prices of oil and gas at March 15, 2001:

                                                                            DECEMBER 31,
                                                        MARCH 15,    --------------------------
                                                          2001        2000      1999      1998
                                                        ---------    ------    ------    ------
    Oil (per barrel)(1).............................     $26.58      $30.37    $19.30    $14.38
    Gas (per MMBtu)(2)..............................     $ 4.92      $ 4.30    $ 2.27    $ 2.08

---------------

(1) Based on West Texas Intermediate spot prices for the dates indicated.

(2) Based on the NYMEX Henry Hub prices for the dates indicated.

     Another indicator of capital spending is the number of operating drilling rigs. The average U.S. and international operating rig counts, as published weekly by Baker Hughes, increased in 2000 when compared to 1999. The following table summarizes the average U.S., Canadian and international operating rig counts for the years ended December 31, 2000 and 1999:

                                                                 DECEMBER 31,       CHANGE
                                                                --------------    -----------
                                                                2000     1999      #      %
                                                                -----    -----    ---    ----
    U.S.....................................................      916      608    308    50.7
    Canada..................................................      344      246     98    39.8
    International...........................................      652      588     64    10.9
                                                                -----    -----    ---
         Total..............................................    1,912    1,442    470    32.6
                                                                =====    =====    ===

     The increase in oil prices from 1999 to 2000 has had a positive effect on our overall sales for 2000 as compared to 1999. The recent price and rig count improvements have contributed to improved overall industry conditions and should also cause our customers to continue to increase their exploration and development efforts. Although energy price and rig count increases are indicators that additional oil and gas production may occur in 2001, there can be no assurance that overall production will increase, that an increase in production trends will continue through 2001 or that such an increase in production would result in an increase in revenues for our company.

     The following discussion of our historical results of operations and financial condition should be read in conjunction with our audited consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999      1998(1)
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
    Statement of Operations Data:
    Revenues.............................................    $224,552    $169,948    $200,830
    Cost of goods sold...................................     162,757     127,609     160,093
                                                             --------    --------    --------
    Gross profit.........................................      61,795      42,339      40,737
    Selling, general and administrative expense..........      39,456      32,437      31,898
    Depreciation and amortization expense................       5,111       4,681       1,883
    Unusual charges......................................       1,528          --          --
    Interest expense.....................................       1,588       3,256       2,919
    Interest cost on postretirement liability............       1,287       1,048       1,048
    Revaluation (gain) loss on postretirement
      liability..........................................          --      (1,016)         53
    Interest income......................................        (181)       (256)       (227)
                                                             --------    --------    --------
    Income before income taxes...........................      13,006       2,189       3,163
    Provision for income taxes...........................       5,345       1,548         606
                                                             --------    --------    --------
    Income before cumulative effect of change in
      accounting principle...............................       7,661         641       2,557
    Cumulative effect of change in accounting principle
      (net of income taxes of $7)(2).....................         (10)         --          --
                                                             --------    --------    --------
    Net income...........................................    $  7,671    $    641    $  2,557
                                                             ========    ========    ========

---------------

(1) In 1998, we changed our fiscal year end from March 31 to December 31. For comparative purposes, we have presented unaudited statement of operations data for the twelve months ended December 31, 1998.

(2) In 2000, we changed our method of accounting for gains and losses on our postretirement benefit obligation which resulted in a cumulative change in accounting principle.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenues. Revenues for the year ended December 31, 2000 increased $54.6 million, or 32% to $224.6 million, from $169.9 million for the year ended December 31, 1999. The following table summarizes revenues by business segment for the years ended December 31, 2000 and 1999, respectively:

                                                    FOR THE YEAR ENDED
                                                       DECEMBER 31,               CHANGE
                                                   --------------------    ---------------------
    REVENUES:                                        2000        1999      DOLLARS    PERCENTAGE
    ---------                                      --------    --------    -------    ----------
                                                        (IN THOUSANDS, EXCEPT PERCENTAGES)
    Traditional Equipment and Services.........    $ 83,428    $ 62,588    $20,840         33%
    Engineered Systems.........................      67,821      52,518     15,303         29
    Automation and Control Systems.............      42,761      41,843        918          2
    NATCO Canada...............................      40,317      19,757     20,560        104
    Corporate and Eliminations.................      (9,775)     (6,758)    (3,017)       (45)
                                                   --------    --------    -------
         Total.................................    $224,552    $169,948    $54,604         32%
                                                   ========    ========    =======

     Revenues from our traditional equipment and services business segment for the year ended December 31, 2000 increased $20.8 million, or 33%, to $83.4 million from $62.6 million for the year ended December 31, 1999. This increase was due to an increase in oilfield activity resulting from an overall increase in oil and gas prices in 2000. We experienced increased demand for our production process equipment, as well as in the domestic parts and service business. Partially offsetting this increase was a decline in service revenues of $2.8 million related to a gas plant operation that was closed in the fourth quarter of 1999. Affiliated revenues for this business segment were approximately $1.3 million and $1.2 million for the years ended December 31, 2000 and 1999, respectively.

     Revenues from our engineered systems business segment for the year ended December 31, 2000 increased $15.3 million, or 29%, to $67.8 million from $52.5 million for the year ended December 31, 1999. This increase was primarily due to the contribution of one customer, CTOC, which provided revenues of $45.9 million for the year ended December 31, 2000 as compared to $14.6 million for the year ended December 31, 1999. The acquisitions of MPE and ESI in February 2000 and April 2000, respectively, also contributed to the increase in engineered systems revenue. This increase in revenue was partially offset by a decline in other domestic and international engineered systems, consistent with a decrease in project awards by our customers throughout 1999 and early 2000 as a result of lower natural gas prices in 1999. Engineered systems revenues of $67.8 million for the year ended December 31, 2000 included affiliated revenues of $286,000, as compared to $1.7 million of affiliated revenues for the year ended December 31, 1999.

     Revenues from our automation and control systems business segment for the year ended December 31, 2000 increased $918,000, or 2%, to $42.8 million from $41.8 million for the year ended December 31, 1999. Despite the completion of several large projects in 1999, revenues for this business segment increased due to stable demand for our automation and controls products and an increase in affiliated revenues from $2.3 million for the year ended December 31, 1999 to $4.1 million for the year ended December 31, 2000.

     Revenues from our NATCO Canada business segment for the year ended December 31, 2000 increased $20.6 million, or 104%, to $40.3 million from $19.7 million for the year ended December 31, 1999. This increase was partially due to the acquisition of Porta-Test, which contributed revenues of $6.1 million for the year ended December 31, 2000, and an increase in affiliated revenues of $2.6 million associated with large projects, including CTOC. The NATCO Canada business segment results included two significant gas plant projects for Chevron Canada and several projects for Pemex completed in 2000. Overall industry market conditions in Canada improved, which was consistent with an increase in Canadian rig count during 2000. Affiliated revenue for the year ended December 31, 2000 was $4.1 million, as compared to $1.5 million for the year ended December 31, 1999.

     The change in revenues for corporate and eliminations represents the elimination of revenues of affiliates as discussed above.

     Gross Profit. Gross profit for the year ended December 31, 2000 increased $19.5 million, or 46%, to $61.8 million from $42.3 million for the year ended December 31, 1999. As a percentage of revenue, gross margins improved to 27% for the year ended December 31, 2000 compared to 25% for the year ended December 31, 1999. The following table summarizes gross profit by business segment for the years ended December 31, 2000 and 1999, respectively:

                                                    FOR THE YEAR ENDED
                                                       DECEMBER 31,                 CHANGE
                                                  -----------------------    ---------------------
    GROSS PROFIT:                                     2000         1999      DOLLARS    PERCENTAGE
    -------------                                 ------------    -------    -------    ----------
                                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
    Traditional Equipment and Services........      $20,143       $16,868    $ 3,275        19%
    Engineered Systems........................       24,362        13,490     10,872        81
    Automation and Control Systems............        8,824         8,893        (69)       (1)
    NATCO Canada..............................        8,466         3,088      5,378       174
                                                    -------       -------    -------
         Total................................      $61,795       $42,339    $19,456        46%
                                                    =======       =======    =======

     Gross profit from our traditional equipment and services business segment for the year ended December 31, 2000 increased $3.3 million, or 19%, to $20.1 million from $16.9 million for the year ended December 31, 1999. This increase in margin was primarily due to a 33% increase in revenues from this segment and improved margins on export parts and services. As a percentage of revenue, gross margins for the segment were 24% and 27% for the years ended December 31, 2000 and 1999, respectively.

     Gross profit from our engineered systems business segment for the year ended December 31, 2000 increased $10.9 million, or 81%, to $24.4 million from $13.5 million for the year ended December 31, 1999. This increase was due primarily to a 29% increase in revenues from this segment and higher margin projects included in the sales mix for 2000 as compared to 1999. As a percentage of revenue, gross margins for this segment were 36% and 26% for the years ended December 31, 2000 and 1999, respectively.

     Gross profit from our automation and control systems business segment remained relatively constant from the year ended December 31, 1999 to the year ended December 31, 2000. Revenues from this business segment increased 2% primarily due to an increase in affiliated sales with little impact on gross margin. As a percentage of revenue, gross margins for this segment were 21% for each of the years ended December 31, 2000 and 1999.

     Gross profit from our NATCO Canada business segment for the year ended December 31, 2000 increased $5.4 million, or 174%, to $8.5 million from $3.1 million for the year ended December 31, 1999. This increase in gross margin was primarily due to a 104% increase in revenues from this segment. In addition, Porta-Test, which we acquired in January 2000, provided margins of $2.8 million for the year ended December 31, 2000. As a percentage of revenue, gross margins for this segment were 21% and 16% for the years ended December 31, 2000 and 1999, respectively.

     Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2000 increased $7.0 million, or 22%, to $39.5 million from $32.5 million for the year ended December 31, 1999. This increase was largely related to the execution of our business plan and included:

     - additional costs associated with the acquisitions of Porta-Test, MPE and ESI;

     -  increased spending for technology and product development;

     -  additional expenses related to being a public company; and

     -  continued investment in pre-order engineering expenses.

     Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2000 increased $430,000, or 9%, to $5.1 million from $4.7 million for the year ended December 31, 1999. Depreciation expense for the year ended December 31, 2000 decreased $555,000, or 15%, to $3.1 million from $3.7 million for the year ended December 31, 1999. This decrease was primarily due to extending the service life of certain operational assets. This decrease in depreciation expense for the year ended December 31, 2000 as compared to the year ended December 31, 1999, was partially offset by: (1) depreciation on the addition of capital assets during the last four quarters, which included renovations and expansions of existing manufacturing plants, technological improvements to management information systems and the purchase of computer hardware and software, and acquisitions of and improvements to other equipment used in the Company's business; and (2) depreciation expense due to the inclusion of results from Porta-Test, MPE and ESI, acquired during fiscal 2000. Amortization expense for the year ended December 31, 2000 increased $913,000, or 90%, to $1.9 million from $1.0 million for the year ended December 31, 1999. This increase was primarily due to amortization of goodwill associated with the Porta-Test, MPE and ESI acquisitions. Also, amortization expense increased due to an increase in goodwill related to the acquisition of Cynara in November 1998. Pursuant to the Cynara purchase agreement, we issued 325,836 shares and 418,145 shares of our Class B common stock during September 1999 and June 2000, respectively, to Cynara's former shareholders based upon the achievement of certain performance criteria, and the cost of such shares was recorded as goodwill.

     Interest Expense. Interest expense for the year ended December 31, 2000 decreased $1.7 million, or 52%, to $1.6 million from $3.3 million for the year ended December 31, 1999. This decrease was due primarily to a reduction of long-term debt under our term loan and revolving credit facilities from $31.2 million at December 31, 1999 to $15.0 million at December 31, 2000. We retired $27.9 million of long-term debt under our term loan facility during February 2000 with a portion of the proceeds from our initial public offering.

     Unusual Charges. Unusual charges for the year ended December 31, 2000 were $1.5 million. The charge was primarily for compensation expense associated with the employment agreement of an executive officer. The terms of the agreement entitled the officer to a sum equal to an outstanding note and accrued interest, totaling $1.2 million at December 31, 1999, upon the sale of our Class A common stock in an initial public offering. We completed our initial public offering on January 27, 2000, and, pursuant to the terms of the agreement, we recorded compensation expense for the amount of the note and accrued interest, including related payroll burdens, totaling $1.3 million. In addition, we recorded relocation expenses totaling $208,000 associated with the consolidation of two facilities following the acquisition of Porta-Test.

     Revaluation Gain on Postretirement Benefit Liability. In December 2000, we changed our method of accounting for gains and losses on our postretirement benefit obligation. Rather than record gains and losses to the income statement, we now amortize gains or losses that exceed 10% of our accumulated postretirement benefit obligation over the expected remaining lives of the participants. Therefore, we did not record a gain or loss on the revaluation of postretirement benefit liability for the year ended December 31, 2000. During the year ended December 31, 1999, a revaluation gain on postretirement benefit liability of $1.0 million was recorded due to a change in the actuarial discount rate used to calculate the net present value of the underlying liability.

     Provision for Income Taxes. Income tax expense for the year ended December 31, 2000 increased $3.8 million, or 245%, to $5.3 million from $1.5 million for the year ended December 31, 1999. This increase in income tax expense was primarily due to an increase in income before income taxes, which was $13.0 million for the year ended December 31, 2000 as compared to $2.2 million for the year ended December 31, 1999. This increase in income tax expense was partially offset by a decrease in the effective tax rate from 71% for 1999 to 41% for 2000 primarily due to the impact of non-deductible goodwill expense.

     Cumulative Effect of Change in Accounting Principle. A gain of $10,000, net of tax, was recorded for the year ended December 31, 2000 related to the cumulative effect of a change in the method used to account for gains and losses on our postretirement benefit obligation.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1998

     Revenues. Revenues for the year ended December 31, 1999 decreased $30.9 million, or 15%, to $169.9 million from $200.8 million for the twelve months ended December 31, 1998. The following table summarizes revenues by business segment for the year ended December 31, 1999 and the twelve months ended December 31, 1998:

                                         FOR THE YEAR ENDED   FOR THE TWELVE MONTHS          CHANGE
                                            DECEMBER 31,        ENDED DECEMBER 31     ---------------------
    REVENUES:                                   1999                 1998(1)          DOLLARS    PERCENTAGE
    ---------                            ------------------   ---------------------   --------   ----------
                                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
    Traditional Equipment and
      Services.........................       $ 62,588              $ 71,684          $ (9,096)    (13)%
    Engineered Systems.................         52,518                44,872             7,646      17
    Automation and Control Systems.....         41,843                46,583            (4,740)    (10)
    NATCO Canada.......................         19,757                43,490           (23,733)    (55)
    Corporate and Eliminations.........         (6,758)               (5,799)             (959)    (17)
                                              --------              --------          --------
      Total............................       $169,948              $200,830          $(30,882)    (15)%
                                              ========              ========          ========

---------------

(1) In 1998, we changed our fiscal year end from March 31 to December 31. For comparative purposes, we have presented unaudited statement of operations data for the twelve months ended December 31, 1998.

     Revenues from our traditional equipment and services business segment for the year ended December 31, 1999 decreased $9.1 million, or 13%, to $62.6 million from $71.7 million for the twelve months ended December 31, 1998. This decrease was due to an overall decline in the oil and gas industry during the fourth quarter of 1998 and throughout 1999. This decline was consistent with the reduction in the average number of drilling rigs operating in the United States and Canada from 1,089 in 1998 to 854 in 1999. Affiliated revenues for this business segment were $1.2 million and $700,000 for the year ended December 31, 1999 and the twelve months ended December 31, 1998, respectively.

     Revenues from our engineered systems business segment for the year ended December 31, 1999 increased $7.6 million, or 17%, to $52.5 million from $44.9 million for the twelve months ended December 31, 1998. This increase relates primarily to the acquisition of Cynara, as twelve months of operations were included in the 1999 results versus only one month of operations during 1998. Affiliated revenues for this business segment were $1.7 million and $1.5 million for the year ended December 31, 1999 and the twelve months ended December 31, 1998, respectively.

     Revenues from our automation and control systems business segment for the year ended December 31, 1999 decreased $4.7 million, or 10%, to $41.8 million from $46.6 million for the twelve months ended December 31, 1998. This decrease was due to the completion of a significant project during 1998. Affiliated revenues for this business segment were $2.3 million and $1.1 million for the year ended December 31, 1999 and the twelve months ended December 31, 1998, respectively.

     Revenues from our NATCO Canada business segment for the year ended December 31, 1999 decreased $23.7 million, or 55%, to $19.8 million from $43.5 million for the twelve months ended December 31, 1998. This decrease was due primarily to the overall decline in the oil and gas industry and the completion of significant projects during 1998. Affiliated revenues for this business segment were $1.5 million and $2.5 million for the year ended December 31, 1999 and the twelve months ended December 31, 1998, respectively.

     The change in revenues for corporate and eliminations represents the elimination of revenues of affiliates as discussed above.

     Gross Profit. Gross profit for the year ended December 31, 1999 increased $1.6 million, or 4%, to $42.3 million, from $40.7 million for the twelve months ended December 31, 1998. As a percentage of revenue, gross margins improved to 25% for the year ended December 31, 1999 from 20% for the twelve months ended December 31, 1998. The following table summarizes gross profit by business segment for the year ended December 31, 1999 and the twelve months ended December 31, 1998:

                                                                      FOR THE TWELVE              CHANGE
                                              FOR THE YEAR ENDED       MONTHS ENDED        --------------------
    GROSS PROFIT:                             DECEMBER 31, 1999    DECEMBER 31, 1998(1)    DOLLARS   PERCENTAGE
    -------------                             ------------------   ---------------------   -------   ----------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
    Traditional Equipment and Services......       $16,868                $17,889          $(1,021)       (6)%
    Engineered Systems......................        13,490                  8,045            5,445        68
    Automation and Control Systems..........         8,893                  8,852               41        --
    NATCO Canada............................         3,088                  5,951           (2,863)      (48)
                                                   -------                -------          -------
         Total..............................       $42,339                $40,737          $ 1,602         4%
                                                   =======                =======          =======

---------------

(1) In 1998, we changed our fiscal year end from March 31 to December 31. For comparative purposes, we have presented unaudited statement of operations data for the twelve months ended December 31, 1998.

     Gross profit from our traditional equipment and services business segment for the year ended
December 31, 1999 decreased $1.0 million, or 6%, to $16.9 million from $17.9 million for the twelve months ended December 31, 1998. This decrease was due to a 13% decline in revenues. As a percentage of revenue, gross margins for this business segment were 27% and 25% for the year ended December 31, 1999 and the twelve months ended December 31, 1998, respectively.

     Gross profit from our engineered systems business segment for the year ended December 31, 1999 increased $5.4 million, or 68%, to $13.5 million from $8.0 million for the twelve months ended December 31, 1998. This increase was primarily due to the contribution of $9.2 million from Cynara, included in the 1999 results, as compared to approximately $400,000 contributed by Cynara for the one month of operations included in the 1998 results. As a percentage of revenues, gross margin for this business segment were 26% and 18% for the year ended December 31, 1999 and the twelve months ended December 31, 1998, respectively.

     Gross profit from our automation and control systems business segment remained relatively constant when comparing the year ended December 31, 1999 and the twelve months ended December 31, 1998. As a percentage of revenue, gross margins were 21% and 19% for these periods, respectively.

     Gross profit from our NATCO Canada business segment for the year ended December 31, 1999 decreased $2.9 million, or 48%, to $3.1 million from $6.0 million for the twelve months ended December 31, 1998. Gross profit decreased due to a 55% decline in revenue during the same period. As a percentage of revenue, gross margins were 16% and 14% for the year ended December 31, 1999 and the twelve months ended December 31, 1998, respectively.

     Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 1999 increased $539,000, or 2%, to $32.4 million from $31.9 million for the twelve months ended December 31, 1998. Overall, expenses were reduced in the United States and Canada, due to a downturn in the industry. These expense reductions were offset, however, due to the addition of Cynara, which provided $1.9 million of selling, general and administrative expense for the year ended December 31, 1999. In addition, during 1999 we recorded non-recurring costs of approximately $400,000 primarily associated with the retirement of an officer and approximately $600,000 related to our purchase of stock options previously granted to our chief executive officer. Also in 1999, we revised previous estimates related to the remaining costs associated with the closure of NATCO (UK) Ltd., and reversed these related accruals.

     Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 1999 increased $2.8 million, or 147%, to $4.7 million from $1.9 million for the twelve months ended December 31, 1998. This increase was due primarily to the addition of Cynara, which contributed $3.0 million of depreciation and amortization expense for the year ended December 31, 1999.

     Interest Expense. Interest expense for the year ended December 31, 1999 increased $337,000, or 12%, to $3.3 million from $2.9 million for the twelve months ended December 31, 1998. This increase in interest expense was due primarily to an increase in debt as a result of the acquisition of Cynara in November 1998, partially offset by debt repayments throughout 1999.

     Revaluation Gain on Postretirement Benefit Liability. A revaluation gain on postretirement benefit liability of $1.0 million was recorded during the year ended December 31, 1999 due to a change in actuarial assumptions. No gain was recognized for the twelve months ended December 31, 1998.

     Provision for Income Taxes. Income tax expense for the year ended December 31, 1999 increased $942,000, or 155%, to $1.5 million from $606,000 for the twelve months ended December 31, 1998. This increase was due to the following:
(1) higher state income tax as a greater percentage of revenues for 1999 as compared to 1998 were contributed by Total Engineering Services Testing, Inc. ("TEST"), whose manufacturing facilities are located in the state of Louisiana;
(2) an increase in permanent book-to-tax differences due to the non-deductibility of goodwill amortization related to the Cynara acquisition made in November 1998; and (3) a one-time charge of approximately $300,000 incurred as a deferred state rate adjustment which resulted when a former holding company was liquidated and the resulting assets were transferred to an entity with a lower effective tax rate for deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     As of February 28, 2001, we had cash and working capital of $1.4 million and $49.5 million. As of December 31, 2000, we had cash and working capital of $1.0 million and $49.1 million, as compared to $1.7 million and $25.3 million at December 31, 1999.

     Net cash provided by (used in) operating activities for the years ended December 31, 2000 and 1999, and the nine months ended December 31, 1998 was ($6.3) million, $15.4 million and ($1.5) million, respectively. The decrease in net cash provided by operating activities in 2000 was primarily due to an increase in trade accounts receivable and inventories associated with higher revenues and the new businesses acquired in 2000.

     Net cash used in investing activities for the years ended December 31, 2000 and 1999, and the nine months ended December 31, 1998 was $23.6 million, $2.6 million and $17.1 million, respectively. Our primary use of funds for the year ended December 31, 2000 was the acquisitions of Porta-Test, MPE and ESI, which required the use of $17.1 million, and capital expenditures that required $8.1 million. These capital expenditures consisted primarily of renovations and expansions of our manufacturing plants, technological improvements to management information systems and acquisitions of and improvements to other equipment used in our business, including an upgrade to our membrane manufacturing facility in Pittsburg, California, which was completed in the fourth quarter of 2000. Funds for the Porta-Test acquisition in January 2000 were borrowed from our revolving credit facility. These funds were repaid during February 2000 with the proceeds from our initial public offering. Funds for the MPE acquisition in February 2000 were also provided by our initial public offering. The ESI acquisition was financed with net borrowings of $7.1 million under our revolving credit facilities. Our primary use of funds for the year ended December 31, 1999 and the nine months ended December 31, 1998 was capital expenditures of $3.6 million in 1999 and the acquisition of Cynara in 1998, which required the use of $15.5 million of cash.

     Net cash provided by (used in) financing activities for the years ended December 31, 2000 and 1999, and the nine months ended December 31, 1998 was 29.7 million, ($13.7) million and $20.2 million, respectively. The primary source of funds for financing activities during the year ended December 31, 2000 was our initial public offering of common stock, which provided net proceeds of $46.7 million. These proceeds were used primarily to retire $27.9 million of outstanding debt under a term loan arrangement, to repay $3.0 million borrowed under the revolving credit agreement for the purchase of Porta-Test, and to repay $2.9 million of debt assumed in the acquisitions of Porta-Test and MPE. The use of cash for financing activities during 1999 was due primarily to the repayment of long-term debt. Cash provided by financing activities for the nine months ended December 31, 1998 related to issuances of common stock, and borrowings of long-term debt to finance the Cynara and TEST acquisitions, respectively.

     We maintain revolving credit and term loan facilities, as well as a working capital facility for export sales. The revolving credit facility provides for up to $22.0 million of borrowings in the United States and up to $10.0 million of borrowings in Canada, subject to borrowing base limitations. At December 31, 2000, we had borrowings outstanding under the revolving credit facility of $15.0 million and had issued $2.1 million in outstanding letters of credit under this facility. We amended the revolving credit agreement in October 2000 to extend the maturity date from November 2001 to January 2003, with no other material changes to the terms of the agreement. No borrowings were outstanding under the term loan facility at December 31, 2000. The revolving credit and term loan facility is secured by substantially all of our assets. We were in compliance with all debt covenants as of December 31, 2000. As of December 31, 2000, the weighted average interest rate of our borrowings under the term loan and revolving credit agreement was 8.58%.

     On March 16, 2001, we entered into a new credit facility to finance the acquisition of Axsia. This credit facility consists of a $50.0 million term loan, a $35.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $5.0 million U.K. revolving facility. The term loan matures on March 15, 2006, and each of the revolving facilities matures on March 15, 2004.

     Amounts borrowed under the term loan portion of this new facility currently bear interest at a rate of 7.23% per annum. Amounts borrowed under the revolving portion of this new facility will bear interest as follows:

     - until April 1, 2002, at a rate equal to, at our election, either (1) LIBOR plus 2.25% or (2) a base rate plus 0.75%; and

     - on and after April 1, 2002, at a rate based upon the ratio of funded debt to EBITDA and ranging from, at our election, (1) a high of LIBOR plus 2.50% to a low of LIBOR plus 1.75% or (2) a high of a base rate plus 1.0% to a low of a base rate plus 0.25%.

     We will pay commitment fees of 0.50% per year until April 1, 2002 and 0.30% to 0.50% per year, depending upon the ratio of funded debt to EBITDA, on and after April 1, 2002, in each case on the undrawn portion of the facility.

     Our new credit facility is guaranteed by all of our domestic subsidiaries and is secured by a first priority lien on all our inventory, accounts receivable and other material tangible and intangible assets. We have also pledged 65% of the voting stock of our active foreign subsidiaries.

     Our export sales credit facility provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, of which no borrowings were outstanding as of December 31, 2000. We had issued letters of credit totaling $7.2 million under the export facility as of that date. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the Export-Import Bank of the United States. The export sales credit facility loans mature in July 2003.

     Our capital expenditures generally consist of renovations and expansions of our manufacturing plants, technological improvements to our management information systems and acquisitions of, and improvements to, other equipment we use in our business. For the year ended December 31, 2000, we had capital expenditures of $8.1 million. We believe that our operating cash flow, supported by our borrowing capacity, will be adequate to fund operations throughout 2001. To the extent that we are successful in identifying additional acquisition opportunities during 2001, our ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

INFLATION AND CHANGES IN PRICES

     The costs of materials (e.g., steel) for our products rise and fall with their value in the commodity markets. Generally, increases in raw materials and labor costs are passed on to our customers.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ('SFAS') No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board ("FASB") in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. We adopted SFAS 133 on January 1, 2001, which did not have a material effect on our financial condition or results of operation because we had no derivative arrangements or other financial instruments for trading or speculative purposes at December 31, 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operations are conducted around the world in a number of different countries. Accordingly, future earnings are exposed to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currencies. Our functional currencies are the primary currencies in which we conduct our business in various jurisdictions. The majority of our foreign currency transactions are denominated in the Canadian dollar, which is the functional currency of NATCO Canada. Because these contracts are denominated and settled in the functional currency, risks associated with currency fluctuations are minimized. We do not currently hedge against foreign currency translation risks, and we believe that foreign currency exchange risk is not significant to our operations.

     Our financial instruments are subject to changes in interest rates, including our revolving credit and term loan facility and our working capital facility for export sales. At December 31, 2000, we had no borrowings outstanding under the term loan portion of the revolving credit and term loan facility. At December 31, 2000, outstanding borrowings under our revolving credit agreement totaled $15.0 million. The revolving credit agreement was amended in October 2000 to extend the maturity date of these borrowings from November 2001 to January 2003. Borrowings under our revolving credit agreement bear interest at floating rates. As of December 31, 2000, the weighted average interest rate of our borrowings under this credit facility was 8.58%. There were no borrowings outstanding under the working capital facility for export sales at December 31, 2000.

     Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. Assuming our current level of borrowings, as of December 31, 2000, a 100 basis point increase in interest rates under the borrowings would decrease our current net income and cash flow from operations by less than $100,000. In the event of an adverse change in interest rates, we could take action to mitigate our exposure. Due, however, to the uncertainty of actions that could be taken and the possible effects, this calculation assumes no such actions. Furthermore, this calculation does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     To follow are the consolidated financial statements of the Company for the years ended December 31, 2000 and 1999, and the nine months ended December 31, 1998, as applicable, along with the Independent Auditors' report:

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
NATCO Group Inc.:

     We have audited the accompanying consolidated balance sheets of NATCO Group Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the years ended December 31, 2000 and 1999 and for the nine months ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NATCO Group Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the nine months ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 15 to the Consolidated Financial Statements, the Company changed its method of accounting for postretirement benefits in January 2000.

KPMG LLP

Houston, Texas
February 15, 2001

                       NATCO GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2000            1999
                                                                ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................      $  1,031        $  1,747
  Trade accounts receivable, less allowance for doubtful
     accounts of $1,142 and $545 as of December 31, 2000 and
     1999, respectively.....................................        53,807          33,720
  Inventories...............................................        28,677          20,414
  Notes receivable from director............................            --           1,890
  Deferred income tax assets, net...........................         1,745           1,478
  Income tax receivable.....................................           178             837
  Prepaid expenses and other current assets.................         1,042           1,144
                                                                  --------        --------
     Total current assets...................................        86,480          61,230
Property, plant and equipment, net..........................        23,430          17,806
Goodwill....................................................        36,534          19,083
Deferred income tax assets, net.............................         5,409           6,517
Other assets, net...........................................         1,273           2,194
                                                                  --------        --------
     Total assets...........................................      $153,126        $106,830
                                                                  ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................      $     --        $  4,643
  Notes payable.............................................         1,005              --
  Accounts payable..........................................        23,133          15,127
  Accrued expenses and other................................        12,098          10,900
  Customer advances.........................................         1,163           5,256
                                                                  --------        --------
     Total current liabilities..............................        37,399          35,926
Long-term debt, excluding current installments..............        14,959          26,537
Postretirement benefit liability............................        14,589          15,853
                                                                  --------        --------
     Total liabilities......................................        66,947          78,316
                                                                  --------        --------
Stockholders' equity:
  Preferred stock $.01 par value. 5,000,000 shares
     authorized; no shares outstanding......................            --              --
  Class A Common stock, $.01 par value. Authorized
     45,000,000 shares; issued and outstanding 14,977,354
     and 8,787,520 shares as of December 31, 2000 and 1999,
     respectively...........................................           150              88
  Class B Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 699,874 and 825,836
     shares as of December 31, 2000 and 1999,
     respectively...........................................             7               8
  Additional paid-in capital................................        96,601          43,273
  Accumulated deficit.......................................          (506)         (8,177)
  Treasury stock, 677,238 and 470,188 shares at cost as of
     December 31, 2000 and 1999, respectively...............        (6,316)         (4,550)
  Accumulated other comprehensive loss......................        (1,864)           (886)
  Note receivable from officer and stockholder..............        (1,893)         (1,242)
                                                                  --------        --------
     Total stockholders' equity.............................        86,179          28,514
                                                                  --------        --------
Commitments and contingencies
     Total liabilities and stockholders' equity.............      $153,126        $106,830
                                                                  ========        ========

          See accompanying notes to consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         FOR THE         FOR THE       FOR THE NINE
                                                        YEAR ENDED      YEAR ENDED     MONTHS ENDED
                                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           2000            1999            1998
                                                       ------------    ------------    ------------
Revenues...........................................      $224,552        $169,948        $145,611
Cost of goods sold.................................       162,757         127,609         115,521
                                                         --------        --------        --------
  Gross profit.....................................        61,795          42,339          30,090
Selling, general and administrative expense........        39,456          32,437          24,530
Depreciation and amortization expense..............         5,111           4,681           1,473
Unusual charges....................................         1,528              --              --
Interest expense...................................         1,588           3,256           2,215
Interest cost on postretirement benefit
  liability........................................         1,287           1,048             786
Revaluation loss (gain) on postretirement benefit
  liability........................................            --          (1,016)             53
Interest income....................................          (181)           (256)           (227)
                                                         --------        --------        --------
  Income from continuing operations before
     income taxes..................................        13,006           2,189           1,260
Income tax provision...............................         5,345           1,548             608
                                                         --------        --------        --------
Income before cumulative effect of change in
  accounting principle.............................         7,661             641             652
Cumulative effect of change in accounting principle
  (net of income taxes of $7)......................            10              --              --
                                                         --------        --------        --------
  Net income.......................................      $  7,671        $    641        $    652
                                                         ========        ========        ========
Earnings per share--basic:
Income before cumulative effect of change in
  accounting principle.............................      $   0.52        $   0.07        $   0.08
Cumulative effect of change in accounting
  principle........................................            --              --              --
                                                         --------        --------        --------
  Net income.......................................      $   0.52        $   0.07        $   0.08
                                                         ========        ========        ========
Earnings per share--diluted:
Income before cumulative effect of change in
  accounting principle.............................      $   0.51        $   0.06        $   0.07
Cumulative effect of change in accounting
  principle........................................            --              --              --
                                                         --------        --------        --------
  Net income.......................................      $   0.51        $   0.06        $   0.07
                                                         ========        ========        ========
Basic weighted average number of shares of common
  stock outstanding................................        14,653           9,302           8,243
Diluted weighted average number of shares of common
  stock outstanding................................        15,158           9,953           8,942
Pro forma net income (retroactive of change in
  accounting principle):
  Net income.......................................                      $     43        $    683
  Earnings per share--basic........................                      $     --        $    .08
  Earnings per share--diluted......................                      $     --        $    .08

          See accompanying notes to consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                         COMMON             COMMON
                                          STOCK             STOCK                                             ACCUMULATED
                                         SHARES             CLASS      ADDITIONAL                                OTHER
                                  ---------------------   ----------    PAID-IN     ACCUMULATED   TREASURY   COMPREHENSIVE
                                      A           B        A      B     CAPITAL       DEFICIT      STOCK         LOSS
                                  ----------   --------   ----   ---   ----------   -----------   --------   -------------
Balances at March 31, 1998......   6,666,668         --   $ 67    --    $20,272       $(9,470)    $(4,350)      $(1,100)
Conversion of subordinated
  debt..........................   1,479,258         --     14    --      8,172            --          --            --
Issue common stock for
  acquisition...................          --    500,000     --     5      5,245            --          --            --
Issue common stock..............     504,762         --      5    --      5,295            --          --            --
Employee stock compensation.....          --         --     --    --         23            --          --            --
Stock options repurchased.......          --         --     --    --       (119)           --          --            --
Call option on common stock.....          --         --     --    --         --            --        (200)           --
Comprehensive income
  Net income....................          --         --     --    --         --           652          --            --
  Foreign currency translation
    adjustment..................          --         --     --    --         --            --          --          (321)
Total comprehensive income......          --         --     --    --         --            --          --            --
                                  ----------   --------   ----   ---    -------       -------     -------       -------
Balances at December 31, 1998...   8,650,688    500,000   $ 86   $ 5    $38,888       $(8,818)    $(4,550)      $(1,421)
Issue common stock for
  acquisition...................          --    325,836     --     3      3,419            --          --            --
Stock options repurchased.......          --         --     --    --       (237)           --          --            --
Stock subscription..............     136,832         --      2    --      1,203            --          --            --
Interest on stock subscription
  note receivable...............          --         --     --    --         --            --          --            --
Comprehensive income
  Net income....................          --         --     --    --         --           641          --            --
  Foreign currency translation
    adjustment..................          --         --     --    --         --            --          --           535
Total comprehensive income......          --         --     --    --         --            --          --            --
                                  ----------   --------   ----   ---    -------       -------     -------       -------
Balances at December 31, 1999...   8,787,520    825,836   $ 88   $ 8    $43,273       $(8,177)    $(4,550)      $  (886)
Issue common stock in connection
  with initial public
  offering......................   5,532,904   (354,097)    55    (3)    46,632            --          --            --
Conversion of Class B shares to
  Class A shares................     190,010   (190,010)     2    (2)        --            --          --            --
Issue common stock for
  acquisition...................          --    418,145     --     4      4,073            --          --            --
Issue treasury shares as partial
  settlement of a note
  receivable from director......    (173,050)        --     (2)   --         --            --      (1,523)           --
Treasury shares reacquired......     (34,000)        --     --    --         --            --        (243)           --
Issue stock subscription note
  receivable....................          --         --     --    --      1,260            --          --            --
Interest on stock subscription
  note receivable...............          --         --     --    --         --            --          --            --
Receipt for stock subscribed
  note receivable...............          --         --     --    --         --            --          --            --
Issuances related to benefit
  plans.........................     673,970         --      7    --      1,363            --          --            --
Comprehensive income
  Net income....................          --         --     --    --         --         7,671          --            --
  Foreign currency translation
    adjustment..................          --         --     --    --         --            --          --          (978)
Total comprehensive income......          --         --     --    --         --            --          --            --
                                  ----------   --------   ----   ---    -------       -------     -------       -------
Balances at December 31, 2000...  14,977,354    699,874   $150   $ 7    $96,601       $  (506)    $(6,316)      $(1,864)
                                  ==========   ========   ====   ===    =======       =======     =======       =======


                                     NOTE          TOTAL
                                  RECEIVABLE    STOCKHOLDERS
                                     FROM          EQUITY
                                  STOCKHOLDER    (DEFICIT)
                                  -----------   ------------
Balances at March 31, 1998......        --          5,419
Conversion of subordinated
  debt..........................        --          8,186
Issue common stock for
  acquisition...................        --          5,250
Issue common stock..............        --          5,300
Employee stock compensation.....        --             23
Stock options repurchased.......        --           (119)
Call option on common stock.....        --           (200)
Comprehensive income
  Net income....................        --            652
  Foreign currency translation
    adjustment..................  --......           (321)
                                                   ------
Total comprehensive income......        --            331
                                    ------         ------
Balances at December 31, 1998...        --         24,190
Issue common stock for
  acquisition...................        --          3,422
Stock options repurchased.......        --           (237)
Stock subscription..............    (1,205)            --
Interest on stock subscription
  note receivable...............       (37)           (37)
Comprehensive income
  Net income....................        --            641
  Foreign currency translation
    adjustment..................        --            535
                                                   ------
Total comprehensive income......        --          1,176
                                    ------         ------
Balances at December 31, 1999...    (1,242)        28,514
Issue common stock in connection
  with initial public
  offering......................        --         46,684
Conversion of Class B shares to
  Class A shares................        --             --
Issue common stock for
  acquisition...................        --          4,077
Issue treasury shares as partial
  settlement of a note
  receivable from director......        --         (1,525)
Treasury shares reacquired......        --           (243)
Issue stock subscription note
  receivable....................    (1,260)            --
Interest on stock subscription
  note receivable...............       (56)           (56)
Receipt for stock subscribed
  note receivable...............       665            665
Issuances related to benefit
  plans.........................        --          1,370
Comprehensive income
  Net income....................        --          7,671
  Foreign currency translation
    adjustment..................        --           (978)
                                                   ------
Total comprehensive income......        --          6,693
                                    ------         ------
Balances at December 31, 2000...    (1,893)        86,179
                                    ======         ======

          See accompanying notes to consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                          FOR THE
                                                           FOR THE YEAR ENDED   FOR THE YEAR ENDED   NINE MONTHS ENDED
                                                              DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
                                                                  2000                 1999                1998
                                                           ------------------   ------------------   -----------------
Cash flows from operating activities:
  Net income.............................................       $  7,671             $    641            $    652
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Deferred income tax provision (benefit)..............          1,611                1,107                 (16)
    Depreciation and amortization expense................          5,111                4,681               1,473
    Noncash interest income..............................            (85)                (211)                 --
    Interest cost on postretirement benefit liability....          1,287                1,048                 786
    Gain on sale of property, plant and equipment........           (110)                (560)                (49)
    Loss (gain) on revaluation of postretirement benefit
      liability..........................................             --               (1,016)                 53
    Cumulative effect of change in accounting
      principle..........................................            (10)                  --                  --
    Other, net...........................................            (77)                 (60)                366
    Change in assets and liabilities:
      (Increase) decrease in restricted cash.............             --                  883                (334)
      (Increase) decrease in trade accounts receivable...        (14,230)               9,296               2,853
      (Increase) decrease in inventories.................         (6,647)               2,858                 570
      (Increase) decrease in prepaid and other current
        assets...........................................           (482)                 391                 874
      Increase (decrease) in other income taxes..........            633                  234              (1,642)
      Decrease in long-term assets.......................            418                   --                  --
      Increase (decrease) in accounts payable............          4,221               (3,707)             (5,834)
      Decrease in accrued expenses and other.............           (742)              (2,609)             (1,894)
      Increase (decrease) in customer advances...........         (4,819)               2,415                 692
                                                                --------             --------            --------
        Net cash provided by (used in) operating
          Activities.....................................         (6,250)              15,391              (1,450)
                                                                --------             --------            --------
Cash flows from investing activities:
  Capital expenditures for property, plant and
    equipment............................................         (8,137)              (3,593)             (1,636)
  Proceeds from sales of property, plant and equipment...            575                  977                  66
  Acquisitions, net of working capital acquired..........        (17,126)                  --             (15,499)
  Repayment of related party note receivable.............          1,059                   --                  --
                                                                --------             --------            --------
        Net cash used in investing activities............        (23,629)              (2,616)            (17,069)
                                                                --------             --------            --------
Cash flows from financing activities:
  Net repayments under revolving credit agreements.......             --               (1,585)             (2,562)
  Change in bank overdrafts..............................          2,864               (1,878)               (156)
  Net borrowings.........................................             --                   --              39,477
  Net borrowing (repayments) under long-term revolving
    credit facilities....................................          8,932               (3,852)                 --
  Repayments of long-term debt...........................        (27,858)              (5,357)            (20,631)
  Issuance of common stock, net..........................         46,738                   --               5,300
  Issuance of common stock for benefit plans.............            156                   --                  --
  Payments on postretirement benefit liability...........         (1,772)                (524)               (446)
  Receipt as partial payment of the net present value of
    postretirement benefit liability of affiliate........            600                  475                  --
  Repurchase of treasury shares..........................           (243)                  --                  --
  Other, principally bank and IPO fees...................            285                 (980)               (803)
                                                                --------             --------            --------
        Net cash provided by (used in) financing
          activities.....................................         29,702              (13,701)             20,179
                                                                --------             --------            --------
Effect of exchange rate changes on cash and cash
  equivalents............................................           (539)                 293                (221)
                                                                --------             --------            --------
Increase (decrease) in cash and cash equivalents.........           (716)                (633)              1,439
Cash and cash equivalents at beginning of period.........          1,747                2,380                 941
                                                                --------             --------            --------
Cash and cash equivalents at end of period...............       $  1,031             $  1,747            $  2,380
                                                                ========             ========            ========
Cash payments for:
  Interest...............................................       $  1,061             $  3,285            $  2,045
  Income taxes...........................................       $  1,903             $    751            $  2,093
Significant non-cash investing and financing activities:
  Issuance of common stock for acquisition...............       $  4,077             $  3,422            $  5,250
  Conversion of subordinated debt........................             --                   --            $  8,172
  Debt assumed in acquisition............................       $  2,862                   --                  --
  Partial settlement of note arrangement with treasury
    shares...............................................       $  1,525                   --                  --
  Promissory note issued for business acquisition........       $  1,026                   --                  --
  Related party note receivable issued for stock
    subscribed...........................................       $  1,260                   --                  --

          See accompanying notes to consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

     NATCO Group Inc. ("NATCO") was formed in June 1988 by Capricorn Investors, L.P., which led a group of investors who provided capital for the Company to acquire several businesses from Combustion Engineering, Inc. ("C-E"). On June 21, 1989, the Company acquired from C-E all of the outstanding common stock of W.S. Tyler, Incorporated ("Tyler"), and National Tank Company, as well as the net assets of certain foreign affiliates. The accompanying consolidated financial statements and all related disclosures include the results of operations of the Company and its majority-owned subsidiaries for the years ended December 31, 2000 and 1999, and the nine months ended December 31, 1998.

     During 1992, NATCO contributed its common stock investment in Tyler and $5.5 million in cash to Process Technology Holdings, Inc. ("PTH") in exchange for all of the issued and outstanding common stock of PTH. In 1992 and 1993, PTH and NATCO sold certain shares of PTH common stock to third parties and, during 1997, the Company completed a tax-free spin off of PTH to its stockholder.

     On June 30, 1997, NATCO acquired Total Engineering Services Team, Inc. ("TEST"), and on November 20, 1998, NATCO acquired The Cynara Company ("Cynara"). The Company acquired Porta-Test International, Inc. ("Porta-Test") on January 24, 2000.

     On January 27, 2000, the Company completed an initial public offering of 7,500,000 shares of its Class A common stock at a price of $10.00 per share (4,053,807 shares issued by the Company and 3,446,193 shares issued by selling stockholders). On February 3, 2000, the underwriter exercised its over-allotment option that resulted in the issuance of 1,125,000 additional shares of Class A common stock.

     On February 8, 2000 and April 4, 2000, NATCO acquired Modular Production Equipment, Inc. ("MPE") and Engineering Specialties, Inc. ("ESI"), respectively.

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

     Concentration of Credit Risk. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. However, for the year ended December 31, 2000, one customer, Carigali-Triton Operating Company, SDN BHD ("CTOC") through its general contractor, Samsung, provided revenues of $45.9 million or approximately 20% of total revenues. No other customer provided more than 10% of revenues for the year ended December 31, 2000. No customer provided more than 10% of revenues for the year ended December 31, 1999 or the nine months ended December 31, 1998. See Note 22, Industry Segments and Geographic Information.

     Cash Equivalents. The Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

     Restricted Cash. At December 31, 1998 cash in the amount of $883,000 was pledged as collateral on outstanding letters of credit related to performance and warranty guarantees, and was classified as restricted cash on the balance sheet. No restricted cash existed at December 31, 2000 or December 31, 1999.

     Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the last in, first out ("LIFO") method for NATCO domestic inventories, average cost for TEST inventories and the first in, first out ("FIFO") method for all other inventories.

     Property, Plant and Equipment. Property, plant and equipment are stated at cost less an allowance for depreciation. Depreciation on plant and equipment is calculated using the straight-line method over the assets' estimated useful lives. Maintenance and repair costs are expensed as incurred; renewals and betterments are capitalized. Upon the sale or retirement of properties, the accounts are relieved of the cost and the related accumulated depreciation, and any resulting profit or loss is included in income. The carrying values of property, plant and equipment by location are reviewed annually and more often if there are indications that these assets may be impaired.

     Goodwill. Goodwill is being amortized on a straight-line basis over periods of 20 to 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization over its remaining life can be recovered through undiscounted future operating cash flows. Based on its most recent analysis, the Company's management believes that no material impairment of goodwill exists at December 31, 2000. Amortization expense for the years ended December 31, 2000 and 1999, and the nine months ended December 31, 1998 was $2.0 million, $739,000 and $167,000, respectively. Accumulated amortization at December 31, 2000 and December 31, 1999 was $2.8 million and $1.1 million, respectively.

     Other Assets, Net. Other assets consist of prepaid pension assets, long-term deposits, deferred financing costs and covenants not to compete. Deferred financing costs and covenants not to compete are being amortized over the term of the related agreements. Amortization expense for the years ended December 31, 2000 and 1999, and for the nine months ended December 31, 1998 was $554,000, $570,000, and $244,000, respectively.

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

     Revenue Recognition. Revenues from significant contracts (NATCO contracts greater than $250,000 and longer than four months in duration and all TEST contracts and orders) are recognized on the percentage of completion method. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the year in which the changes become known. Earned revenue reflects the original contract price adjusted for agreed claims and change order revenues, if any. Losses expected to be incurred on jobs in progress, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Customers typically retain an interest in uncompleted projects. Other revenues and related costs are recognized when products are shipped or services are rendered to the customer.

     Stock-Based Compensation. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provision of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     Research and Development. Research and development costs are charged to operations in the year incurred. The cost of equipment used in research and development activities, which has alternative uses, is capitalized as equipment and not treated as an expense of the period. Such equipment is depreciated over estimated lives of 5 to 10 years. Research and development expenses totaled $1.8 million, $1.9 million and

$1.0 million for the years ended December 31, 2000 and 1999, and for the nine months ended December 31, 1998, respectively.

     Warranty Costs. Estimated future warranty obligations related to products are charged to cost of goods sold in the period in which the related revenue is recognized. Additionally, the Company provides some of its customers with letters of credit covering potential warranty claims. At December 31, 2000 and December 31, 1999, the Company had $931,000 and $1.8 million, respectively, in outstanding letters of credit related to warranties.

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

     Translation of Foreign Currencies. Financial statement amounts related to foreign operations are translated into their United States dollar equivalents at exchange rates as follows: (1) balance sheet accounts at year-end exchange rates, and (2) statement of operations accounts at the weighted average exchange rate for the period. The gains or losses resulting from such translations are deferred and included in accumulated other comprehensive loss as a separate component of stockholders' equity. Gains or losses from foreign currency transactions are reflected in the consolidated statements of operations.

     Use of Estimates. The Company's management has made estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the amounts of revenues and expenses recognized during the period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Earnings per Common Share. Basic earnings per share excludes the dilutive effect of common stock equivalents. The diluted earnings per common and common equivalent share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. For the purposes of this calculation, outstanding employee stock options are considered common stock equivalents. In conformity with Securities and Exchange Commission requirements, common stock, options and warrants, or other potentially dilutive instruments which have been issued for nominal consideration during the periods covered by the income statements presented, are reflected in earnings per share calculations for all periods presented. Anti-dilutive stock options were excluded from the calculation of common stock equivalents. The impact of these anti-dilutive shares would have been a reduction of 36,000 shares for the year ended December 31, 2000. There were no anti-dilutive stock options for the year ended December 31, 1999 and the nine months ended December 31, 1998.

     The following table presents earnings per common share amounts computed using SFAS 128:

                                                                  NET                 PER SHARE
    PERIOD ENDED                                                 INCOME    SHARES      AMOUNTS
    ------------                                                 ------    -------    ---------
                                                                  (IN THOUSANDS, EXCEPT SHARE
                                                                     AND PER SHARE AMOUNTS)
    Nine months ended December 31, 1998
    Basic EPS................................................    $  652      8,243      $0.08
    Effect of dilutive securities:
    Options..................................................        --        699      (0.01)
                                                                 ------    -------      -----
    Diluted EPS..............................................    $  652      8,942      $0.07
                                                                 ======    =======      =====
    Year ended December 31, 1999
    Basic EPS................................................    $  641      9,302      $0.07
    Effect of dilutive securities
    Options..................................................        --        651      (0.01)
                                                                 ------    -------      -----
    Diluted EPS..............................................    $  641      9,953      $0.06
                                                                 ======    =======      =====
    Year ended December 31, 2000
    Basic EPS................................................    $7,671     14,653      $0.52
    Effect of dilutive securities
    Options..................................................        --        505      (0.01)
                                                                 ------    -------      -----
    Diluted EPS..............................................    $7,671     15,158      $0.51
                                                                 ======    =======      =====

(3) CAPITAL STOCK

     On November 18, 1998, the Company's charter was amended to divide its common stock into two classes: Class A common stock (45,000,000 shares) and Class B common stock (5,000,000 shares). The two classes of common stock have the same relative rights and preferences except the holders of the Class B common stock have the right, voting separately as a class, to elect one member of the Company's board of directors. Class B shares may be converted by the holder to Class A shares at any time, and will automatically convert to Class A shares on January 1, 2002.

     On January 27, 2000, the Company completed an initial public offering of 7,500,000 shares of Class A common stock at a price of $10.00 per share (4,053,807 shares issued by the Company and 3,446,193 shares issued by selling stockholders). The proceeds to the Company, less underwriting fees, were $37.7 million. These funds were used to retire debt of $27.9 million under the term loan facility, to repay borrowings of $3.0 million under the revolving credit facility used to acquire Porta-Test, to retire $2.2 million of Porta-Test debt acquired, to pay offering costs of $1.5 million and to fund other working capital needs. On February 3, 2000, the underwriter exercised its over-allotment option, which resulted in the issuance of 1,125,000 additional shares of Class A common stock and proceeds of $10.5 million, net of underwriter's fees. Proceeds from the over-allotment were used to complete the acquisition of MPE including the repayment of $685,000 of debt acquired, and for other working capital needs.

     During 1997, the Company provided a loan of $1.5 million (at an interest rate of 10% per annum) to a director of the Company who is also an affiliate of Capricorn Holdings, Inc. ("Capricorn"). In March 1998, the related promissory note was amended to change the interest rate to 11% per annum. The principal was to be due on the date on which Capricorn distributed its holdings of NATCO's common stock to its partners. During 1998, the Company acquired an option at a cost of approximately $200,000 to purchase 173,050 shares of NATCO's common stock from the director at a price of $8.81 per share. At the Company's option, the note provided that the obligation could be repaid with shares of NATCO's common stock. The cost to acquire this option was recorded as treasury stock in the accompanying consolidated balance sheets. During February 2000, the Company exercised its option to acquire 173,050 shares of NATCO's Class A common stock from the director for $1.5 million, which reduced the note due from the director by this amount. The shares were recorded as treasury stock at cost in the accompanying consolidated balance sheet. The balance of the note due from the director was repaid in June 2000.

     In September 1999 and June 2000, 325,836 Class B shares and 418,145 Class B shares, respectively, were issued to the former shareholders of The Cynara Company ("Cynara"), in connection with the achievement of certain performance criteria defined in the November 1998 purchase agreement. Goodwill was increased $3.4 million in 1999 and $4.1 million in 2000, as a result of these transactions.

     In October 2000, the Company's board of directors approved a stock repurchase plan under which up to 750,000 shares of the Company's Class A common stock could be acquired. During November 2000, the Company reacquired 34,000 shares of its Class A common stock under this repurchase plan for $242,000, an average cost of $7 per share. The cost to reacquire these shares has been recorded as treasury stock at December 31, 2000.

(4) ACQUISITIONS

     On November 20, 1998, the Company completed the acquisition of Cynara from a group of private investors for $5.3 million in cash, the assumption of $10.1 million in Cynara bank debt, and the issuance of 500,000 shares of NATCO Class B common stock valued at $5.3 million. The purchase agreement also stipulated that NATCO may be required to issue up to an additional 1,400,000 shares of Class B common stock to Cynara's former shareholders based on certain performance criteria defined in the purchase agreement. The Company issued 325,836 Class B shares and 418,145 Class B shares in September 1999 and June 2000, respectively, as per this agreement, which resulted in an increase in goodwill. See Note 3, Capital Stock. The funds used for the acquisition of Cynara were provided by $5.3 million of equity and proceeds of borrowings from a senior credit facility provided by a syndicate of major international banks. The acquisition was accounted for as a purchase and the results of Cynara have been included in the consolidated financial statements since the date of acquisition. Goodwill at December 31, 2000 and 1999 was $17.6 million and $13.5 million, respectively. Accumulated amortization was $1.4 million and $577,000 for the respective periods.

     The Company acquired all the outstanding common stock of Porta-Test on January 24, 2000, for approximately $6.3 million in cash, net of cash acquired, which included payment of specific accrued liabilities of the former company and the purchase of certain proprietary intellectual property of an associated U.S. company, the issuance of a one-year promissory note for $1.0 million denominated in Canadian dollars and a payment contingent upon certain operating criteria being met. See Note 19, Commitments and Contingencies. This acquisition has been accounted for using the purchase method of accounting, and results of operations for Porta-Test have been included in NATCO's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the Porta-Test acquisition were $5.7 million and $277,000, respectively, at December 31, 2000.

     The Company acquired all the outstanding common stock of MPE on February 8, 2000, for approximately $2.4 million in cash, net of cash acquired, and the issuance of a one-year promissory note for $338,000, which accrues interest at 10% per annum. This acquisition has been accounted for using the purchase method of accounting, and results of operations for MPE have been included in NATCO's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the MPE acquisition were $3.4 million and $169,000, respectively, at December 31, 2000.

     The Company acquired all the outstanding common stock of ESI on April 4, 2000 for approximately $7.1 million, net of cash and cash equivalents acquired, subject to adjustment. This acquisition, which was financed with borrowings of $7.1 million under the existing revolving credit facility and borrowings of $2.6 million under the existing export sales facility, was accounted for using the purchase method of accounting, and results of operations for ESI have been included in NATCO's consolidated financial statements since the date of acquisition. The final purchase price adjustment had not been determined as of December 31, 2000. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the ESI acquisition were $6.0 million and $212,000, respectively, at December 31, 2000.

(5) UNUSUAL CHARGES

     Pursuant to an employment agreement, an executive officer was entitled to a bonus upon the occurrence of any sale or public offering of the Company. The bonus equaled one and one-half percent (1.5%) of the value of all securities owned by stockholders of the Company prior to the sale or offering, including common stock valued at the price per share received in either the sale or public offering, and any debt held by such stockholders. In July 1999, the Company amended the employment agreement to eliminate the bonus and agreed to loan the officer $1.2 million to purchase 136,832 shares of common stock. Per the agreement, the officer would receive a bonus equal to the outstanding principal and interest of the note upon the sale or public offering of the Company. During February 2000, after the Company completed an initial public offering of its Class A common stock, NATCO recorded expense of $1.3 million in settlement of its obligation under this agreement. The officer used the proceeds, net of tax, to repay the Company approximately $665,000. The outstanding balance of this note at December 31, 2000, was $616,000. The loan accrues interest at 6% annually.

     During the first quarter of 2000, NATCO incurred relocation charges of approximately $208,000 associated with the consolidation of an existing Company facility with a facility that was acquired in connection with the acquisition of Porta-Test.

(6) INVENTORIES

     Inventories consisted of the following amounts:

                                                                    DECEMBER 31,    DECEMBER 31,
                                                                        2000            1999
                                                                    ------------    ------------
                                                                           (IN THOUSANDS)
    Finished goods..............................................      $ 7,641         $ 6,828
    Work-in-process.............................................       10,403           4,745
    Raw materials and supplies..................................       11,203           9,106
                                                                      -------         -------
    Inventories at FIFO.........................................       29,247          20,679
    Excess of FIFO over LIFO cost...............................         (570)           (265)
                                                                      -------         -------
                                                                      $28,677         $20,414
                                                                      =======         =======

     At December 31, 2000 and December 31, 1999, inventories valued using the LIFO method and included above amounted to $22.3 million and $14.6 million, respectively. For the year ended December 31, 1999, liquidations of LIFO layers resulted in a reduction of cost of sales of $21,000. There were no reductions in the LIFO layers for the year ended December 31, 2000 and the nine months ended December 31, 1998.

(7) COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Cost and estimated earnings on uncompleted contracts were as follows:

                                                                    DECEMBER 31,    DECEMBER 31,
                                                                        2000            1999
                                                                    ------------    ------------
                                                                           (IN THOUSANDS)
    Cost incurred on uncompleted contracts......................      $67,477         $47,533
    Estimated earnings..........................................       34,475          15,625
                                                                      -------         -------
                                                                      101,952          63,158
    Less billings to date.......................................       91,301          64,656
                                                                      -------         -------
                                                                      $10,651         $(1,498)
                                                                      =======         =======
    Included in accompanying balance sheets under the following captions:
      Trade accounts receivable.................................      $10,651         $   866
      Customer advances.........................................           --          (2,364)
                                                                      -------         -------
                                                                      $10,651         $(1,498)
                                                                      =======         =======

(8) PROPERTY, PLANT AND EQUIPMENT, NET

     The components of property, plant and equipment, were as follows:

                                                        ESTIMATED
                                                          USEFUL         DECEMBER 31,    DECEMBER 31,
                                                      LIVES (YEARS)          2000            1999
                                                     ----------------    ------------    ------------
                                                                                (IN THOUSANDS)
    Land and improvements........................              --          $  1,789        $  1,666
    Buildings and improvements...................        20 to 40            10,458           6,995
    Machinery and equipment......................         3 to 12            22,432          19,004
    Office furniture and equipment...............         3 to 12             4,331           3,409
    Less accumulated depreciation................                           (15,580)        (13,268)
                                                                           --------        --------
                                                                           $ 23,430        $ 17,806
                                                                           ========        ========

     Depreciation expense was $3.1 million, $3.7 million and $1.3 million, respectively, for the years ended December 31, 2000 and 1999, and for the nine months ended December 31, 1998. The Company leases certain machinery and equipment to its customers, generally for periods of one month to one year. The cost of leased machinery and equipment was $5.1 million and $3.0 million, and the related accumulated depreciation was $3.4 million and $2.2 million, at December 31, 2000 and 1999, respectively. Lease and rental income of $581,000, $450,000 and $536,000 for the years ended December 31, 2000 and 1999, and the nine months ended December 31, 1998, respectively, were included in revenues.

(9) OTHER ASSETS, NET

     Other assets consisted of the following:

                                                                    DECEMBER 31,    DECEMBER 31,
                                                                        2000            1999
                                                                    ------------    ------------
                                                                           (IN THOUSANDS)
    Deferred financing costs....................................       $  433          $  656
    Deferred costs of public offering...........................           --             572
    Covenants not to compete....................................          273             542
    Prepaid pension asset.......................................          187             206
    Other.......................................................          380             218
                                                                       ------          ------
                                                                       $1,273          $2,194
                                                                       ======          ======

     Deferred financing costs are amortized over the life of the related debt instruments (three and five years). Accumulated amortization was $552,000 and $294,000 at December 31, 2000 and 1999, respectively.

(10) ACCRUED EXPENSES AND OTHER

     Accrued expense and other consisted of the following:

                                                                    DECEMBER 31,    DECEMBER 31,
                                                                        2000            1999
                                                                    ------------    ------------
                                                                           (IN THOUSANDS)
    Accrued compensation and benefits...........................      $ 7,683         $ 7,509
    Accrued insurance reserves..................................        1,012             502
    Warranty and product reserves...............................          900           1,251
    Taxes.......................................................          700             425
    Other.......................................................        1,803           1,213
                                                                      -------         -------
         Total..................................................      $12,098         $10,900
                                                                      =======         =======

     During the nine months ended December 31, 1998, the Company revised its previous estimate of accrued insurance reserves resulting in a reduction of insurance expense of $1.2 million.

(11) SHORT-TERM DEBT

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

(12) LONG-TERM DEBT

     The consolidated borrowings of the Company are as follows:

                                                                    DECEMBER 31,    DECEMBER 31,
                                                                        2000            1999
                                                                    ------------    ------------
                                                                           (IN THOUSANDS)
    BANK DEBT
    Term loan with variable interest rate (8.98% at December 31,
      1999) and quarterly payments of principal ($1,161) and
      interest, due November 30, 2003...........................           --          27,858
    Revolving credit bank loans with variable interest rate
      (8.58% and 8.04% at December 31, 2000 and 1999,
      respectively) quarterly payment of interest, due January
      1, 2003...................................................       14,959           3,322
                                                                      -------         -------
         Total..................................................       14,959          31,180
         Less current installments..............................           --          (4,643)
                                                                      -------         -------
         Long-term debt.........................................      $14,959         $26,537
                                                                      =======         =======

     For the next five years ended December 31, the aggregate future maturities of long-term debt of $15.0 million are due in 2003. No annual future maturities are due in 2001, 2002, 2004 or 2005.

     On November 20, 1998, a revolving credit and term loan facility was put into place with a syndicate of major international banks. The credit facility provides for a $32.0 million revolving credit line ($22.0 million available in the U.S., $10.0 million available in Canada) to finance eligible accounts receivable and inventories, and a $32.5 million term loan. Indebtedness under the credit facility bears interest at a floating rate based, at the Company's option, upon (i) the Base Rate, or Canadian prime rate with respect to Base Rate Loans, plus the Margin Percentage or (ii) the London Interbank Offered Rate for one, two, three or six months, plus the Margin Percentage. The Margin Percentage for Base Rate and Canadian prime rate loans varies from 1.00% to 0.00% depending on the Company's debt to capitalization ratio; and the Margin Percentage for Eurodollar loans varies from 2.50% to 1.00% depending on the Company's debt to capitalization ratio. The term borrowings mature on November 30, 2003. During October 2000, the Company amended the revolving credit and term loan facility to extend the maturity date of the revolving credit facility to January 1, 2003. These agreements contain affirmative covenants including financial requirements related to minimum net worth, debt to capitalization ratio, and fixed charge coverage ratio, as well as restrictions on NATCO making any distributions of any property or cash to the Company in excess of an agreed sum without prior lender approval, and requires commitment fees in accordance with standard banking practices. The loan is collateralized by substantially all the assets of the Company and its subsidiaries, as well as a guarantee by the Company. As of December 31, 2000, the Company was in compliance with all restrictive covenants. NATCO had letters of credit outstanding under the revolving credit facility totaling $2.1 million at December 31, 2000. These letters of credit constitute contract performance and warranty collateral and expire at various dates through September 2002.

     The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, of which no borrowings were outstanding as of December 31, 2000. The Company had issued letters of credit under this facility that totaled $7.2 million as of December 31, 2000. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2003.

     During the first quarter of 2000, NATCO retired all outstanding debt under the term loan facility utilizing the proceeds from the initial public offering of the Company's Class A common stock. In addition, the Company borrowed $3.0 million under the revolving credit facility to finance the acquisition of Porta-Test, which was repaid during February 2000. The Company borrowed $7.1 million under the revolving credit facility and $2.6 million under the facility for export sales during April 2000 to finance the purchase of ESI. In August 2000, the Company retired all outstanding borrowings under the export sales facility. Net borrowings under the revolving credit facility for the year ended December 31, 2000 were $11.6 million.

     Dividend Restrictions. With respect to its credit facilities, NATCO has agreed that it will not make any distributions of any property or cash to the Company or its stockholders' in excess of $2.0 million for 1999, and $2.2 million for any year thereafter, plus 50% of excess cash flow beginning in 2001.

(13) INCOME TAXES

     Income tax expense (benefit) consisted of the following components:

                                                            YEAR            YEAR        NINE MONTHS
                                                           ENDED           ENDED           ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            2000            1999            1998
                                                        ------------    ------------    ------------
                                                                       (IN THOUSANDS)
    Current:
      Federal.......................................       $2,569          $   --          $  --
      State.........................................          206             240            129
      Foreign.......................................          959             201            495
                                                           ------          ------          -----
                                                            3,734             441            624
                                                           ------          ------          -----
    Deferred:
      Federal.......................................        1,279             912             77
      State.........................................          167             104             36
      Foreign.......................................          165              91           (129)
                                                           ------          ------          -----
                                                            1,611           1,107            (16)
                                                           ------          ------          -----
                                                           $5,345          $1,548          $ 608
                                                           ======          ======          =====

     Temporary differences related to the following items that give rise to deferred tax assets and liabilities were as follows:

                                                                    DECEMBER 31,    DECEMBER 31,
                                                                        2000            1999
                                                                    ------------    ------------
                                                                           (IN THOUSANDS)
    Deferred tax assets:
      Postretirement benefit liability..........................       $5,324          $5,786
      Accrued liabilities.......................................        2,585           2,437
      Net operating loss carry forward..........................          559             699
      Accounts receivable.......................................          254             197
      Property, plant and equipment.............................           64              15
                                                                       ------          ------
         Total deferred tax assets..............................       $8,786          $9,134
                                                                       ------          ------
    Deferred tax liabilities:
      Inventory.................................................       $  871          $  934
      Property, plant and equipment.............................          692             118
      Pension assets............................................           69              88
                                                                       ------          ------
         Total deferred tax liabilities.........................        1,632           1,140
                                                                       ------          ------
         Net deferred tax assets................................       $7,154          $7,994
                                                                       ======          ======

     At December 31, 2000 and 1999, the Company did not record a valuation allowance related to its deferred tax assets because it was the opinion of management that future operations will more likely than not generate sufficient taxable income to realize the deferred tax assets. At December 31, 2000, the company had net operating loss carry-forwards for federal income tax purposes of $1.5 million that were available to offset future federal income tax, if any, through 2020.

     Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 34% to income from continuing operations before income taxes as a result of the following:

                                                                                        NINE MONTHS
                                                         YEAR ENDED      YEAR ENDED        ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            2000            1999            1998
                                                        ------------    ------------    ------------
                                                                       (IN THOUSANDS)
    Income tax expense computed at statutory rate...       $4,422          $  744           $428
    State income tax expense net of federal income
      tax effect....................................          303             262             87
    Foreign income tax expense (benefit) net of
      federal income tax effect.....................           75            (204)            31
    Foreign losses for which no tax benefit is
      currently available...........................          137              91             49
    Tax benefit of foreign losses not previously
      claimed.......................................           --             (39)           (79)
    Permanent differences, primarily meals and
      entertainment and amortization................          641             390            122
    Deferred state rate adjustment..................           --             235             --
    Research and development tax credit.............         (150)             --             --
    Other...........................................          (83)             69            (30)
                                                           ------          ------           ----
                                                           $5,345          $1,548           $608
                                                           ======          ======           ====

     A provision has not been made for U.S. income taxes that would be payable if undistributed earnings of foreign subsidiaries were distributed to the Company in the form of dividends, since it is management's intention to reinvest such earnings permanently in the related foreign operations. At December 31, 2000, 1999 and 1998, such amounts were not significant.

     Federal income tax returns for fiscal years beginning with 1998 are open for review by the Internal Revenue Service.

(14) STOCKHOLDERS' EQUITY

     CEO Stock Options. In connection with the employment of Nathaniel A. Gregory as the chief executive officer of the Company, the Company granted to him options to purchase National Tank Company common stock that were subsequently converted to options to purchase common stock of the Company. At December 31, 2000 and 1999, these options related to an aggregate of 264,363 shares and 880,104 shares, respectively, of the Company's common stock.

     Stock Appreciation Rights. During 1994, NATCO adopted the National Tank Company Stock Appreciation Rights Plan (the National Tank Plan). The National Tank Plan provided for grants to officers and key employees of NATCO of rights to the appreciation in value of a stated number of shares of NATCO common stock. Value was to be determined by a committee of the NATCO board of directors. The maximum number of rights issuable under the National Tank Plan was 500,000. Rights vested over a three-year period. Compensation expense has been adjusted in connection with the plan for the nine months ended December 31, 1998 to reflect expense of $23,000.

     Individual Stock Options. On July 1, 1997, the board of directors of the Company approved the exchange of rights outstanding under the National Tank Plan, discussed previously, for individual options to purchase common stock of the Company. Furthermore, additional stock options were granted at that time. The exercise price of these options was determined as the fair market value of the common stock at the date of issue. Accordingly, no compensation expense was recorded associated with these grants. The individual stock options granted on July 1, 1997 vested ratably over a period of three or four years. The maximum term of these options was 7.5 years. At December 31, 2000, an aggregate of 764,204 stock options remained outstanding under this plan.

     Stock Option Plans. In January 1998 and February 1998, the Company adopted the Directors Compensation Plan and the Employee Stock Incentive Plan. These plans authorize the issuance of options to purchase up to an aggregate of 760,000 shares of Company common stock. The options vest over periods of up to four years. The maximum term under these options is ten years. At December 31, 2000, 1999 and 1998, options relating to an aggregate of 743,953 shares, 455,085 shares and 464,672 shares, respectively, were outstanding under these plans.

     2000 Employee Stock Option Plan. In November 2000, the board of directors of the Company approved and authorized the issuance of up to 300,000 shares of the Company's common stock for the 2000 Employee Stock Option Plan. No options were granted under this plan as of December 31, 2000.

     The following table summarizes the transactions of the Company's stock option plans for the years ended December 31, 2000 and 1999 and the nine months ended December 31, 1998:

                                                                                        WEIGHTED
                                                                    STOCK OPTIONS       AVERAGE
                                                                       SHARES        EXERCISE PRICE
                                                                    -------------    --------------
    Balance at March 31, 1998...................................      1,555,115          $2.75
      Granted...................................................        262,751          $8.81
      Exercised.................................................        (38,333)         $8.81
      Canceled..................................................        (19,752)         $6.71
                                                                      ---------          -----
    Balance at December 31, 1998................................      1,759,781          $3.48
      Granted...................................................        194,167          $9.25
      Exercised.................................................       (143,334)         $1.51
      Canceled..................................................        (15,417)         $7.58
                                                                      ---------          -----
    Balance at December 31, 1999................................      1,795,197          $4.35
      Granted...................................................        411,035          $9.14
      Exercised.................................................       (674,240)         $2.09
      Canceled..................................................        (23,835)         $8.39
                                                                      ---------          -----
    Balance at December 31, 2000................................      1,508,157          $6.83
    Price range $1.47 -- $2.22 (weighted average remaining
      contractual life of 1.20 years)...........................        286,504          $1.60
    Price $5.03 (weighted average remaining contractual life of
      5.09 years)...............................................        377,700          $5.03
    Price range $8.00 -- $11.69 (weighted average remaining
      contractual life of 8.39 years)...........................        843,953          $9.41

                                                                                        WEIGHTED
                                                                    STOCK OPTIONS       AVERAGE
    EXERCISABLE OPTIONS                                                SHARES        EXERCISE PRICE
    -------------------                                             -------------    --------------
    December 31, 1998...........................................      1,379,638          $2.69
    December 31, 1999...........................................      1,382,858          $3.24
    December 31, 2000...........................................        840,969          $4.95

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined by applying the Black-Scholes Single Option -- Reduced Term valuation method. This valuation model requires management to make highly subjective assumptions about volatility of NATCO's common stock, the expected term of outstanding stock options, the Company's risk-free interest rate and expected dividend payments during the contractual life of the options. Volatility of stock prices was evaluated based upon historical data from the New York Stock Exchange from the date of the initial public offering, January 28, 2000, to February 28, 2001. Volatility was calculated at 59% for the year ended December 31, 2000, but was stepped-down by 10% per year for the next five years to reflect expected stabilization. The following table summarizes other assumptions used to determine pro forma compensation expense under SFAS 123 as of December 31, 2000:

    DATE OF GRANT          NUMBER OF OPTIONS   EXPECTED OPTION LIFE   RISK-FREE RATE
    -------------          -----------------   --------------------   --------------
    Pre-IPO                     952,038         7 to 7.5 years        5.97% - 6.97%
    Pre-IPO                     374,619             5 years           5.29% - 6.31%
    Post-IPO                     60,000             7 years           6.40% - 6.65%
    Post-IPO                    121,500            3.5 years          5.85% - 6.40%

     Risk-free rates were determined based upon U.S. Treasury obligations as of the option date and outstanding for a similar term. The Company does not intend to pay dividends on its common stock during the term of the options outstanding as of December 31, 2000.

     For the year ended December 31, 1999 and the nine months ended December 31, 1998, the Company accounted for its employee stock options under the minimum value method permitted by SFAS 123 under the assumptions of a risk free rate of 5.5% and an expected life of options of 10 years for options issued after March 31, 1998. For options issued prior to March 31, 1998, the risk free rate of return used was 7% and the expected life used was 7.5 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share for the years ended December 31, 2000 and 1999, and the nine months ended December 31, 1998 were as follows:

                                                    YEAR ENDED      YEAR ENDED     NINE MONTHS ENDED
                                                   DECEMBER 31,    DECEMBER 31,      DECEMBER 31,
                                                       2000            1999              1998
                                                   ------------    ------------    -----------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Net earnings--as reported..................       $7,671          $ 641              $ 652
    Net earnings--pro forma....................       $7,106          $ 276              $ 495
    Diluted earnings per share--as reported....       $ 0.51          $0.06              $0.07
    Diluted earnings per share--pro forma......       $ 0.47          $0.03              $0.06

     Because SFAS 123 requires pro forma amounts for options granted beginning in 1995, the pro forma expense will likely increase in future years as the new option grants become subject to the pricing model.

Preferred Stock Purchase Rights

     In May 1998, the board of directors of the Company declared a dividend of one preferred share purchase right ("right") for each outstanding share of common stock and for each share of common stock thereafter issued prior to the time the rights become exercisable. When the rights become exercisable, each right will entitle the holder to purchase one one-hundredth of one share of Series A Junior Participating Preferred Stock at a price of $72.50 in cash. Until the rights become exercisable, they will be evidenced by the certificates or ownership of NATCO's common stock, and they will not be transferable apart from the common stock.

     The rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of the Company's common stock or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of the Company's common stock. If a person or group were to acquire 15% or more of the Company's common stock, each right would become a right to buy that number of shares of common stock that would have a market value of two times the exercise price of the right. Rights beneficially owned by the acquiring person or group would, however, become void.

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

(15) CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 2000, NATCO recorded the cumulative effect of a change in accounting principle related to gains and losses on postretirement benefit obligation. In prior years, gains and losses that resulted from experience or assumption changes were recorded as a charge to current income in the period of the change. In order to reduce volatility of earnings associated with these gains or losses and as permitted under SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," NATCO revised its method of accounting for these gains and losses to amortize the net gain or loss that exceeds 10% of the Company's adjusted postretirement benefit obligation over the remaining life expectancy of the plan participants. A gain of $10,000, net of tax, was recorded in the consolidated statement of income for the year ended December 31, 2000, as a result of this change in accounting principle. The pro forma impact on earnings of this change for the year ended December 31, 1999 and the nine months ended December 31, 1998 was a reduction of $598,000 and an increase of $31,000, respectively. See Note 16, Pension and Other Postretirement Benefits.

(16) PENSION AND OTHER POSTRETIREMENT BENEFITS

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

     In December 1999, the Company entered into an agreement with Tyler and Capricorn I, through which the Company assumed responsibility for the retired employee health and life insurance obligations of Tyler. The liability accrued with respect to these obligations as determined by an independent actuarial firm, was $1.1 million. In consideration of this agreement, Tyler paid the Company $475,000 in cash and assigned a portion of the federal income tax refund due to Tyler in the amount of approximately $600,000. Tyler remitted $600,000 in January 2000 as settlement of this arrangement.

     In December 2000, NATCO changed the method used to record gains and losses on its postretirement benefit obligation, which resulted in a gain of $10,000, net of tax, for the year ended December 31, 2000, and an unrecognized loss of $1.5 million. See Note 15, Change in Accounting Principle.

     The following table sets forth the plan's benefit obligation, fair value of plan assets, and funded status at December 31, 2000 and 1999.

                                              PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                        ----------------------------    ------------------------------
                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                            2000            1999            2000             1999
                                        ------------    ------------    -------------    -------------
                                                                (IN THOUSANDS)
    CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at beginning
      of the period.................        $604            $527         $    15,853      $    15,587
    Cumulative effect of change in
      accounting principle..........          --              --                 (17)              --
    Service cost....................          42              36                  --               --
    Interest cost...................          47              42               1,287            1,048
    Participant contributions.......          --              --                 127              121
    Actuarial (gain) loss...........         (33)             (4)                 --           (1,016)
    Foreign currency exchange rate
      differences...................         (23)             31                  --               --
    Contribution from former plan
      holder........................          --              --                  --              410
    Liability assumed from related
      party.........................          --              --                  --            1,000
    Benefit payments................         (27)            (28)             (2,661)          (1,297)
                                            ----            ----         -----------      -----------
    Benefit obligation at end of
      period........................        $610            $604         $    14,589      $    15,853
                                            ====            ====         ===========      ===========
    CHANGE IN FAIR VALUE OF PLAN
      ASSETS
    Fair value of plan assets at
      beginning of period...........        $674            $617         $        --      $        --
    Actual return on plan assets....          48              46                  --               --
    Foreign currency exchange rate
      differences...................          37              39                  --               --
    Employer contributions..........          --              --               2,534              766
    Participant contributions.......          --        --......                 127              121
    Contribution from former plan
      holder........................          --              --                  --              410
    Benefit payments................         (27)            (28)             (2,661)          (1,297)
                                            ----            ----         -----------      -----------
    Fair value of plan assets at end
      of period.....................         732             674                  --               --
                                            ----            ----         -----------      -----------
    Funded status...................         122              70             (16,064)         (15,853)
    Unrecognized loss...............          --              --               1,475               --
    Unrecognized experience gain....          89             151                  --               --
                                            ----            ----         -----------      -----------
    Prepaid (accrued) benefit
      cost..........................        $211            $221         $   (14,589)     $   (15,853)
                                            ====            ====         ===========      ===========

                                              PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                        ----------------------------    ------------------------------
                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                            2000            1999            2000             1999
                                        ------------    ------------    -------------    -------------
                                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
    WEIGHTED AVERAGE ASSUMPTIONS
    Discount rate...................         7.0%            7.5%                7.5%             8.0%
    Expected return on plan
      assets........................         7.0%            7.5%                N/A              N/A
    Rate of compensation increase...         N/A             N/A                 N/A              N/A
    Health care trend rates.........          --              --           4.5%-6.75%       4.5%-7.25%
    COMPONENTS OF NET PERIODIC
      BENEFIT COST:
    Service cost....................        $ 42            $ 36         $        --      $        --
    Interest cost...................          47              42               1,287            1,048
    Recognized gains................         (38)            (41)                 --               --
                                            ----            ----         -----------      -----------
    Net periodic benefit cost.......        $ 51            $ 37         $     1,287      $     1,048
                                            ====            ====         ===========      ===========
                                                                        1% Increase      1% Increase
    Effect on interest cost
      component.....................                                     $        89      $        89
    Effect on the health care
      component of the accumulated
      postretirement benefit
      obligation....................                                     $     1,261      $     1,116

     Deferred Compensation Plan. TEST adopted a deferred compensation plan (the "TEST Plan") effective July 1, 1995 to provide incentives and rewards to certain individuals. Awards are payable in five equal annual installments plus any earnings, which have been allocated to a participant's account. The Company has elected not to make any additional awards for the plan year beginning January 1, 1998. As of December 31, 2000 and December 31, 1999, the total amounts owed under the TEST Plan were $244,000 and $303,000 respectively. The balance presently accrues interest at the prime rate plus 1%.

     Defined Contribution Plans. The Company and its subsidiaries each have defined contribution pension plans covering substantially all nonunion hourly and salaried employees who have completed three months of service. Employee contributions of up to 3% of each covered employee's compensation are matched 100% by the Company, with an additional 2% of covered employee's compensation matched at 50%. In addition, the Company may make discretionary contributions as profit sharing contributions. Company contributions to the plan totaled $1.4 million, $1.6 million and $1.9 million for the years ended December 31, 2000 and 1999, and the nine months ended December 31, 1998, respectively.

(17) OPERATING LEASES

     The Company and its subsidiaries lease various facilities and equipment under non-cancelable operating lease agreements. These leases expire on various dates through 2005. Future minimum lease payments required under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2000, were as follows: 2001 -- $2.9 million, 2002 -- $2.1 million, 2003 -- $444,000, 2004 -- $138,000, and 2005 -- $52,000. Total expense for operating leases for the years ended December 31, 2000 and 1999, and for the nine months ended December 31, 1998 was $4.4 million, $3.5 million and $2.3 million, respectively.

     For a discussion of lease and rental income, see Note 8, Property, Plant and Equipment, net.

(18) RELATED PARTIES

     The Company paid a management fee to Capricorn Management for advisory information, research and administrative services, which included office space and parking in Connecticut for the Company's Chief Executive Officer, reception, telephone, computer services and other normal office support relating to that space. Fees paid to Capricorn Management totaled $75,000, $75,000 and $56,000, for the years ended December 31, 2000 and 1999, and the nine months ended December 31, 1998, respectively.

     Employees of Capricorn Management have participated in various NATCO employee benefit plans and the Company has from time to time received billings from vendors for services provided to Capricorn Management personnel acting for the benefit of the Company. Capricorn Management reimburses the Company for the foregoing expenses. At December 31, 1999, Capricorn Management owed the Company $5,000 for these expenses. No receivable from Capricorn Management existed at December 31, 2000.

     For the year ended December 31, 1999 and the nine months ended December 31, 1998, PTH paid $84,000 and $49,000, respectively to the Company for tax consulting and analysis services. No receivable from PTH existed at December 31, 2000, as the tax consulting arrangement terminated during January 2000.

     During 1997, the Company loaned $1.5 million (at a rate of 10% per annum) to a director of the Company who was also an affiliate of Capricorn. In March 1998, the related promissory note was amended to change the interest rate to 11% per annum. The principal was due on the date on which Capricorn distributed its holding of NATCO common stock to its partners. During 1998, NATCO acquired an option at a cost of $200,000 to purchase 173,050 shares of its common stock from the director at a price of $8.81 per share. At NATCO's option, the note could be repaid with shares of the Company's common stock. The cost to acquire the option was recorded as treasury stock in the accompanying consolidated balance sheet. A note arrangement with a director, recorded as a $1.9 million current asset at December 31, 1999, was partially settled during February 2000, when the Company exercised an option to purchase 173,050 shares of its common stock from this director at a cost of $1.5 million. The remaining balance of the note was repaid during June 2000.

     Pursuant to an employment agreement, the Company lent an executive officer $1.2 million in July 1999 to purchase 136,832 shares of common stock. During February 2000, after the Company completed an initial public offering of its Class A common stock, NATCO paid this executive officer a bonus equal to the principal and interest accrued under this note arrangement and recorded compensation expense of $1.3 million. The officer used the proceeds of this settlement, net of tax, to repay the Company approximately $665,000. The remaining loan balance accrues interest at 6% annually. In addition, on October 27, 2000, the Company's board of directors agreed to provide a full recourse loan to this executive officer to facilitate the exercise of certain outstanding stock options. This loan matures on July 31, 2003, and provides interest stated at the Company's current borrowing rate, and principal equal to the cost to exercise the options plus any personal tax burdens that result from the exercise. As of December 31, 2000, the balance of the receivable and accrued interest due from this officer under both loan arrangements was $1.9 million. See Note 5, Unusual Charges.

     During December 1999, the Company assumed the postretirement pension liability of a former affiliate, Tyler. In February 2000, the Company received $600,000 from Tyler as settlement of an agreement entered into between Tyler, Capricorn I and the Company, whereby the Company assumed responsibility for the retired employee health and life insurance obligations of Tyler. See Note 16, Pension and Other Postretirement Benefits.

(19) COMMITMENTS AND CONTINGENCIES

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

     The Porta-Test purchase agreement, executed in January 2000, contains a provision to calculate a payment to certain former stockholders of Porta-Test, based upon sales of a limited number of specified products designed by or utilizing technology that existed at the time of the acquisition. Liability under this arrangement is contingent upon attaining certain performance criteria, including gross margins and sales volumes for the specified products. The potential payment will be calculated each year on the anniversary date of the acquisition, extending for a three-year period ended January 24, 2003. As of December 31, 2000, the Company has accrued approximately $253,000 related to its obligation under this arrangement with a corresponding increase in goodwill. Any future liabilities incurred under this arrangement will also result in an increase in goodwill.

(20) CHANGE IN ACCOUNTING ESTIMATE

     During April 2000, the Company extended the service life of certain assets based upon operational factors. The effect on net income and basic and diluted earnings per share before the cumulative effect of a change in accounting principle was an increase of $305,000 and $.02, respectively, for the year ended December 31, 2000.

(21) LITIGATION

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

(22) INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

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

     Traditional Production Equipment and Services: U.S. Sales & Service is the sole business unit reported in this segment. This unit designs, engineers, manufactures, and provides start-up services for production equipment, which is generally less complex than that provided by engineered systems. This segment also provides replacement parts, field and shop servicing of equipment, and used equipment refurbishing. The principal market for this segment is the U.S. onshore and offshore market, but also serves the international market. Customers include major multi-national, independent and national or state-owned companies.

     Engineered Systems: This segment consists of five business units; U.S. Engineered Systems, NTC Technical Services, NATCO Japan, NATCO Venezuela and NATCO London, that provide design, engineering, manufacturing and start-up services for engineered process systems. The principal markets for this segment include all major oil and gas producing regions of the world including North America, Latin America, Europe, Africa and the Far East. Customers include major multi-national, independent and national or state-owned companies.

     Automation and Control Systems: TEST is the sole business unit reported in this segment. This unit designs, manufactures, installs and services instrumentation and electrical control systems. The principal markets for this segment include all major oil and gas producing regions of the world including North America, Latin America, Europe, Kazakhstan, Africa and the Far East. Customers include major multi-national, independent and national or state-owned companies. This segment was formerly named instrumentation and electrical systems.

     NATCO Canada: This segment consists of our subsidiary in Canada. NATCO Canada provides design, engineering, manufacturing and start-up services for engineered process systems. It also provides replacement parts, field and shop servicing of equipment and used equipment refurbishing. NATCO Canada has also done selective manufacturing for the engineered systems segment in the past. The principal markets for this segment are the oil and gas producing regions of Canada. Customers include major multi-national and independent companies.

     The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and nonrecurring items. Summarized financial information concerning the Company's reportable segments is shown in the following table.

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

                                  TRADITIONAL
                                  PRODUCTION                   AUTOMATION
                                  EQUIPMENT &    ENGINEERED    & CONTROL      NATCO     CORPORATE &
                                   SERVICES       SYSTEMS       SYSTEMS      CANADA     ELIMINATIONS    CONSOLIDATED
                                  -----------    ----------    ----------    -------    ------------    ------------
                                                                  (IN THOUSANDS)
    DECEMBER 31, 2000*
      Revenues from
        unaffiliated
        customers.............      $82,105       $67,535       $38,646      $36,266           --         $224,552
      Revenues from
        affiliates............        1,323           286         4,115       4,051       $(9,775)              --
      Segment profit (loss)...        4,916        13,978         4,184       2,716        (4,983)          20,811
      Total assets............       67,829        34,811        20,512      20,792         9,182          153,126
      Capital expenditures....        1,377         5,316           246         946           252            8,137
      Depreciation and
        amortization..........        2,265         1,460           526         700           160            5,111
    DECEMBER 31, 1999*
      Revenues from
        unaffiliated
        customers.............      $61,419       $50,792       $39,497      $18,240           --         $169,948
      Revenues from
        affiliates............        1,169         1,726         2,346       1,517       $(6,758)              --
      Segment profit (loss)...        3,412         5,357         4,577          48        (3,492)           9,902
      Total assets............       33,122        26,128        18,438      15,306        13,836          106,830
      Capital expenditures....        2,731           152           295         437           (22)           3,593
      Depreciation and
        amortization..........        2,594         1,095           545         320           127            4,681
    DECEMBER 31, 1998**
      Revenues from
        unaffiliated
        customers.............      $52,174       $33,186       $34,458      $25,793           --         $145,611
      Revenues from
        affiliates............          386         1,317         1,095       2,484       $(5,282)              --
      Segment profit (loss)...        3,220         1,311         3,944       2,425        (3,420)           7,480
      Total assets............       37,146        27,419        24,137      14,052        15,658          118,412
      Capital expenditures....          391           191           169         871            14            1,636
      Depreciation and
        amortization..........          512           219           445         187           110            1,473

---------------
* Year then ended.

** Nine months then ended.

     The Company's geographic data for continuing operations for the years ended December 31, 2000 and 1999, and the nine months ended December 31, 1998 were as follows:

                                             UNITED                UNITED                CORPORATE &
                                             STATES     CANADA     KINGDOM     OTHER     ELIMINATIONS    CONSOLIDATED
                                            --------    -------    -------    -------    ------------    ------------
                                                                         (IN THOUSANDS)
    DECEMBER 31, 2000
      Revenues from unaffiliated
        customers.......................    $177,878    $36,266    $1,631     $ 8,777      $    --         $224,552
      Revenues from affiliates..........       5,724      4,051        --          --       (9,775)              --
                                            --------    -------    ------     -------      -------         --------
      Revenues..........................    $183,602    $40,317    $1,631     $ 8,777      $(9,775)        $224,552
                                            --------    -------    ------     -------      -------         --------
      Operating income (loss)...........    $ 22,167    $ 2,716    $ (166)    $ 1,077      $(4,983)        $ 20,811
      Total assets......................    $129,525    $20,792    $  295     $ 2,514      $    --         $153,126
    DECEMBER 31, 1999
      Revenues from unaffiliated
        customers.......................    $138,203    $18,240    $3,416     $10,089      $    --         $169,948
      Revenues from affiliates..........       4,697      1,517        53         491       (6,758)              --
                                            --------    -------    ------     -------      -------         --------
      Revenues..........................    $142,900    $19,757    $3,469     $10,580      $(6,758)        $169,948
                                            --------    -------    ------     -------      -------         --------
      Operating income (loss)...........    $ 12,408    $    59    $  228     $ 1,255      $(4,047)        $  9,903
      Total assets......................    $ 86,173    $15,306    $1,520     $ 3,831      $    --         $106,830
    DECEMBER 31, 1998
      Revenues from unaffiliated
        customers.......................    $113,396    $25,793    $2,152     $ 4,270      $    --         $145,611
      Revenues from affiliates..........       2,494      2,484        78         226       (5,282)              --
                                            --------    -------    ------     -------      -------         --------
      Revenues..........................    $115,890    $28,277    $2,230     $ 4,496      $(5,282)        $145,611
                                            --------    -------    ------     -------      -------         --------
      Operating income (loss)...........    $  3,328    $ 2,173    $ (505)    $   959      $(2,707)        $  3,248
      Total assets......................    $ 98,562    $14,052    $1,750     $ 4,048      $    --         $118,412

     Corporate expenses consist of corporate overhead and research and development expenses.

(23) QUARTERLY DATA

     The following tables summarize unaudited quarterly information for the years ended December 31, 2000 and 1999:

                                                                        2000
                                               ------------------------------------------------------
                                                               FOR THE QUARTER ENDED
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                               ---------    --------    -------------    ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Revenues, net..........................     $51,855     $55,935        $60,244         $56,518
    Gross profit...........................      13,118      16,178         16,265          16,234
    Income before cumulative effect........     $   194     $ 2,471        $ 2,637         $ 2,359
                                                -------     -------        -------         -------
    Basic earnings per share(1)............     $  0.01     $  0.17        $  0.18         $  0.16
                                                -------     -------        -------         -------
    Fully diluted earnings per share(1)....     $  0.01     $  0.16        $  0.18         $  0.16
                                                -------     -------        -------         -------
                                                                        1999
                                               ------------------------------------------------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Revenues, net..........................     $42,142     $44,019        $39,733         $44,054
    Gross profit...........................       9,119      11,203         10,670          11,347
    Net income (loss)......................     $  (214)    $   504        $   112         $   239
                                                -------     -------        -------         -------
    Basic earnings (loss) per share........     $ (0.02)    $  0.06        $  0.01         $  0.02
                                                -------     -------        -------         -------
    Fully diluted earnings (loss) per
      share................................     $ (0.02)    $  0.05        $  0.01         $  0.02
                                                -------     -------        -------         -------

(24) OFFICE CLOSURE

     Prior to 1997, the Company began winding down the operations of NATCO U.K. Ltd. These activities include transferring the net assets and employees at the Company's parts and service business to a new U.S. subsidiary, NATCO London, Inc., and resolving pending severance, office closure and leasehold issues. During 1999, the Company reached favorable settlements related to various amounts owed to and by customers and vendors related to a number of contracts entered into between 1993 and 1995. An accrual for the costs associated with these various claims had been made during fiscal years 1995 through 1998 based on the best available information at that time. As a result of favorable settlements, the Company revised its previous estimates and reversed $314,000 of these accruals.

(25) SUBSEQUENT EVENTS

     On March 16, 2001, the Company entered into a new credit facility with a group of banks led by The Chase Manhattan Bank. This credit facility consists of a $50.0 million term loan, a $35.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $5.0 million U.K. revolving facility. The term loan matures on March 15, 2006, and each of the revolving facilities matures on March 15, 2004.

     On March 19, 2001, NATCO acquired all the outstanding capital stock of Axsia Group Limited, a privately held process and design company based in the United Kingdom, for approximately $45.8 million in cash. This acquisition was funded through borrowings under our new revolving credit facilities and was recorded using the purchase method of accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no changes or disagreements with accountants on accounting and financial disclosure matters during the periods for which consolidated financial statements have been presented within this document.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information responsive to the Items comprising this Part III that is contained in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information responsive to the Items comprising this Part III that is contained in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information responsive to the Items comprising this Part III that is contained in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information responsive to the Items comprising this Part III that is contained in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

     (a)  Index to Financial Statements, Financial Statement Schedules and
        Exhibits

                                                                       PAGE
                                                                       ----
         (1) Financial Statements
                   Independent Auditors' Report......................   31
                   Consolidated Balance Sheets.......................   32
                   Consolidated Statements of Operations.............   33
                   Consolidated Statements of Stockholders'
                        Equity and Comprehensive Income..............   34
                   Consolidated Statements of Cash Flows.............   35
                   Notes to Consolidated Financial Statements........   36
         (2) Financial Statement Schedules
                   No schedules have been included herein because the
                 information required to be submitted has been
                 included in the Company's Consolidated Financial
                 Statements or the notes thereto, or the required
                 information is inapplicable.
         (3) Index of Exhibits.......................................   61
                   See Index of Exhibits for a list of those exhibits
                 filed herewith, which index also includes and
                 identifies management contracts or compensatory
                 plans or arrangements required to be filed as
                 exhibits to this Form 10-K by Item 601 (10) (iii) of
                 Regulation S-K

     (b) Reports on Form 8-K. The Company filed a Form 8-K on November 7, 2000, to announce board of directors resolutions to adopt a stock repurchase plan and to provide a full recourse loan to an executive officer to facilitate the exercise of certain outstanding stock options.

     (c)  Index of Exhibits

                     EXHIBIT NUMBER                              DESCRIPTION
                     --------------                              -----------
                           2.1        --   Amended and Restated Agreement and Plan of Merger dated
                                           November 17, 1998 but effective March 26, 1998 among
                                           the Company, NATCO Acquisition Company, National Tank
                                           Company and The Cynara Company (incorporated by
                                           reference to Exhibit 2.1 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                           2.2        --   Stock Purchase Agreement dated as of May 7, 1997 among
                                           Enterra Petroleum Equipment Group, Inc., National Tank
                                           Company and Weatherford Enterra, Inc. (incorporated by
                                           reference to Exhibit 2.2 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                           2.3*       --   Stock Purchase Agreement dated as of January 25, 2001
                                           but effective March 16, 2001 between the Company and
                                           Axsia Group Limited.
                           2.4*       --   Amendment to Stock Purchase Agreement dated as of March
                                           16, 2001 between the Company and Axsia Group Limited.
                           3.1        --   Restated Certificate of Incorporation of the Company,
                                           as amended by Certificate of Amendment dated November
                                           18, 1998 and Certificate of Amendment dated November
                                           29, 1999 (incorporated by reference to Exhibit 3.1 of
                                           the Company's Registration Statement No. 333-48851 on
                                           Form S-1).

                     EXHIBIT NUMBER                              DESCRIPTION
                     --------------                              -----------
                           3.2        --   Certificate of Designations of Series A Junior
                                           Participating Preferred Stock (incorporated by
                                           reference to Exhibit 3.2 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                           3.3        --   Amended and Restated Bylaws of the Company, as amended.
                                           (incorporated by reference to Exhibit 3.3 of the
                                           Company's Quarterly Report on Form 10-Q for the period
                                           ended March 31, 2000).
                           4.1        --   Specimen Common Stock certificate (incorporated by
                                           reference to Exhibit 4.1 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                           4.2        --   Rights Agreement dated as of May 15, 1998 by and among
                                           the Company and ChaseMellon Shareholder Services,
                                           L.L.C., as Rights Agent (incorporated by reference to
                                           Exhibit 4.2 of the Company's Registration Statement No.
                                           333-48851 on Form S-1).
                           4.3        --   Registration Rights Agreement dated as of November 18,
                                           1998 among the Company and Capricorn Investors, L.P.
                                           and Capricorn Investors II, L.P. (incorporated by
                                           reference to Exhibit 4.3 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                           4.4        --   Registration Rights Agreement dated as of November 18,
                                           1998 among the Company and the former stockholders of
                                           The Cynara Company (incorporated by reference to
                                           Exhibit 4.4 of the Company's Registration Statement No.
                                           333-48851 on Form S-1).
                          10.1**      --   Directors Compensation Plan (incorporated by reference
                                           to Exhibit 10.1 of the Company's Registration Statement
                                           No. 333-48851 on Form S-1).
                          10.2**      --   Form of Nonemployee Director's Option Agreement
                                           (incorporated by reference to Exhibit 10.2 of the
                                           Company's Registration Statement No. 333-48851 on Form
                                           S-1).
                          10.3**      --   Employee Stock Incentive Plan (incorporated by
                                           Reference to Exhibit 10.3 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                          10.4**      --   Form on Nonstatutory Stock Option Agreement
                                           (incorporated by reference to Exhibit 10.24 to the
                                           Company's Registration Statement No. 333-48851 on Form
                                           S-1).
                          10.5        --   Commitment Letter dated November 24, 1994 from The Bank
                                           of Nova Scotia to NATCO Canada, Ltd. (incorporated by
                                           reference to Exhibit 10.5 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                          10.6        --   Service and Reimbursement Agreement dated as of July 1,
                                           1997 between the Company and Capricorn Management, G.P.
                                           (incorporated by reference to Exhibit 10.6 of the
                                           Company's Registration Statement No. 333-48851 on Form
                                           S-1).
                          10.7**      --   Form of Indemnification Agreement between the Company
                                           and its officers and directors (incorporated by
                                           reference to Exhibit 10.9 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                          10.8        --   Securities Exchange Agreement dated as of March 5, 1998
                                           by and among the Company, Capricorn Investors, L.P. and
                                           Capricorn Investors II, L.P. (incorporated by reference
                                           to Exhibit 10.10 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).

                     EXHIBIT NUMBER                              DESCRIPTION
                     --------------                              -----------
                          10.9        --   Stockholders' Agreement by and among the Company,
                                           Capricorn Investors, L.P. and Capricorn Investors II,
                                           L.P. (incorporated by reference to Exhibit 10.11 of the
                                           Company's Registration Statement No. 333-48851 on Form
                                           S-1).
                          10.10**     --   Employment Agreement dated as of July 31, 1997 between
                                           the Company and Nathaniel A. Gregory, as amended as of
                                           July 12, 1999 (incorporated by reference to Exhibit
                                           10.12 of the Company's Registration Statement No.
                                           333-48851 on Form S-1).
                          10.11       --   Stockholder's Agreement dated as of November 18, 1998
                                           among the Company, Capricorn Investors, L.P., Capricorn
                                           Investors II, L.P. and the former stockholders of The
                                           Cynara Company (incorporated by reference to Exhibit
                                           10.19 of the Company's Registration Statement No.
                                           333-48851 on Form S-1).
                          10.12**     --   Change of Control Policy dated as of September 28, 1999
                                           (incorporated by reference to Exhibit 10.20 of the
                                           Company's Registration Statement No. 333-48851 on Form
                                           S-1).
                          10.13**     --   Severance Pay Summary Plan Description (incorporated by
                                           reference to Exhibit 10.21 of the Company's
                                           Registration Statement No. 333-48851 on Form S-1).
                          10.14       --   Loan Agreement ($22,000,000 U.S. Revolving Loan
                                           Facility, $10,000,000 Canadian Revolving Loan Facility
                                           and $32,500,000 Term Loan Facility) dated as of
                                           November 20, 1998 among National Tank Company, NATCO
                                           Canada, Ltd., Chase Bank of Texas, National
                                           Association, The Bank of Nova Scotia and the other
                                           lenders parties thereto and joined in by NATCO Group,
                                           Inc., as amended (incorporated by reference to Exhibit
                                           10.22 to the Company's Registration Statement No.
                                           333-48851 on Form S-1).
                          10.15       --   International Revolving Loan Agreement dated as of June
                                           30, 1997 between National Tank Company and Texas
                                           Commerce Bank, National Association, as amended
                                           (incorporated by reference to Exhibit 10.23 to the
                                           Company's Registration Statement No. 333-48851 on Form
                                           S-1).
                          10.16*      --   Loan Agreement ($35,000,000 U.S. Revolving Loan
                                           Facility, $10,000,000 Canadian Revolving Loan Facility,
                                           $5,000,000 U.K. Revolving Loan Facility and $50,000,000
                                           Term Loan Facility) dated as of March 16, 2001 among
                                           NATCO Group, Inc. NATCO Canada, Ltd., Axsia Group
                                           Limited, The Chase Manhattan Bank, Royal Bank of
                                           Canada, Chase Manhattan International Limited, Bank
                                           One, NA (Main Office Chicago Illinois), Wells Fargo
                                           Bank Texas, National Association, JP Morgan, a Division
                                           of Chase Securities, Inc. and the other lenders now or
                                           hereafter parties hereto.
                          18.1*       --   Letter Regarding Change in Accounting Principle.
                          21.1*       --   List of Subsidiaries.

---------------

*  Included herewith.

** Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 29th day of March 2001.

                                          NATCO GROUP INC.
                                          (Registrant)

                                               /s/ NATHANIEL A. GREGORY
                                          By:
                                          --------------------------------------

                                            Nathaniel A. Gregory
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 29th, 2001.

                 SIGNATURE                                            TITLE
                 ---------                                            -----

          /s/ NATHANIEL A. GREGORY                 Chairman of the Board and Chief Executive
--------------------------------------------       Officer (Principal Executive Officer)
            Nathaniel A. Gregory

            /s/ J. MICHAEL MAYER                   Senior Vice President and Chief Financial
--------------------------------------------       Officer (Principal Financial Officer)
              J. Michael Mayer

             /s/ RYAN S. LILES                     Vice President and Controller (Principal
--------------------------------------------       Accounting Officer)
               Ryan S. Liles

        /s/ HERBERT S. WINOKUR, JR.                Director
--------------------------------------------
          Herbert S. Winokur, Jr.

             /s/ JOHN U. CLARKE                    Director
--------------------------------------------
               John U. Clarke

          /s/ PATRICK M. MCCARTHY                  Director
--------------------------------------------
            Patrick M. McCarthy

             /s/ HOWARD I. BULL                    Director
--------------------------------------------
               Howard I. Bull

             /s/ KEITH K. ALLAN                    Director
--------------------------------------------
               Keith K. Allan

         /s/ GEORGE K. HICKOX, JR.                 Director
--------------------------------------------
           George K. Hickox, Jr.

                                 EXHIBIT INDEX

    EXHIBIT NUMBER                              DESCRIPTION
    --------------                              -----------
          2.1      --   Amended and Restated Agreement and Plan of Merger dated
                        November 17, 1998 but effective March 26, 1998 among the
                        Company, NATCO Acquisition Company, National Tank Company
                        and The Cynara Company (incorporated by reference to Exhibit
                        2.1 of the Company's Registration Statement No. 333-48851 on
                        Form S-1).
          2.2      --   Stock Purchase Agreement dated as of May 7, 1997 among
                        Enterra Petroleum Equipment Group, Inc., National Tank
                        Company and Weatherford Enterra, Inc. (incorporated by
                        reference to Exhibit 2.2 of the Company's Registration
                        Statement No. 333-48851 on Form S-1).
          2.3*     --   Stock Purchase Agreement dated as of January 25, 2001 but
                        effective March 16, 2001 between the Company and Axsia Group
                        Limited
          2.4*     --   Amendment to Stock Purchase Agreement dated as of March 16,
                        2001 between the Company and Axsia Group Limited.
          3.1      --   Restated Certificate of Incorporation of the Company, as
                        amended by Certificate of Amendment dated November 18, 1998 and Certificate of Amendment dated November 29, 1999
                        (incorporated by reference to Exhibit 3.1 of the Company's
                        Registration Statement No. 333-48851 on Form S-1).
          3.2      --   Certificate of Designations of Series A Junior Participating
                        Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement No. 333-48851 on Form
                        S-1).
          3.3      --   Amended and Restated Bylaws of the Company, as amended
                        (incorporated by reference to Exhibit 3.3 of the Company's
                        Quarterly Report on Form 10-Q for the period ended March 31,
                        2000).
          4.1      --   Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No.
                        333-48851 on Form S-1).
          4.2      --   Rights Agreement dated as of May 15, 1998 by and among the
                        Company and ChaseMellon Shareholder Services, L.L.C., as
                        Rights Agent (incorporated by reference to Exhibit 4.2 of
                        the Company's Registration Statement No. 333-48851 on Form
                        S-1).
          4.3      --   Registration Rights Agreement dated as of November 18, 1998 among the Company and Capricorn Investors, L.P. and
                        Capricorn Investors II, L.P. (incorporated by reference to
                        Exhibit 4.3 of the Company's Registration Statement No.
                        333-48851 on Form S-1).
          4.4      --   Registration Rights Agreement dated as of November 18, 1998 among the Company and the former stockholders of The Cynara
                        Company (incorporated by reference to Exhibit 4.4 of the
                        Company's Registration Statement No. 333-48851 on Form S-1).
         10.1**    --   Directors Compensation Plan (incorporated by reference to
                        Exhibit 10.1 of the Company's Registration Statement No.
                        333-48851 on Form S-1).
         10.2**    --   Form of Nonemployee Director's Option Agreement
                        (incorporated by reference to Exhibit 10.2 of the Company's
                        Registration Statement No. 333-48851 on Form S-1).
         10.3**    --   Employee Stock Incentive Plan (incorporated by Reference to
                        Exhibit 10.3 of the Company's Registration Statement No.
                        333-48851 on Form S-1).
         10.4**    --   Form on Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Company's Registration
                        Statement No. 333-48851 on Form S-1).
         10.5      --   Commitment Letter dated November 24, 1994 from The Bank of
                        Nova Scotia to NATCO Canada, Ltd. (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement No.
                        333-48851 on Form S-1).
         10.6      --   Service and Reimbursement Agreement dated as of July 1, 1997 between the Company and Capricorn Management, G.P.
                        (incorporated by reference to Exhibit 10.6 of the Company's
                        Registration Statement No. 333-48851 on Form S-1).

    EXHIBIT NUMBER                              DESCRIPTION
    --------------                              -----------
         10.7**    --   Form of Indemnification Agreement between the Company and
                        its officers and directors (incorporated by reference to
                        Exhibit 10.9 of the Company's Registration Statement No.
                        333-48851 on Form S-1).
         10.8      --   Securities Exchange Agreement dated as of March 5, 1998 by and among the Company, Capricorn Investors, L.P. and
                        Capricorn Investors II, L.P. (incorporated by reference to
                        Exhibit 10.10 of the Company's Registration Statement No.
                        333-48851 on Form S-1).
         10.9      --   Stockholders' Agreement by and among the Company, Capricorn
                        Investors, L.P. and Capricorn Investors II, L.P.
                        (incorporated by reference to Exhibit 10.11 of the Company's
                        Registration Statement No. 333-48851 on Form S-1).
         10.10**   --   Employment Agreement dated as of July 31, 1997 between the
                        Company and Nathaniel A. Gregory, as amended as of July 12,
                        1999 (incorporated by reference to Exhibit 10.12 of the
                        Company's Registration Statement No. 333-48851 on Form S-1).
         10.11     --   Stockholder's Agreement dated as of November 18, 1998 among the Company, Capricorn Investors, L.P., Capricorn Investors
                        II, L.P. and the former stockholders of The Cynara Company
                        (incorporated by reference to Exhibit 10.19 of the Company's
                        Registration Statement No. 333-48851 on Form S-1).
         10.12**   --   Change of Control Policy dated as of September 28, 1999
                        (incorporated by reference to Exhibit 10.20 of the Company's
                        Registration Statement No. 333-48851 on Form S-1).
         10.13**   --   Severance Pay Summary Plan Description (incorporated by
                        reference to Exhibit 10.21 of the Company's Registration
                        Statement No. 333-48851 on Form S-1).
         10.14     --   Loan Agreement ($22,000,000 U.S. Revolving Loan Facility,
                        $10,000,000 Canadian Revolving Loan Facility and $32,500,000
                        Term Loan Facility) dated as of November 20, 1998 among
                        National Tank Company, NATCO Canada, Ltd.,Chase Bank of
                        Texas, National Association, The Bank of Nova Scotia and the
                        other lenders parties thereto and joined in by NATCO Group,
                        Inc., as amended (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement No. 333-48851 on
                        Form S-1).
         10.15     --   International Revolving Loan Agreement dated as of June 30,
                        1997 between National Tank Company and Texas Commerce Bank,
                        National Association, as amended (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement No.
                        333-48851 on Form S-1).
         10.16*    --   Loan Agreement ($35,000,000 U.S. Revolving Loan Facility,
                        $10,000,000 Canadian Revolving Loan Facility, $5,000,000
                        U.K. Revolving Loan Facility and $50,000,000 Term Loan
                        Facility) dated as of March 16, 2001 among NATCO Group,
                        Inc., NATCO Canada, Ltd., Axsia Group Limited, The Chase
                        Manhattan Bank, Royal Bank of Canada, Chase Manhattan
                        International Limited, Bank One, NA (Main Office Chicago
                        Illinois), Wells Fargo Bank Texas, National Association, JP
                        Morgan, a Division of Chase Securities, Inc. and the other lenders now or hereafter parties hereto.
         18.1*     --   Letter Regarding Change in Accounting Principle.
         21.1*     --   List of Subsidiaries.

---------------

*  Included herewith.

** Management contracts or compensatory plans or arrangements.