Form 10-Q
period 2001-03-31
NATCO GROUP INC
filed 2001-05-15
CIK 1057693

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to __________________

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

     As of May 1, 2001 Class A, $0.01 par value per share 15,027,625 shares
                       Class B, $0.01 par value per share 708,394 shares

===============================================================================

                                NATCO GROUP INC.

                                   FORM 10-Q
                      For the Quarter Ended March 31, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                            No.
                                                                           ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                                3
         Unaudited Condensed Consolidated Balance Sheet --
           March 31, 2001 and December 31, 2000                              3
         Unaudited Condensed Consolidated Statements of
           Operations -- Three Months Ended March 31, 2001 and 2000          4
         Unaudited Condensed Consolidated Statements of Cash
           Flows -- Three Months Ended March 31, 2001 and 2000               5
         Notes to Unaudited Condensed Consolidated Financial Statements      6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         16

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                  17

Item 2.  Changes in Securities and Use of Proceeds                          17

Item 3.  Defaults Upon Senior Securities                                    17

Item 4.  Submission of Matters to a Vote of Security Holders                17

Item 5.  Other Information                                                  17

Item 6.  Exhibits and Reports on Form 8-K                                   17

Signatures                                                                  20


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                       NATCO GROUP INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                      March 31,     December 31,
                                                                                        2001            2000
                                                                                      --------      -----------
                                                        ASSETS

Current assets:
  Cash and cash equivalents                                                           $  3,723        $  1,031
  Trade accounts receivable, net                                                        82,986          53,807
  Inventories                                                                           36,416          28,677
  Prepaid expenses and other current assets                                              4,324           2,965
                                                                                      --------        --------
        Total current assets                                                           127,449          86,480
Property, plant and equipment, net                                                      25,595          23,430
Goodwill, net                                                                           83,801          36,534
Deferred income tax assets, net                                                          5,405           5,409
Other assets, net                                                                        2,614           1,273
                                                                                      --------        --------
        Total assets                                                                  $244,864        $153,126
                                                                                      ========        ========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                                              $  7,000        $     --
  Notes payable                                                                             --           1,005
  Accounts payable                                                                      36,179          23,133
  Accrued expenses and other                                                            45,040          12,098
  Customer advances                                                                      4,660           1,163
                                                                                      --------        --------
        Total current liabilities                                                       92,879          37,399
Long-term debt, excluding current installments                                          49,881          14,959
Postretirement benefit liability                                                        14,359          14,589
Other long-term liabilities                                                                739              --
                                                                                      --------        --------
        Total liabilities                                                              157,858          66,947
                                                                                      --------        --------
Stockholders' equity:
  Preferred stock $.01 par value. Authorized 5,000,000 shares;
    no shares issued and outstanding                                                        --              --
  Class A Common stock, $.01 par value. Authorized
    45,000,000 shares; issued and outstanding 15,027,625 and
    14,977,354 shares as of March 31, 2001 and December 31,
    2000, respectively                                                                     150             150
  Class B Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 708,394 and 699,874 shares
    as of March 31, 2001 and December 31, 2000, respectively.                                7               7
  Additional paid-in capital                                                            96,919          96,601
  Accumulated earnings/(deficit)                                                           856            (506)
  Treasury stock, 677,238 shares at cost as of
    March 31, 2001 and December 31, 2000                                                (6,316)         (6,316)
  Accumulated other comprehensive loss                                                  (2,683)         (1,864)
  Note receivable from officer and stockholder                                          (1,927)         (1,893)
                                                                                      ---------       ---------
        Total stockholders' equity                                                      87,006          86,179
                                                                                      --------        --------
Commitments and contingencies
        Total liabilities and stockholders' equity                                    $244,864        $153,126
                                                                                      ========        ========


See accompanying notes to unaudited condensed consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                           Three Months Ended
                                                               March 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
     Revenues                                              $62,910    $51,855
     Cost of goods sold                                     46,917     38,737
                                                           -------    -------
          Gross profit                                      15,993     13,118
     Selling, general and administrative expense            11,052      9,409
     Depreciation and amortization expense                   1,603      1,280
     Unusual charges                                            --      1,528
     Interest expense                                          706        336
     Interest cost on postretirement benefit liability         322        321
     Interest income                                           (34)       (96)
                                                           --------   --------
          Income before income taxes                         2,344        340
     Income tax provision                                      968        146
                                                           --------   --------
          Net income                                       $ 1,376    $   194
                                                           ========   ========
     EARNINGS PER SHARE:
       Basic                                               $  0.09    $  0.01
       Diluted                                             $  0.09    $  0.01
     WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
       Basic                                                15,702     13,093
       Diluted                                              15,997     13,791

See accompanying notes to unaudited condensed consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Three Months Ended
                                                                  March 31,
                                                           --------------------
                                                             2001         2000
                                                           --------    ---------
Cash flows from operating activities:
  Net income                                               $  1,376    $    194
                                                           --------    --------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Deferred income tax provision (benefit)                   1,108        (188)
    Depreciation and amortization expense                     1,603       1,280
    Non-cash interest income                                    (34)        (39)
    Interest cost on postretirement benefit liability           322         321
    Gain on the sale of property, plant and equipment           (68)         --
    Change in assets and liabilities, net of acquisitions:
      (Increase) decrease in trade accounts receivable        4,314      (3,436)
      Increase in inventories                                (7,242)     (1,603)
      Increase in prepaid expense and other current assets     (510)         --
      (Increase) decrease in long-term assets                (1,851)        704
      Increase in accounts payable                            4,077       1,332
      (Increase) decrease in accrued expenses and other       5,327      (2,062)
      (Increase) decrease in customer advances                3,610      (1,635)
      Other, net                                                 --        (117)
                                                           --------    --------
        Net cash provided by (used in) operating
        activities                                           12,032      (5,249)
                                                           --------    --------
Cash flows from investing activities:
  Capital expenditures for property, plant and equipment     (1,277)     (1,852)
  Proceeds from the sale of property, plant and equipment       160          --
  Acquisitions, net of cash acquired                        (48,051)     (8,692)
  Proceeds of note receivable                                    --         665
                                                           --------    --------
        Net cash used in investing activities               (49,168)     (9,879)
                                                           --------    --------
Cash flows from financing activities:
  Change in bank overdrafts                                    (672)        319
  Net repayments under long-term revolving
    credit facilities                                        (7,800)     (3,883)
  Repayments of short-term borrowings                        (1,001)         --
  Borrowings (repayments) of long-term debt                  50,000     (27,858)
  Issuance of common stock, net                                  74      46,867
  Receipt from affiliate of remainder of net present value
    of postretirement benefit liability                          --         600
  Payments on postretirement benefit liability                 (569)       (217)
  Other, net                                                     46          71
                                                           --------    --------
        Net cash provided by financing activities            40,078      15,899
                                                           --------    --------
Effect of exchange rate changes on cash and cash
  equivalents                                                  (250)       (153)
                                                           --------    --------
Change in cash and cash equivalents                           2,692         618
Cash and cash equivalents at beginning of period              1,031       1,747
                                                           --------    --------
Cash and cash equivalents at end of period                 $  3,723    $  2,365
                                                           ========    ========
Cash payments for:
  Interest                                                 $    605    $    288
  Income taxes                                             $    117    $     --
Significant non-cash investing and financing activities:
  Promissory notes issued for business acquisition.        $     --    $  1,026
  Partial settlement of a note arrangement with
    treasury shares                                        $     --    $  1,525
  Debt assumed in acquisition                              $     --    $  2,862
  Issuance of common stock for acquisition                 $     85    $     --


See accompanying notes to unaudited condensed consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The accompanying condensed consolidated interim financial statements and related disclosures are unaudited and have been prepared by NATCO Group Inc., ("the Company") pursuant to generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission. As permitted by these regulations, certain information and footnote disclosures that would typically be required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, the Company's management believes that these statements reflect all the normal recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented, so that these interim financial statements are not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filing for the year ended December 31, 2000.

     To prepare financial statements in accordance with generally accepted accounting principles, the Company's management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses incurred during the reporting period. Actual results could differ from those estimates. Furthermore, certain reclassifications have been made to fiscal year 2000 amounts in order to present these results on a comparable basis with amounts for fiscal year 2001.

     References to "NATCO" and "the Company" are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

(2) CAPITAL STOCK

     On February 1, 2001, NATCO issued 8,520 shares of Class B Common Stock to the former shareholders of The Cynara Company ("Cynara"), in connection with the achievement of certain performance criteria defined in the November 1998 purchase agreement. Goodwill was increased $85,000 as a result of this transaction.

(3) EARNINGS PER SHARE

     Basic earnings per share was computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per common and common equivalent share was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding for the period. For purposes of this calculation, outstanding employee stock options were considered common stock equivalents. Included in diluted shares were common stock equivalents related to employee stock options of 295,276 shares for the quarter ended March 31, 2001, and 697,912 for the quarter ended March 31, 2000. Anti-dilutive stock options were excluded from the calculation of common stock equivalents. The impact of these anti-dilutive shares would have been a reduction of 10,731 shares for the quarter ended
March 31, 2001. There were no anti-dilutive stock options for the quarter ended March 31, 2000.

(4) ACQUISITIONS

     On March 19, 2001, the Company acquired all the outstanding share capital of Axsia Group Limited ("Axsia"), a privately held company based in the United Kingdom, for approximately $42.8 million, net of cash acquired. Axsia specializes in the design and supply of water reinjection systems for oil and gas fields, oily water treatment, oil separation, hydrogen production and other process equipment systems. This acquisition was financed with borrowings under NATCO's term loan facility, and was accounted for using the purchase method of accounting. Results of operations for Axsia have been included in NATCO's condensed consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the Axsia acquisition were $48.1 million and $75,000, respectively, at March 31, 2001. Although the Axsia purchase price allocation has not yet been finalized, NATCO's management does not believe that the final purchase price allocation will differ materially from that as of March 31, 2001.

     Assuming the Axsia acquisition occurred on January 1, of the respective year, the unaudited pro forma results of the Company for the three-month periods ended March 31, 2001 and 2000, would have been as follows:


                                                  Pro Forma Results
                                                 Three Months Ended
                                        ------------------------------------
                                        March 31, 2001        March 31, 2000
                                        --------------        --------------
                                                     (unaudited)
                                       (in thousands, except per share data)

     Revenues                               $77,857               $61,497
     Income (loss) before income taxes           12                (2,538)
     Net loss                                  (242)               (2,076)
     Net loss per share:
       Basic                                $ (0.02)              $ (0.16)
       Diluted                              $ (0.02)              $ (0.15)



     These pro forma results assume debt service costs associated with the Axsia acquisition, net of tax effect, calculated at the Company's effective tax rate for the applicable period, and nondeductible goodwill amortization. Although prepared on a basis consistent with NATCO's condensed consolidated financial statements, these pro forma results do not purport to be indicative of the actual results which would have been achieved had the acquisition been consummated on January 1, for the respective periods, and are not intended to be a projection of future results.

(5) UNUSUAL CHARGES

     Pursuant to an employment agreement, an executive officer was entitled to a bonus upon the occurrence of any sale or public offering of the Company. The bonus equaled one and one-half percent (1.5%) of the value of all securities owned by stockholders of the Company prior to the sale or offering, including common stock valued at the price per share received in either the sale or public offering, and any debt held by such stockholders. In July 1999, the Company amended the employment agreement to eliminate the bonus and agreed to lend the officer $1.2 million to purchase 136,832 shares of common stock. Per the agreement, the officer would receive a bonus equal to the outstanding principal and interest of the note upon the sale or public offering of the Company. During February 2000, after the Company completed an initial public offering of its Class A common stock, NATCO recorded expense of $1.3 million in settlement of its obligation under this agreement. The officer used the proceeds, net of tax, to repay the Company approximately $665,000. The outstanding balance of this note, including accrued interest, at March 31, 2001, was approximately $625,000. The loan accrues interest at 6% annually.

     During the first quarter of 2000, NATCO incurred relocation charges of approximately $208,000 associated with the consolidation of an existing Company facility with a facility that was acquired in connection with the acquisition of Porta-Test International, Inc. ("Porta-Test").


(6) INVENTORIES

     Inventories consisted of the following amounts:


                                          March 31,       December 31,
                                            2001              2000
                                         -----------      ------------
                                         (unaudited)
                                                (in thousands)

     Finished goods                        $ 7,449          $ 7,641
     Work-in-process                        15,450           10,403
     Raw materials and supplies             14,092           11,203
                                           -------          -------
       Inventories at FIFO                  36,991           29,247
     Excess of FIFO over LIFO cost            (575)            (570)
                                           -------          -------
                                           $36,416          $28,677
                                           =======          =======

(7) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Cost and estimated earnings on uncompleted contracts were as follows:


                                                        March 31,   December 31,
                                                           2001         2000
                                                        ---------   ------------
                                                       (unaudited)
                                                             (in thousands)
     Cost incurred on uncompleted contracts              $128,731     $ 67,477
     Estimated earnings                                    48,986       34,475
                                                         --------     --------
                                                          177,717      101,952
     Less billings to date                                147,673       91,301
                                                         --------     --------
     Included in the accompanying balance sheet under
      the caption:
       Trade accounts receivable                         $ 30,044     $ 10,651
                                                         ========     ========

(8) SHORT-TERM DEBT

     In conjunction with the purchase of Porta-Test in January 2000, the Company issued a one-year promissory note for $1 million denominated in Canadian dollars, which accrued interest at 15% per annum. On January 24, 2001, the note was repaid along with accrued interest.

     During February 2000, the Company issued a one-year promissory note for $338,000, with interest payable per annum at 10%, in conjunction with the acquisition of Modular Production Equipment, Inc. ("MPE"). In February 2001, the Company paid $206,000 as principal and interest. The remaining balance of the obligation was charged as a purchase adjustment as permitted by the MPE purchase agreement.

(9) LONG-TERM DEBT

     The consolidated borrowings of the Company were as follows:


                                                            March 31,   December 31,
                                                               2001        2000
                                                            ---------   ------------
                                                           (unaudited)
                                                                 (in thousands)
     BANK DEBT
     Term loan with variable interest rate (7.23% at
       March 31, 2001) and quarterly payments of
       principal ($1,750) and interest, due March 16, 2006   $50,000      $    --
     Revolving credit bank loans with variable interest
       rate (8.58% at December 31, 2000) and quarterly
       payment of interest, due November 30, 2001                 --       14,959
     Revolving credit bank loans with variable interest
       rate (7.93% at March 31, 2001) and quarterly
       payment of interest, due                                6,881           --
     March 15, 2004
        Less current installments                             (7,000)          --
                                                             -------      -------
        Long-term debt                                       $49,881      $14,959
                                                             =======      =======

     On March 16, 2001, the Company entered into a new credit facility that consisted of a $50.0 million term loan, a $35.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $5.0 million U.K. revolving facility. The term loan matures on March 15, 2006, and each of the revolving facilities matures on March 15, 2004.

     Amounts borrowed under the term loan currently bear interest at a rate of 7.23% per annum. Amounts borrowed under the revolving portion of the facility bear interest as follows:

     o until April 1, 2002, at a rate equal to, at the Company's election, either (1) LIBOR plus 2.25% or (2) a base rate plus 0.75%; and

     o on and after April 1, 2002, at a rate based upon the ratio of funded debt to EBITDA and ranging from, at the Company's election, (1) a high of LIBOR plus 2.50% to a low of LIBOR plus 1.75% or, (2) a high of a base rate plus 1.0% to a low of a base rate plus 0.25%.

     NATCO will pay commitment fees of 0.50% per year until April 1, 2002 and 0.30% to 0.50% per year, depending upon the ratio of funded debt to EBITDA, on and after April 1, 2002, in each case on the undrawn portion of the facility.

     The revolving credit facility is guaranteed by all the Company's domestic subsidiaries and is secured by a first priority lien on all inventory, accounts receivable and other material tangible and intangible assets. NATCO has also pledged 65% of the voting stock of its active foreign subsidiaries.

     Borrowings of $50.0 million under the term loan were used primarily for the acquisition of Axsia. The remaining borrowings, along with additional borrowings under the revolving credit facility, were used to repay $16.5 million outstanding under a predecessor revolving credit and term loan facility.

     The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, of which no borrowings were outstanding as of March 31, 2001. The Company had issued letters of credit under this facility that totaled $7.2 million as of March 31, 2001. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2003.

     As of March 31, 2001, the Company was in compliance with all restrictive debt covenants. NATCO had letters of credit outstanding under the revolving credit facilities totaling $15.2 million at March 31, 2001. These letters of credit constitute contract performance and warranty collateral and expire at various dates through December 2002.

(10) INCOME TAXES

     NATCO's effective income tax rate for the quarter ended March 31, 2001 was 41.3%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate, and was due primarily to non-deductible goodwill amortization expense of $526,000. A tax benefit of $159,000 associated with the exercise of employee stock options was allocated to equity during the quarter ended March 31, 2001.

(11) INDUSTRY SEGMENTS

     The accounting policies of the reportable segments were consistent with the policies used to prepare the Company's condensed consolidated financial statements for the respective periods presented. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes, and nonrecurring items.

     In the first quarter of 2001, the Company changed the presentation of its reportable segments by combining the traditional production equipment and services business segment with the NATCO Canada business segment, to form the North American Operations business segment. This change has been retroactively reflected in all periods presented.

     In July 2000, the Company changed its presentation of certain assets acquired from Cynara in November 1998, and the related operating results, for segment reporting purposes. The majority of the assets were reclassified to the North American operations business segment from the engineered systems business segment. This change has been retroactively reflected in all periods presented.

     Summarized financial information concerning the Company's reportable segments is shown in the following table.


                                                 NORTH                          AUTOMATION
                                               AMERICAN       ENGINEERED         & CONTROL        CORPORATE &
                                              OPERATIONS        SYSTEMS           SYSTEMS        ELIMINATIONS         TOTAL
                                              -----------     ----------        ----------       ------------        -------
                                                                         (unaudited, in thousands)
THREE MONTHS ENDED
  MARCH 31, 2001
Revenues from unaffiliated customers           $33,191         $17,957           $11,762           $     --         $ 62,910
Revenues from affiliates                         1,410               8             1,045             (2,463)              --
Segment profit (loss)                            2,947           1,770             1,243             (1,019)           4,941
Total assets                                    91,979         120,065            22,741             10,079          244,864
Capital expenditures                               454             740                75                  8            1,277
Depreciation and amortization                      885             448               150                120            1,603

THREE MONTHS ENDED
  MARCH 31, 2000
Revenues from unaffiliated customers           $26,254         $16,848           $ 8,753           $     --         $ 51,855
Revenues from affiliates                         1,369              --               892             (2,261)              --
Segment profit (loss)                              511           3,226               657             (2,213)           2,181
Total assets                                    66,604          29,681            17,869             11,157          125,311
Capital expenditures                               576           1,136                91                 49            1,852
Depreciation and amortization                      842             216               136                 86            1,280


(12) DERIVATIVE ARRANGEMENTS

     As of March 31, 2001, the Company was party to several foreign currency derivative arrangements as a result of the acquisition of Axsia on March 19, 2001. Specifically, the Company held foreign currency forward contracts used as a hedge against fluctuations in foreign currency exchange rates. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company's policy is to record these contracts on the balance sheet at fair market value and to record any changes in fair value as charges to income in the current period. The Company had no derivative financial instruments as of January 1, 2001.

     The objective of these derivative arrangements is to absorb the impact of possible exchange rate changes for Axsia projects that were required to settle in a currency other than British pounds sterling. Under these derivative arrangements, the Company agreed to purchase or sell British pounds sterling at a contractual strike price in exchange for a specified amount of the local currency. For example, when a customer remits local currency in settlement of a receivable balance, NATCO sells the local currency and buys pounds sterling at the specified strike price. Based upon the current exchange rate, a gain or loss is recorded on the underlying asset and is offset by a gain or loss on the derivative forward contract. Similarly, the Company purchases units of the local currency in order to settle commitments with its vendors. Based upon the current exchange rate, a gain or loss on the underlying liability is recorded, as well as an offsetting gain or loss on the derivative forward contract. The nature of these derivative arrangements provides a hedge to mitigate exchange rate exposure.

     The following table summarizes the Company's commitments to purchase or sell British pounds sterling under derivative forward contracts as of March 31, 2001:


                                                                        LOCAL                                    POUNDS
                                                                       CURRENCY          STRIKE PRICE           STERLING
 CONTRACT TYPE               DATES               LOCAL CURRENCY         AMOUNT               RANGE             EQUIVALENT
----------------    ------------------------    -----------------    -------------     ------------------     -------------
     Buy              4/1/2001 to 5/31/2001       Euros                1,568,000        1.5588 to 1.6430           991,415
     Buy              4/1/2001 to 4/30/2001       US dollars           2,790,000        1.4690 to 1.4735         1,896,760
     Sell             4/1/2001 to 1/31/2002       Euros                2,158,564        1.5623 to 1.6285         1,350,421
     Sell             4/1/2001 to 2/28/2002       US dollars          57,293,286        1.4706 to 1.5700        37,795,392
     Sell             5/1/2001 to 9/30/2001       Kuwaiti dinars         153,000                  .04495           340,378


     At March 31, 2001, the Company confirmed the fair market value of its forward contracts with the counter-party financial institutions. The Company intends to fulfill these foreign currency contract commitments that extend through February 2002. NATCO does not currently intend to enter into new derivative arrangements as part of its risk management strategy.

(13) COMMITMENTS AND CONTINGENCIES

     The Porta-Test purchase agreement, executed in January 2000, contains a provision to calculate a payment to certain former stockholders of Porta-Test Systems, Inc. for a three-year period ended January 24, 2003, based upon sales of a limited number of specified products designed by or utilizing technology that existed at the time of the acquisition. Liability under this arrangement is contingent upon attaining certain performance criteria, including gross margins and sales volumes for the specified products. The payment is made annually on the anniversary date of the acquisition. As of March 31, 2001, the Company had accrued approximately $240,000 related to its obligation under this arrangement with a corresponding increase in goodwill. Any future liabilities incurred under this arrangement will also result in an increase in goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (each a "Forward-Looking Statement"). The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify Forward-Looking Statements. Forward-Looking Statements in this document include, but are not limited to, discussions regarding indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company's results of operations (see "--Industry and Business Environment"), future uses of and requirements for financial resources (see "--Liquidity and Capital Resources"), and anticipated backlog levels for 2001 (see "--Liquidity and Capital Resources"). The Company's expectations about its business outlook, customer spending, oil and gas prices and the business environment for the Company and the industry in general are only its expectations regarding these matters. No assurance can be given that actual results may not differ materially from those in the Forward-Looking Statements herein for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of the Organization of Petroleum Exporting Countries, conflict in major petroleum producing or consuming regions, the development of technology which could lower overall finding and development costs, weather patterns and the overall condition of capital and equity markets for countries in which the Company operates.

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

     NATCO's operations are organized into three separate business segments:
North American operations, a segment which primarily provides standardized components, replacement parts and used components and equipment servicing; engineered systems, a segment which primarily provides customized, large scale integrated oil and gas production systems; and automation and control systems, a segment which provides control panels and systems that monitor and control oil and gas production.

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

ACQUISITIONS

     On March 19, 2001, the Company acquired all the outstanding share capital of Axsia Group Limited ("Axsia"), a privately held company based in the United Kingdom, for approximately $42.8 million, net of cash acquired. Axsia specializes in the design and supply of water reinjection systems for oil and gas fields, oily water treatment, oil separation, hydrogen production and other process equipment systems. This acquisition was financed with borrowings under NATCO's term loan facility, and was accounted for using the purchase method of accounting. Results of operations for Axsia have been included in NATCO's condensed consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the Axsia acquisition were $48.1 million and $75,000, respectively, at March 31, 2001. The purchase price allocation has not yet been finalized, but NATCO's management does not believe that the final purchase price allocation will differ materially from that as of March 31, 2001.

INDUSTRY AND BUSINESS ENVIRONMENT

     NATCO is a leading provider of equipment, systems and services used in the production of crude oil and natural gas, primarily at the wellhead, to separate oil and gas within a production stream and to remove contaminants. The Company's products and services are used in onshore and offshore fields in most major oil and gas producing regions of the world. Separation and decontamination of a production stream is needed at almost every producing well in order to meet the specifications of transporters and end users.

     One indicator of capital spending in the oil and gas industry is commodity prices. Energy prices were low in 1998 and 1999 and began to rise steadily in mid-year as production cuts by OPEC and other oil producing countries reduced excess inventory levels. Energy prices remained high until the spring of 2000 when these same producers elected to increase production to bring energy prices down to more sustainable levels. The average price of oil per barrel during 2000, using the West Texas Intermediate spot price, was approximately $30, and the average natural gas price per MMBtu during 2000, using the NYMEX Henry Hub price, was approximately $4 per MMBtu. The spot price of these commodities as of March 31, 2001 was approximately $27 per barrel of oil and $5 per MMBtu of natural gas.

     Another indicator of capital spending in the oil and gas industry is the number of operating rigs in the U.S. and Canada, which has increased from 1,019 at March 31, 2000 to 1,519 at March 31, 2001, as published by Baker Hughes.

     The increase in oil prices has had a positive effect on the Company's overall sales in 2000 and 2001. The recent price and rig count improvements have contributed to improved overall industry conditions and should also cause NATCO's customers to continue to increase their exploration and development efforts. Although energy price and rig count increases are indicators that additional oil and gas production may occur throughout 2001, there can be no assurance that overall production will increase, that an increase in production trends will continue through 2001 or that such an increase in production would result in an increase in revenues for the Company.

     The following discussion of NATCO's historical results of operations and financial condition should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

     In the first quarter of 2001, the Company changed its presentation of its reportable segments by combining the traditional production equipment and services business segment with the NATCO Canada business segment, to form the North American operations business segment. This change has been retroactively reflected in all periods presented.

     In July 2000, the Company changed its presentation of certain assets that were acquired from The Cynara Company ("Cynara") in November 1998, and the related operating results, for segment reporting purposes. The majority of the assets were reclassified to the North American operations business segment from the engineered systems business segment. This change has been retroactively reflected in all periods presented.


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Revenues. Revenues of $62.9 million for the three months ended March 31, 2001 increased $11.1 million, or 21%, from $51.9 million for the three months ended March 31, 2000. The following table summarizes revenues by business segment for the quarters ended March 31, 2001 and 2000, respectively.


                                    Three Months Ended
                                        March 31,
                                    ------------------
                                                                     Percentage
                                     2001        2000       Change     Change
                                    -------    -------      -------  ----------
                                                   (unaudited)
                                     (in thousands, except percentage change)

North American Operations           $34,601    $27,623     $ 6,978      25%
Engineered Systems                   17,965     16,848       1,117       7%
Automation and Control Systems       12,807      9,645       3,162      33%
Corporate and Other                  (2,463)    (2,261)       (202)     (9)%
                                    -------    -------     -------
    Total                           $62,910    $51,855     $11,055      21%
                                    -------    -------     -------


     North American operations revenues increased $7.0 million, or 25%, for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, due to a continued increase in oilfield activity as a result of an overall increase in oil and gas prices, which began in 2000. The Company experienced increased demand for its production process equipment, domestic parts and services, export parts and services and CO2 membrane technology products. These increases in equipment sales were offset slightly by a decline in Canadian operations, as several large projects in process during the first quarter of 2000 were completed. Affiliated revenues for this business segment were constant at approximately $1.4 million for the quarters ended March 31, 2001 and 2000.

     Revenues for the engineered systems business segment increased $1.1 million, or 7%, for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000. This increase was primarily due to the acquisition of Axsia in March 2001, which provided revenues of $3.9 million since the date of acquisition. This increase was partially offset due to a decline in revenues recognized under long-term engineering projects, including the Carigali-Triton Operating Company SDN BHD ("CTOC") contract, which provided $10.0 million of revenue for the quarter ended March 31, 2000 as compared to $8.4 million for the quarter ended March 31, 2001. Engineered systems revenues of $18.0 million for the quarter ended March 31, 2001 included approximately $8,000 of affiliated revenues. No affiliated revenues were included in the results of this business segment for the quarter ended March 31, 2000.

     Revenues for the automation and control systems business segment increased $3.2 million, or 33%, for the quarter ended March 31, 2001, as compared to the respective period in 2000. This increase in revenues was the result of higher demand for the Company's products and an increase in field services for both time and materials and quote job projects. Affiliated revenues of approximately $1.0 million and $892,000 were included in the results for the quarters ended March 31, 2001 and 2000, respectively.

     The change in revenues for corporate and other represents the elimination of revenues of affiliates as discussed above.

     Gross Profit. Gross profit for the quarter ended March 31, 2001 increased $2.9 million, or 22%, to $16.0 million, compared to $13.1 million for the quarter ended March 31, 2000. As a percentage of revenue, gross margins remained constant at 25% for the three months ended March 31, 2001 and 2000. The following table summarizes gross profit by business segment for the quarters then ended:

                                               Three Months Ended
                                                    March 31,
                                               ------------------              Percentage
                                                2001        2000      Change     Change
                                               -------     -------    ------   ----------
                                                              (unaudited)
                                               (in thousands, except percentage change)

     North American Operations                 $ 8,406     $ 5,601     $2,805       50%
     Engineered Systems                          5,186       5,798       (612)     (11)%
     Automation and Control Systems              2,401       1,719        682       40%
                                               -------     -------     ------
               Total                           $15,993     $13,118     $2,875       22%
                                               -------     -------     ------

     Gross profit for the North American operations business segment increased $2.8 million, or 50%, for the quarter ended March 31, 2001, as compared to the respective period in 2000. This increase in margin was due primarily to a 25% increase in revenues and favorable sales mix, including higher sales of domestic and export part and services and CO2 membrane operations products, which generally provide higher margins than standard production equipment. As a percentage of revenue, gross margins were 24% and 20% for the quarters ended March 31, 2001 and 2000, respectively.

     Gross profit for the engineered systems business segment for the quarter ended March 31, 2001 decreased approximately $612,000, or 11%, primarily due to a decline in large engineered systems projects, as compared to the quarter ended March 31, 2000. This decline was partially offset by the margin contribution of Axsia, which provided approximately $689,000 since the date of acquisition. Gross margin for engineered systems represented 29% and 34% of the segment's revenues for the quarters ended March 31, 2001 and 2000, respectively.


     Gross profit for the automation and control systems business segment increased $682,000, or 40%, for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000. This increase was directly related to a 33% increase in revenues and more favorable margins earned on quote job projects due to higher demand for services. Gross margin as a percentage of revenue for the quarters ended March 31, 2001 and 2000, was 19% and 18%, respectively.

     Selling, General and Administrative Expense. Selling, general and administrative expense of $11.1 million increased $1.6 million, or 17%, for the quarter ended March 31, 2001, as compared to the respective period in 2000. This increase was largely related to the execution of NATCO's business plan and included: (1) results of operations for Porta-Test, MPE, Engineering Specialties Inc. ("ESI"), and Axsia, as applicable, based upon the timing of the acquisitions, as 2001 results include a full three-months of activity for the 2000 acquisitions and Axsia activity since inception, March 19, 2001, (2) increased spending for technology and product development, and (3) continued investment in pre-order engineering expenses.

     Depreciation and Amortization Expense. Depreciation and amortization expense of $1.6 million for the quarter ended March 31, 2001, increased $323,000, or 25%, compared to $1.3 million for the quarter ended March 31, 2000. Depreciation expense of $972,000 for the quarter ended March 31, 2001, increased $54,000, or 6%, as compared to the respective period for 2000. This increase was primarily due to capital expenditures in 2000 of approximately $8.1 million, which included a significant upgrade to the manufacturing facility in Pittsburg, California, completed in the fourth quarter of 2000. This increase was partially offset by a change in accounting estimate in the second quarter of 2000 to extend the service life of certain operational assets. Amortization expense of $631,000 for the quarter ended March 31, 2001, increased $269,000, or 74%, as compared to $362,000 for the quarter ended March 31, 2000. This increase was primarily due to amortization of goodwill associated with the Porta-Test, MPE and ESI acquisitions that were purchased in January, February and April of 2000, respectively. In addition, the acquisition of Axsia in March 2001 provided amortization expense of approximately $75,000. Also, amortization expense increased due to an increase in goodwill related to the acquisition of The Cynara Company ("Cynara") in November 1998. Pursuant to the Cynara purchase agreement, NATCO issued 8,520 shares and 418,145 shares of the Company's Class B common stock during February 2001 and June 2000, respectively, to Cynara's former shareholders based upon the achievement of certain performance criteria, and the cost of such shares was charged to goodwill.

     Unusual Charges. Unusual charges for the quarter ended March 31, 2000 were $1.5 million. This charge was primarily for compensation expense associated with the employment agreement of an executive officer. The terms of the agreement entitled the officer to a sum equal to an outstanding note and accrued interest, totaling $1.2 million at December 31, 1999, upon the sale of the Company's Class A common stock in an initial public offering. NATCO completed its initial public offering on January 27, 2000, and, per the agreement, the Company recorded compensation expense for the amount of the note and accrued interest, including related payroll burdens, totaling $1.3 million. In addition, the Company recorded relocation expenses totaling $208,000 associated with the consolidation of an existing Company facility with a facility that was acquired with the acquisition of Porta-Test. No unusual charges were recorded for the quarter ended March 31, 2001.

     Interest Expense. Interest expense was $706,000 for the quarter ended March 31, 2001, as compared to $336,000 for the respective period in 2000. This 110% increase in interest expense was due primarily to an increase in long-term debt under the new term loan and revolving credit facilities from $2.3 million at March 31, 2000 to $56.9 million at March 31, 2001. NATCO retired $27.9 million of long-term debt under the Company's old term loan facility during February 2000 utilizing the proceeds from its initial public offering of the Company's Class A common stock. In March 2001, the Company borrowed $50.0 million against its new term loan facility to acquire Axsia and to retire borrowings under its predecessor revolving credit facility.

     Provision for Income Taxes. Income tax expense of $968,000 for the quarter ended March 31, 2001, increased $822,000 from $146,000 for the quarter ended March 31, 2000. The primary reason for this increase in tax expense was an increase in income before income taxes, which was $2.3 million for the quarter ended March 31, 2001, as compared to $340,000 for the respective period in 2000. The effective tax rate declined from 42.8% in 2000 to 41.3% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, the Company had cash and working capital of $3.7 million and $34.6 million, respectively, as compared to cash and working capital of $1.0 million and $49.1 million, respectively, at December 31, 2000.

     Net cash provided by operating activities for the quarter ended March 31, 2001 was $12.0 million, compared to net cash used in operations of $5.2 million for the quarter ended March 31, 2000. The increase in cash provided by operating activities during the three months ended March 31, 2001, was due to an increase in customer advance payments and other current liabilities and higher net income, partially offset by an increase in inventories.

     Net cash used in investing activities for the quarter ended March 31, 2001 was $49.2 million, of which $48.1 was used to acquire Axsia and $1.3 million was used for capital expenditures. For the quarter ended March 31, 2000, $9.9 million was used for investing activities primarily to acquire Porta-Test and MPE and for capital expenditures.

     Net cash provided by financing activities for the quarter ended March 31, 2001 was $40.1 million, as compared to net cash provided by financing activities for the quarter ended March 31, 2000 of $15.9 million. The primary source of funds for financing activities for the quarter ended March 31, 2001 was term loan borrowings of $50.0 million, partially offset by net repayments under revolving and short-term debt facilities of $8.8 million. The primary source of funds for financing activities during the quarter ended March 31, 2000 was the issuance of the Company's Class A common stock through an initial public offering and the exercise of an over-allotment option by NATCO's underwriters, which provided $37.7 million and $10.5 million, respectively. These proceeds were used primarily to retire $27.9 million of outstanding debt under a term loan arrangement, to repay $3.0 million borrowed under the revolving credit agreement for the purchase of Porta-Test, and to repay $2.9 million of debt assumed in the acquisitions of Porta-Test and MPE.

     On March 16, 2001, the Company entered into a new credit facility that consisted of a $50.0 million term loan, a $35.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $5.0 million U.K. revolving facility. The term loan matures on March 15, 2006, and each of the revolving facilities matures on March 15, 2004.

     Amounts borrowed under the term loan facility currently bear interest at 7.23% per annum. Amounts borrowed under revolving facility bear interest as follows:

     o until April 1, 2002, at a rate equal to, at the Company's election, either (1) LIBOR plus 2.25% or (2) a base rate plus 0.75%; and

     o on and after April 1, 2002, at a rate based upon the ratio of funded debt to EBITDA and ranging from, at the Company's election, (1) a high of LIBOR plus 2.50% to a low of LIBOR plus 1.75% or, (2) a high of a base rate plus 1.0% to a low of a base rate plus 0.25%.

     As of March 31, 2001, the weighted average interest rate of the Company's borrowings under the revolving credit agreement was 7.93%.

     NATCO will pay commitment fees of 0.50% per year until April 1, 2002 and 0.30% to 0.50% per year, depending upon the ratio of funded debt to EBITDA, on and after April 1, 2002, in each case on the undrawn portion of the facility.

     The revolving credit facility is guaranteed by all the Company's domestic subsidiaries and is secured by a first priority lien on all inventory, accounts receivable and other material tangible and intangible assets. NATCO has also pledged 65% of the voting stock of its active foreign subsidiaries.

     On March 19, 2001, NATCO borrowed $50.0 million under term the loan portion of this new facility and used $45.0 million to purchase all the outstanding share capital of Axsia. The remaining borrowings were used to repay $16.5 outstanding under a predecessor revolving credit and term loan facility. As of March 31, 2001, the Company had borrowings of $50.0 million outstanding under the term loan facility.

     As of March 31, 2001, the Company was in compliance with all restrictive debt covenants. NATCO had letters of credit outstanding under the revolving credit facilities totaling $15.2 million at March 31, 2001. These letters of credit constitute contract performance and warranty collateral and expire at various dates through December 2002.

     The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, of which no borrowings were outstanding as of March 31, 2001. The Company had issued letters of credit under this facility that totaled $7.2 million as of March 31, 2001. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2003.

     The Company's sales backlog at March 31, 2001 was $88.8 million and included backlog of $47.2 million related to Axsia, which was acquired on March 19, 2001. In addition, backlog at March 31, 2001 included $4.1 million related to the CTOC project, which contributed $48.4 million to backlog at March 31, 2000. Excluding the impact of the Axsia acquisition and the CTOC project, backlog at March 31, 2001 was $37.5 million as compared to $29.1 million at March 31, 2000. Management believes that the backlog will continue to improve throughout 2001 as additional engineered systems projects are awarded.

     At March 31, 2001, borrowing base limitations reduced the Company's available borrowing capacity under the term loan and revolving credit agreement and export sales credit agreement to $20.3 million and $2.9 million, respectively. However, NATCO's management believes that the Company's operating cash flow, supported by its borrowing capacity, will be adequate to fund operations throughout 2001. Should the Company decide to pursue additional acquisition opportunities during the remainder of 2001, the determination of the Company's ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's operations are conducted around the world in a number of different countries. Accordingly, future earnings are exposed to changes in foreign currency exchange rates when transactions are denominated in currencies other than the Company's functional currencies, the primary currencies in which the Company conducts its business in various jurisdictions. The majority of the Company's foreign currency transactions are denominated in the Canadian dollar and British pounds sterling, which are the functional currencies of NATCO Canada and Axsia, respectively. At NATCO Canada, contracts are generally denominated and settled in the functional currency, thereby mitigating risks associated with currency fluctuations. At Axsia, contracts may be denominated and settled in currencies other than the functional currency. The Company has entered into certain currency forward contract arrangements whereby the Company purchases foreign currencies at a specified strike price in order to hedge exposure to currency fluctuations on contracts denominated in currencies other than the functional currency. The Company's policy is to record these contracts and their underlying balance sheet accounts at fair market value and to record any changes in fair value as charges to income in the current period. The nature of these derivative arrangements is to offset any negative impact of changes in foreign currency exchange rates, as any gain or loss recorded on the underlying asset or liability would be offset by a contrasting gain or loss on the derivative asset or liability. As such, these contracts are an effective hedge to mitigate exchange rate exposure related to these transactions. At March 31, 2001, the Company obtained the fair market value of the forward contracts from the counter-party financial institutions. The Company intends to fulfill these contractual commitments. NATCO does not intend to enter into new derivative arrangements as part of its risk management strategy.

     The Company's financial instruments are subject to change in interest rates, including its revolving credit and term loan facility and its working capital facility for export sales. At March 31, 2001, the Company had borrowings of $50.0 million outstanding under the term loan portion of the revolving credit and term loan facility, at an interest rate of 7.23%. Borrowings, which bear interest at floating rates, outstanding under the revolving credit agreement at March 31, 2001, totaled $6.9 million. As of March 31, 2001, the weighted average interest rate of the Company's borrowings under its revolving credit facility was 7.93%. There were no borrowings outstanding under the working capital facility for export sales at March 31, 2001.

     Based on past market movements and possible near-term market movements, the Company's management does not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. Assuming the Company's current level of borrowings, a 100 basis point increase in interest rates under its variable interest rate facilities would decrease the Company's current quarter net income and cash flow from operations by less than $100,000. In the event of an adverse change in interest rates, the Company could take action to mitigate its exposure. However, due to the uncertainty of actions that could be taken and the possible effects, this calculation assumes no such actions. Furthermore, this calculation does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

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

     (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended March 31, 2001.

     (c)  Index of Exhibits


EXHIBIT NO.                            DESCRIPTION
-----------                            -----------

     2.1      --  Amended and Restated Agreement and Plan of Merger dated
                  November 17, 1998 but effective March 26, 1998 among the Company, NATCO Acquisition Company, National Tank
                  Company and The Cynara Company (incorporated by reference to Exhibit 2.1 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).

     2.2      --  Stock Purchase Agreement dated as of May 7, 1997 among
                  Enterra Petroleum Equipment Group, Inc., National Tank
                  Company and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.2 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).

     2.3      --  Stock Purchase Agreement dated as of January 25, 2001 but effective March 16, 2001 between the Company and Axsia
                  Group Limited (incorporated  by reference to Exhibit
                  2.3 of the Company's Annual Report on Form 10-K for the period ended December 31, 2000).

     2.4      --  Amendment of Stock Purchase Agreement dated as of March
                  16, 2001 between the Company and Axsia Group Limited
                  (incorporated By reference to Exhibit 2.4 of the Company's
                  Annual Report on Form 10-K for the period ended
                  December 31, 2000).

     3.1      --  Restated Certificate of Incorporation of the Company,
                  as amended by Certificate of Amendment dated November
                  18, 1998 and Certificate of Amendment dated November
                  29, 1999 (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement No. 333-48851 on
                  Form S-1).



EXHIBIT NO.                            DESCRIPTION
-----------                            -----------

     3.2      --  Certificate of Designations of Series A Junior
                  Participating Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).

     3.3      --  Amended and Restated Bylaws of the Company, as amended
                  (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000).

     4.1      --  Specimen Common Stock certificate (incorporated by
                  reference to Exhibit 4.1 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).

     4.2      --  Rights Agreement dated as of May 15, 1998 by and among the Company and ChaseMellon Shareholder Services,
                  L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement
                  No. 333-48851 on Form S-1).

     4.3      --  Registration Rights Agreement dated as of November 18,
                  1998 among the Company and Capricorn Investors, L.P.
                  and Capricorn Investors II, L.P. (incorporated by reference to Exhibit 4.3 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).

     4.4      --  Registration Rights Agreement dated as of November 18,
                  1998 among the Company and the former stockholders of The Cynara Company (incorporated by reference to
                  Exhibit 4.4 of the Company's Registration Statement
                  No. 333-48851 on Form S-1).

    10.1**    --  Directors Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).

    10.2**    --  Form of Nonemployee Director's Option Agreement
                  (incorporated by reference to Exhibit 10.2 of the
                  Company's Registration Statement No. 333-48851 on
                  Form S-1).

    10.3**    --  Employee Stock Incentive Plan (incorporated by
                  reference to Exhibit 10.3 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).

    10.4**    --  Form of Nonstatutory Stock Option Agreement
                  (incorporated by reference to Exhibit 10.24 to the
                  Company's Registration Statement No. 333-48851 on
                  Form S-1).

    10.5      --  Commitment Letter dated November 24, 1994 from The Bank of Nova Scotia to NATCO Canada, Ltd. (incorporated by reference to Exhibit 10.5 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).

    10.6      --  Service and Reimbursement Agreement dated as of July 1,
                  1997 between the Company and Capricorn Management,
                  G.P. (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement No. 333-48851 on
                  Form S-1).

    10.7**    --  Form of Indemnification Agreement between the Company
                  and its officers and directors (incorporated by
                  reference to Exhibit 10.0 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).

    10.8      --  Securities Exchange Agreement dated as of March 5, 1998 by and among the Company, Capricorn Investors, L.P.
                  and Capricorn Investors II, L.P. (incorporated by reference to Exhibit 10.10 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).

    10.9      --  Stockholders' Agreement by and among the Company,
                  Capricorn Investors, L.P. and Capricorn Investors II,
                  L.P. (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement No. 333-48851 on
                  Form S-1).

                                       18


EXHIBIT NO.                           DESCRIPTION
-----------                           ------------

    10.10**   --  Employment Agreement dated as of July 31, 1997 between the Company and Nathaniel A. Gregory, as amended as of
                  July 12, 1999 (incorporated by reference to Exhibit
                  10.12 of the Company's Registration Statement No.
                  333-48851 on Form S-1).

    10.11     --  Stockholder's Agreement dated as of November 18, 1998
                  among the Company, Capricorn Investors, L.P.,
                  Capricorn Investors II, L.P. and the former stockholders of The Cynara Company (incorporated by reference to Exhibit 10.19 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).

    10.12**   --  Change of Control Policy dated as of September 28,
                  1999 (incorporated by reference to Exhibit 10.20 of
                  the Company's Registration Statement No. 333-48851 on
                  Form S-1).

    10.13**   --  Severance Pay Summary Plan Description (incorporated
                  by reference to Exhibit 10.21 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).

    10.14     --  Loan Agreement ($22,000,000 U.S. Revolving Loan
                  Facility, $10,000,000 Canadian Revolving Loan Facility and $32,500,000 Term Loan Facility) dated as of November 20, 1998 among National Tank Company, NATCO
                  Canada, Ltd., Chase Bank of Texas, National
                  Association, The Bank of Nova Scotia and the other lenders parties thereto and joined in by NATCO Group, Inc., as amended (incorporated by reference to Exhibit
                  10.22 to the Company's Registration Statement No.
                  333-48851 on Form S-1).

    10.15     --  International Revolving Loan Agreement dated as of
                  June 30, 1997 between National Tank Company and Texas
                  Commerce Bank, National Association, as amended
                  (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement No. 333-48851 on
                  Form S-1).

    10.16     --  Loan Agreement ($35,000,000 U.S. Revolving Loan
                  Facility, $10,000,000 Canadian Revolving Loan
                  Facility, $5,000,000 U.K. Revolving Loan Facility and
                  $50,000,000 Term Loan Facility) dated as of March 16,
                  2001 among NATCO Group Inc., NATCO Canada, Ltd., Axsia
                  Group Limited, The Chase Manhattan Bank, Royal Bank of
                  Canada, Chase Manhattan International Limited, Bank
                  One, N.A. (Main Office Chicago, Illinois), Wells Fargo
                  Bank Texas, National Association, JP Morgan, a
                  Division of Chase Securities, Inc., and the other lenders now or hereafter Parties hereto (incorporated by reference to Exhibit 10.16 of the Company's Annual
                  Report on Form 10-K for the period ended December 31,
                  2000).


[FN]
** Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NATCO Group Inc.
                                      (Registrant)


                                      By: /s/ J. Michael Mayer
                                         ---------------------------
                                          Name: J. Michael Mayer
                                          Senior Vice President and
                                          Chief Financial Officer


Date: May 15, 2001                    By: /s/ Ryan S. Liles
                                         ------------------------------
                                          Name: Ryan S. Liles
                                          Vice President and Controller
                                          (Principal Accounting Officer)

Date: May 15, 2001

                                 EXHIBIT INDEX


EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
     2.1      --  Amended and Restated Agreement and Plan of Merger
                  dated November 17, 1998 but effective March 26, 1998
                  among the Company, NATCO Acquisition Company, National
                  Tank Company and The Cynara Company (incorporated by
                  reference to Exhibit 2.1 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).

     2.2      --  Stock Purchase Agreement dated as of May 7, 1997 among
                  Enterra Petroleum Equipment Group, Inc., National Tank
                  Company and Weatherford Enterra, Inc. (incorporated by reference to Exhibit 2.2 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).

     2.3      --  Stock Purchase Agreement dated as of January 25, 2001
                  but effective March 16, 2001 between the Company and Axsia Group Limited (incorporated by reference to
                  Exhibit 2.3 of the Company's Annual Report on
                  Form 10-K for the period ended December 31, 2000).

     2.4      --  Amendment to Stock Purchase Agreement dated as of March
                  16, 2001 between the Company and Axsia Group Limited
                  (incorporated by reference to Exhibit 2.4 of the Company's Annual Report on Form 10-K for the period ended December 31, 2000).

     3.1      --  Restated Certificate of Incorporation of the Company,
                  as amended by Certificate of Amendment dated November
                  18, 1998 and Certificate of Amendment dated November
                  29, 1999 (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement No. 333-48851 on
                  Form S-1).

     3.2      --  Certificate of Designations of Series A Junior
                  Participating Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).

     3.3      --  Amended and Restated Bylaws of the Company, as
                  amended. (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000).

     4.1      --  Specimen Common Stock certificate (incorporated by
                  reference to Exhibit 4.1 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).

     4.2      --  Rights Agreement dated as of May 15, 1998 by and among the Company and ChaseMellon Shareholder Services,
                  L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement
                  No. 333-48851 on Form S-1).

     4.3      --  Registration Rights Agreement dated as of November 18,
                  1998 among the Company and Capricorn Investors, L.P.
                  and Capricorn Investors II, L.P. (incorporated by reference to Exhibit 4.3 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).

     4.4      --  Registration Rights Agreement dated as of November 18,
                  1998 among the Company and the former stockholders of The Cynara Company (incorporated by reference to
                  Exhibit 4.4 of the Company's Registration Statement
                  No. 333-48851 on Form S-1).

    10.1**    --  Directors Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).

    10.2**    --  Form on Nonemployee Director's Option Agreement
                  (incorporated by reference to Exhibit 10.2 of the
                  Company's Registration Statement No. 333-48851 on
                  Form S-1).



EXHIBIT NO.                      DESCRIPTION
-----------                      -----------

    10.3**    --  Employee Stock Incentive Plan (incorporated by
                  Reference to Exhibit 10.3 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).

    10.4**    --  Form of Nonstatutory Stock Option Agreement
                  (incorporated by reference to Exhibit 10.24 to the
                  Company's Registration Statement No. 333-48851 on Form
                  S-1).

    10.5      --  Commitment Letter dated November 24, 1994 from The
                  Bank of Nova Scotia to NATCO Canada, Ltd.
                  (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement No. 333-48851 on
                  Form S-1).

    10.6      --  Service and Reimbursement Agreement dated as of July
                  1, 1997 between the Company and Capricorn Management,
                  G.P. (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement No. 333-48851 on
                  Form S-1).

    10.7**    --  Form of Indemnification Agreement between the Company
                  and its officers and directors (incorporated by
                  reference to Exhibit 10.9 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).

    10.8      --  Securities Exchange Agreement dated as of March 5,
                  1998 by and among the Company, Capricorn Investors, L.P. and Capricorn Investors II, L.P. (incorporated by reference to Exhibit 10.10 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).

    10.9      --  Stockholders' Agreement by and among the Company,
                  Capricorn Investors, L.P. and Capricorn Investors II,
                  L.P. (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement No. 333-48851 on Form S-1).

    10.10**   --  Employment Agreement dated as of July 31, 1997
                  between the Company and Nathaniel A. Gregory, as
                  amended as of July 12, 1999 (incorporated by reference
                  to Exhibit 10.12 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).

    10.11     --  Stockholder's Agreement dated as of November 18,
                  1998 among the Company, Capricorn Investors, L.P.,
                  Capricorn Investors II, L.P. and the former stockholders of The Cynara Company (incorporated by reference to Exhibit 10.19 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).

    10.12**   --  Change of Control Policy dated as of September 28,
                  1999 (incorporated by reference to Exhibit 10.20 of
                  the Company's Registration Statement No. 333-48851 on
                  Form S-1).

    10.13**   --  Severance Pay Summary Plan Description (incorporated
                  by reference to Exhibit 10.21 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).

    10.14     --  Loan Agreement ($22,000,000 U.S. Revolving Loan
                  Facility, $10,000,000 Canadian Revolving Loan Facility and $32,500,000 Term Loan Facility) dated as of November 20, 1998 among National Tank Company, NATCO
                  Canada, Ltd., Chase Bank of Texas, National
                  Association, The Bank of Nova Scotia and the other lenders parties thereto and joined in by NATCO Group, Inc., as amended (incorporated by reference to Exhibit
                  10.22 to the Company's Registration Statement No.
                  333-48851 on Form S-1).

    10.15     --  International Revolving Loan Agreement dated as of
                  June 30, 1997 between National Tank Company and Texas
                  Commerce Bank, National Association, as amended
                  (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement No. 333-48851 on
                  Form S-1).



EXHIBIT NO.                      DESCRIPTION
-----------                      -----------


    10.16     --  Loan Agreement ($35,000,000 U.S., Revolving Loan
                  Facility, $10,000,000 Canadian Revolving Loan
                  Facility, $5,000,000 U.K. Revolving Loan Facility and
                  $50,000,000 Term Loan Facility) dated as of March 16,
                  2001 among NATCO Group Inc., NATCO Canada, Ltd., Axsia
                  Group Limited, The Chase Manhattan Bank, Royal Bank of
                  Canada, Chase Manhattan International Limited, Wells
                  Fargo Bank Texas, National Association, JP Morgan, A
                  Division of Chase Securities, Inc. and the other lenders now or hereafter parties hereto (incorporated by reference to Exhibit 10.16 of the Company's Annual
                  Report on Form 10-K for the period ended December 31,
                  2000).


[FN]
**  Management contracts or compensatory plans or arrangements.