Form 10-Q
period 2001-06-30
NATCO GROUP INC
filed 2001-08-10
CIK 1057693

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001,

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

    As of August 1, 2001 Class A, $0.01 par value per share 15,165,368 shares
                Class B, $0.01 par value per share 587,048 shares

================================================================================

                                NATCO GROUP INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                   NO.
                                                                                   ---
PART I -- FINANCIAL INFORMATION

         Item 1.        Financial Statements................................        3

                        Unaudited Condensed Consolidated Balance Sheets --
                        June 30, 2001 and December 31, 2000.................        3

                        Unaudited Condensed Consolidated Statements of
                        Operations -- Three Months Ended June 30, 2001 and
                        2000, and Six Months Ended June 30, 2001 and 2000...        4

                        Unaudited Condensed Consolidated Statements of Cash
                        Flows -- Six Months Ended June 30, 2001 and 2000....        5

                        Notes to Unaudited Condensed Consolidated Financial
                        Statements..........................................        6

         Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.................       12

         Item 3.        Quantitative and Qualitative Disclosures About
                        Market Risk.........................................       19

         PART II -- OTHER INFORMATION

         Item 1.        Legal Proceedings...................................       20

         Item 2.        Changes in Securities and Use of Proceeds...........       20

         Item 3.        Defaults Upon Senior Securities.....................       20

         Item 4.        Submission of Matters to a Vote of Security Holders.       20

         Item 5.        Other Information...................................       21

         Item 6.        Exhibits and Reports on Form 8-K....................       21

         Signatures     ....................................................       24

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                        NATCO GROUP INC. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      JUNE 30,         DECEMBER 31,
                                                                        2001               2000
                                                                        ----               ----
                                ASSETS

Current assets:
  Cash and cash equivalents .................................        $   4,708         $   1,031
  Trade accounts receivable, net ............................           89,072            53,807
  Inventories ...............................................           36,170            28,677
  Prepaid expenses and other current assets .................            9,093             2,965
                                                                     ---------         ---------
        Total current assets ................................          139,043            86,480
Property, plant and equipment, net ..........................           26,397            23,430
Goodwill, net ...............................................           81,628            36,534
Deferred income tax assets, net .............................            4,704             5,409
Other assets, net ...........................................            2,602             1,273
                                                                     ---------         ---------
        Total assets ........................................        $ 254,374         $ 153,126
                                                                     =========         =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt ....................        $   7,000         $      --
  Notes payable .............................................               --             1,005
  Accounts payable ..........................................           41,992            23,133
  Accrued expenses and other ................................           40,353            12,098
  Customer advances .........................................            3,461             1,163
                                                                     ---------         ---------
        Total current liabilities ...........................           92,806            37,399
Long-term debt, excluding current installments ..............           60,263            14,959
Postretirement benefit liability ............................           14,243            14,589
                                                                     ---------         ---------
        Total liabilities ...................................          167,312            66,947
                                                                     ---------         ---------
Stockholders' equity:
  Preferred stock $.01 par value. Authorized 5,000,000
    shares; no shares issued and outstanding ................               --                --
  Class A Common stock, $.01 par value. Authorized
    45,000,000 shares; issued and outstanding 15,165,368 and
    14,977,354 shares as of June 30, 2001 and December 31,
    2000, respectively ......................................              152               150
  Class B Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 587,048 and 699,874 shares
    as of June 30, 2001 and December 31, 2000, respectively .                6                 7
  Additional paid-in capital ................................           96,998            96,601
  Accumulated earnings/(deficit) ............................            1,390              (506)
  Treasury stock, 677,238 shares at cost as of
    June 30, 2001 and December 31, 2000 .....................           (6,316)           (6,316)
  Accumulated other comprehensive loss ......................           (2,013)           (1,864)
  Note receivable from officer and stockholder ..............           (3,155)           (1,893)
                                                                     ---------         ---------
        Total stockholders' equity ..........................           87,062            86,179
                                                                     ---------         ---------
Commitments and contingencies
        Total liabilities and stockholders' equity ..........        $ 254,374         $ 153,126
                                                                     =========         =========


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                                 --------                        --------
                                                            2001           2000            2001            2000
                                                            ----           ----            ----            ----
Revenues ..........................................      $ 82,559       $ 55,935       $ 145,469       $ 107,790
Cost of goods sold ................................        62,254         39,757         109,171          78,494
                                                         --------       --------       ---------       ---------
          Gross profit ............................        20,305         16,178          36,298          29,296
Selling, general and administrative expense .......        13,625          9,880          24,677          19,289
Depreciation and amortization expense .............         2,183          1,263           3,786           2,543
Unusual charges ...................................         1,600             --           1,600           1,528
Interest expense ..................................         1,583            438           2,289             774
Interest cost on postretirement benefit liability .           322            322             644             643
Interest income ...................................           (74)           (44)           (108)           (140)
                                                         --------       --------       ---------       ---------
          Income before income taxes ..............         1,066          4,319           3,410           4,659
Income tax provision ..............................           546          1,848           1,514           1,994
                                                         --------       --------       ---------       ---------
          Net income ..............................      $    520       $  2,471       $   1,896       $   2,665
                                                         ========       ========       =========       =========
EARNINGS PER SHARE:
  Basic ...........................................      $   0.03       $   0.17       $    0.12       $    0.19
  Diluted .........................................      $   0.03       $   0.16       $    0.12       $    0.18
WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING:
  Basic ...........................................        15,745         14,829          15,724          13,961
  Diluted .........................................        16,089         15,391          16,043          14,591

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                       --------
                                                                 2001           2000
                                                                 ----           ----
Cash flows from operating activities:
  Net income ...........................................      $  1,896       $  2,665
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Deferred income tax benefit ........................          (290)          (355)
    Depreciation and amortization expense ..............         3,786          2,543
    Non-cash interest income ...........................           (84)           (58)
    Interest cost on postretirement benefit liability ..           644            643
    Gain on the sale of property, plant and equipment ..           (74)           (17)
    Change in assets and liabilities, net of
      acquisitions:
      Increase in trade accounts receivable ............        (3,954)        (8,459)
      Increase in inventories ..........................        (6,611)        (5,097)
      Increase in prepaid expense and other current
        assets .........................................        (1,844)          (619)
      (Increase) decrease in long-term assets ..........        (1,579)           756
      Increase in accounts payable .....................         9,799          4,471
      Increase (decrease) in accrued expenses and
        other ..........................................        (2,602)           145
      Increase in customer advances ....................         2,344            540
                                                              --------       --------
          Net cash provided by (used in) operating
            activities .................................         1,431         (2,842)
                                                              --------       --------
Cash flows from investing activities:
  Capital expenditures for property, plant and .........        (3,109)        (4,340)
    equipment
  Proceeds from the sale of property, plant and ........           173             --
    equipment
  Acquisitions, net of cash acquired ...................       (48,191)       (17,229)
  Proceeds of note receivable ..........................            --          1,067
  Issuance of related party note receivable ............        (1,178)            --
  Proceeds from settlement .............................         1,500             --
  Other, net ...........................................            --             20
                                                              --------       --------
          Net cash used in investing activities ........       (50,805)       (20,482)
                                                              --------       --------
Cash flows from financing activities:
  Change in bank overdrafts ............................         2,136          2,933
  Net borrowings under long-term revolving credit
    facilities .........................................         4,129            513
  Repayments of short-term borrowings ..................        (1,001)            --
  Repayments of long-term debt .........................        (1,750)       (27,858)
  Borrowings of long-term debt .........................        50,000             --
  Issuance of common stock, net ........................            98         47,194
  Receipt from affiliate of remainder of net present
    value of postretirement benefit liability ..........            --            600
  Payments on postretirement benefit liability .........        (1,007)          (683)
  Other, net ...........................................            92            147
                                                              --------       --------
          Net cash provided by financing activities ....        52,697         22,846
                                                              --------       --------
Effect of exchange rate changes on cash and cash
  equivalents ..........................................           354           (365)
                                                              --------       --------
Change in cash and cash equivalents ....................         3,677           (843)
Cash and cash equivalents at beginning of period .......         1,031          1,747
                                                              --------       --------
Cash and cash equivalents at end of period .............      $  4,708       $    904
                                                              ========       ========
Cash payments for:
  Interest .............................................      $  1,567       $    611
  Income taxes .........................................      $  1,159       $     39
Significant non-cash investing and financing activities:
  Promissory notes issued for business acquisition .....      $     --       $  1,026
  Partial settlement of a note arrangement with
    treasury shares ....................................      $     --       $  1,525
  Debt assumed in acquisition ..........................      $     --       $  2,862
  Issuance of common stock for acquisition .............      $     85       $  4,077


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

(3) EARNINGS PER SHARE

         Basic earnings per share was computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per common and common equivalent share was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding for the period. For purposes of this calculation, outstanding employee stock options were considered common stock equivalents. Included in diluted shares were common stock equivalents related to employee stock options of 344,028 shares and 319,652 shares for the quarter and six-month period ended June 30, 2001, respectively. For the respective periods in 2000, common stock equivalents related to employee stock options totaled 561,814 shares and 629,487 shares. Anti-dilutive stock options were excluded from the calculation of common stock equivalents. The impact of these anti-dilutive shares would have been a reduction of 12,464 shares and 11,598 shares for the quarter and six-month period ended June 30, 2001, respectively. The impact of anti-dilutive shares would have been a reduction of 12,260 shares and 6,130 shares for the quarter and six-month period ended June 30, 2000, respectively.

(4) ACQUISITIONS

         On March 19, 2001, the Company acquired all the outstanding share capital of Axsia Group Limited ("Axsia"), a privately held company based in the United Kingdom, for approximately $42.8 million, net of cash acquired. Axsia specializes in the design and supply of water reinjection systems for oil and gas fields, oily water treatment, oil separation, hydrogen production and other process equipment systems. This acquisition was financed with borrowings under NATCO's term loan facility, and was accounted for using the purchase method of accounting. Results of operations for Axsia have been included in NATCO's condensed consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the Axsia acquisition were $47.8 million and $675,000, respectively, at June 30, 2001. Although the Axsia purchase price allocation has not yet been finalized, NATCO's management does not believe that the final purchase price allocation will differ materially from that as of June 30, 2001.

         Assuming the Axsia acquisition occurred on January 1, of the respective year, the unaudited pro forma results of the Company for the six-month periods ended June 30, 2001 and 2000, respectively, would have been as follows:

                                    PRO FORMA RESULTS
                                    SIX MONTHS ENDED
                                    ----------------
                             JUNE 30, 2001    JUNE 30, 2000
                             -------------    -------------
                              (unaudited)      (unaudited)
Revenues ............          $160,416          $130,778
Income before income              1,010             2,621
Net income ..........               210               560
Net income per share:
  Basic .............          $   0.01          $   0.04
  Diluted ...........          $   0.01          $   0.04


         These pro forma results assume debt service costs associated with the Axsia acquisition, net of tax effect, calculated at the Company's effective tax rate for the applicable period, and nondeductible goodwill amortization. Although prepared on a basis consistent with NATCO's condensed consolidated financial statements, these pro forma results do not purport to be indicative of the actual results which would have been achieved had the acquisition been consummated on January 1, of the respective year, and are not intended to be a projection of future results.

         Effective January 8, 2001, the Company entered into a Compromise Settlement Agreement with Phlipco, Inc., successor by merger to Enterra Petroleum Equipment Group, Inc. and Weatherford International, Inc., which resulted in a cash payment of $1.5 million to NATCO on May 31, 2001, to settle certain contingencies related to NATCO's acquisition of Total Engineering Systems Team, Inc. ("TEST") in 1997. The proceeds of this payment, net of related costs, were used to reduce goodwill related to the TEST acquisition.

(5) UNUSUAL CHARGES

         In June 2001, the Company recorded an unusual charge of $1.6 million. The charge consisted of $920,000 pursuant to an approved plan to close and merge an existing NATCO office into the operations of Axsia, acquired in March 2001. This charge included costs for severance, office consolidation and other expenses. Also, the Company withdrew a public debt offering and recorded an unusual charge of $680,000 for costs incurred related to the proposed offering.

         Pursuant to an employment agreement, an executive officer was entitled to a bonus upon the occurrence of any sale or public offering of the Company. The bonus equaled one and one-half percent (1.5%) of the value of all securities owned by stockholders of the Company prior to the sale or offering, including common stock valued at the price per share received in either the sale or public offering, and any debt held by such stockholders. In July 1999, the Company amended the employment agreement to eliminate the bonus and agreed to lend the officer $1.2 million to purchase 136,832 shares of common stock. Per the agreement, the officer would receive a bonus equal to the outstanding principal and interest of the note upon the sale or public offering of the Company. During February 2000, after the Company completed an initial public offering of its Class A common stock, NATCO recorded expense of $1.3 million in settlement of its obligation under this agreement. The officer used the proceeds, net of tax, to repay the Company approximately $665,000. The outstanding balance of this note, including accrued interest, at June 30, 2001, was approximately $633,000. The loan accrues interest at 6% annually.

         During the first quarter of 2000, NATCO incurred relocation charges of approximately $208,000 associated with the consolidation of an existing Company facility with a facility that was acquired in connection with the acquisition of Porta-Test International, Inc. ("Porta-Test").

(6) INVENTORIES

         Inventories consisted of the following amounts:

                                       JUNE 30,          DECEMBER 31,
                                         2001                2000
                                         ----                ----
                                      (UNAUDITED)
                                              (IN THOUSANDS)
Finished goods ..............          $  7,949           $  7,641
Work-in-process .............            12,183             10,403
Raw materials and supplies ..            16,698             11,203
                                       --------           --------
  Inventories at FIFO .......            36,830             29,247
Excess of FIFO over LIFO cost              (660)              (570)
                                       --------           --------
                                       $ 36,170           $ 28,677
                                       ========           ========

(7) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

         Cost and estimated earnings on uncompleted contracts were as follows:

                                                                        JUNE 30,          DECEMBER 31,
                                                                          2001                2000
                                                                          ----                ----
                                                                       (UNAUDITED)
                                                                                (IN THOUSANDS)
Cost incurred on uncompleted contracts .......................          $ 152,843           $ 67,477
Estimated earnings ...........................................             52,393             34,475
                                                                        ---------           --------
                                                                          205,236            101,952
Less billings to date ........................................            187,894             91,301
                                                                        ---------           --------
                                                                        $  17,342           $ 10,651
                                                                        =========           ========
Included in the accompanying balance sheet under the captions:
  Trade accounts receivable ..................................          $  18,652           $ 10,651
  Advance payments ...........................................             (1,310)                --
                                                                        ---------           --------
                                                                        $  17,342           $ 10,651
                                                                        =========           ========

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

(9) LONG-TERM DEBT

         The consolidated borrowings of the Company were as follows:

                                                                   JUNE 30,       DECEMBER 31,
                                                                     2001             2000
                                                                     ----             ----
                                                                 (UNAUDITED)
                                                                        (IN THOUSANDS)
BANK DEBT
Term loan with variable interest rate (5.99% at June 30,
  2001) and quarterly payments of principal ($1,750) and
  interest, due March 16, 2006 .........................          $ 48,250           $    --

Revolving credit bank loans with variable interest rate
  (8.58% at December 31, 2000) and quarterly payment of
  interest, due November 30, 2001 ......................                --            14,959

Revolving credit bank loans with variable interest rate
  (7.22% at June 30, 2001)  and quarterly payment of
  interest, due March 15, 2004 .........................            17,413                --

Revolving credit bank loans (Export Sales Facility) with
  variable interest rate (7.00% at June 30, 2001) and
  monthly payment of interest, due  March 15, 2004 .....             1,600                --
          Less current installments ....................            (7,000)               --
                                                                  --------           -------
          Long-term debt ...............................          $ 60,263           $14,959
                                                                  ========           =======

         On March 16, 2001, the Company entered into a new credit facility that consisted of a $50.0 million term loan, a $35.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $5.0 million U.K. revolving facility. The term loan matures on March 15, 2006, and each of the revolving facilities matures on March 15, 2004.

         Amounts borrowed under the term loan bear interest at a rate of 5.99% per annum as of June 30, 2001. Amounts borrowed under the revolving portion of the facility bear interest as follows:

         - until April 1, 2002, at a rate equal to, at the Company's election, either (1) the London Interbank Offered Rate ("LIBOR") plus 2.25% or (2) a base rate plus 0.75%; and

         - on and after April 1, 2002, at a rate based upon the ratio of funded debt to EBITDA (as defined in the credit facility) and ranging from, at the Company's election, (1) a high of LIBOR plus 2.50% to a low of LIBOR plus 1.75% or, (2) a high of a base rate plus 1.0% to a low of a base rate plus 0.25%.

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

         Borrowings of $50.0 million under the term loan facility were used primarily for the acquisition of Axsia. The remaining borrowings, along with additional borrowings under the revolving credit facility, were used to repay $16.5 million outstanding under a predecessor revolving credit and term loan facility.

         As of June 30, 2001, the Company was in compliance with all restrictive debt covenants. NATCO had letters of credit outstanding under the revolving credit facilities totaling $19.1 million at June 30, 2001. These letters of credit constitute contract performance and warranty collateral and expire at various dates through October 2004.

         The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, of which $1.6 million was outstanding as of June 30, 2001. The Company had no letters of credit outstanding under this facility as of June 30, 2001. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2003.

         The Company had unsecured letters of credit totaling $936,000 at June 30, 2001.

(10) INCOME TAXES

         NATCO's effective income tax rate for the quarter ended June 30, 2001 was 51.2%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate, and was due primarily to non-deductible goodwill amortization expense of $1.0 million. A tax benefit associated with the exercise of employee stock options of $54,000 and $214,000, respectively, was allocated to equity during the quarter and six-month period ended June 30, 2001.

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

                                                NORTH                            AUTOMATION
                                               AMERICAN       ENGINEERED         & CONTROL            CORPORATE &
                                              OPERATIONS        SYSTEMS           SYSTEMS            ELIMINATIONS      TOTAL

                                                                         (unaudited, in thousands)
    THREE MONTHS ENDED
      JUNE 30, 2001
    Revenues from unaffiliated customers        $36,704         $34,413           $11,442             $    --        $ 82,559
    Revenues from affiliates............            857              30               849               (1,736)           --
    Segment profit (loss)...............          3,088           2,954             1,426               (2,388)         5,080
    Total assets........................         96,126         125,547            20,116               12,585        254,374
    Capital expenditures................            551             672               181                  428          1,832
    Depreciation and amortization.......            595           1,380               111                   97          2,183

    THREE MONTHS ENDED
      JUNE 30, 2000
    Revenues from unaffiliated customers        $27,466         $17,937           $10,532             $    --        $ 55,935
    Revenues from affiliates............          1,823             --              1,122               (2,945)           --
    Segment profit (loss)...............          2,644           3,158             1,841               (1,344)         6,299
    Total assets........................         81,409          36,242            19,044               10,257        146,952
    Capital expenditures................            735           1,558                50                  145          2,488
    Depreciation and amortization.......            704             407               144                    8          1,263

    SIX MONTHS ENDED
      JUNE 30, 2001
    Revenues from unaffiliated customers        $69,895         $52,370           $23,204             $    --        $145,469
    Revenues from affiliates............          2,267              38             1,894               (4,199)           --
    Segment profit (loss)...............          6,035           4,724             2,669               (3,407)        10,021
    Total assets........................         96,126         125,547            20,116               12,585        254,374
    Capital expenditures................          1,005           1,412               256                  436          3,109
    Depreciation and amortization.......          1,480           1,828               261                  217          3,786

    SIX MONTHS ENDED
      JUNE 30, 2000
    Revenues from unaffiliated customers        $53,720         $34,785           $19,285             $    --        $107,790
    Revenues from affiliates............          3,192             --              2,014               (5,206)           --
    Segment profit (loss)...............          3,174           6,384             2,498               (3,576)         8,480
    Total assets........................         81,409          36,242            19,044               10,257        146,952
    Capital expenditures................          1,311           2,694               141                  194          4,340
    Depreciation and amortization.......          1,546             642               280                   75          2,543

(12) DERIVATIVE ARRANGEMENTS

         As of June 30, 2001, the Company was party to several foreign currency derivative arrangements as a result of the acquisition of Axsia on March 19, 2001. Specifically, the Company held foreign currency forward contracts used as a hedge against fluctuations in foreign currency exchange rates. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company's policy is to record these contracts on the balance sheet at fair market value and to record any changes in fair value as charges to income in the current period. The Company had no derivative financial instruments as of January 1, 2001.

         The objective of these derivative arrangements is to absorb the cash flow impact of possible exchange rate changes for Axsia projects that were required to settle in a currency other than British pounds sterling. Under these derivative arrangements, the Company agreed to sell British pounds sterling at a contractual strike price in exchange for a specified amount of the local currency. For example, the Company purchases units of the local currency in order to settle commitments with its vendors. Based upon the current exchange rate, a gain or loss on the underlying liability is recorded, as well as an offsetting gain or loss on the derivative forward contract. The nature of these derivative arrangements provides a hedge to mitigate exchange rate exposure.

         The following table summarizes the Company's commitments to sell British pounds sterling under derivative forward contracts as of June 30, 2001:

                                                                  LOCAL                                  POUNDS          FAIR VALUE
                                                                 CURRENCY        STRIKE PRICE           STERLING          IN POUNDS
CONTRACT TYPE            DATES              LOCAL CURRENCY        AMOUNT             RANGE             EQUIVALENT         STERLING
    Sell          8/1/2001 to 1/31/2002     Euros                  945,281      1.5623 to 1.6223          586,880           569,001
    Sell          7/1/2001 to 2/28/2002     US dollars          22,741,286      1.4710 to 1.5700       14,982,066        16,169,856
    Sell          7/1/2001 to 9/30/2001     Kuwaiti dinars         136,000           .04495               302,558           316,132

         At June 30, 2001, the Company confirmed the fair market value of its forward contracts with the counter-party financial institutions. The Company intends to fulfill these foreign currency contract commitments that extend through February 2002 and does not currently intend to enter into new derivative arrangements as part of its risk management strategy.

(13) COMMITMENTS AND CONTINGENCIES

         The Porta-Test purchase agreement, executed in January 2000, contains a provision to calculate a payment to certain former stockholders of Porta-Test Systems, Inc. for a three-year period ended January 24, 2003, based upon sales of a limited number of specified products designed by or utilizing technology that existed at the time of the acquisition. Liability under this arrangement is contingent upon attaining certain performance criteria, including gross margins and sales volumes for the specified products. If applicable, payment is required annually. In April 2001, the Company paid $226,000 under this arrangement related to the year ended January 24, 2001. Any future liabilities incurred under this arrangement will result in an increase in goodwill.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a "Forward-Looking Statement"). The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify Forward-Looking Statements. Forward-Looking Statements in this document include, but are not limited to, discussions regarding indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company's results of operations (see " -- Industry and Business Environment"), future uses of and requirements for financial resources (see " -- Liquidity and Capital Resources"), and anticipated backlog levels for 2001 (see " -- Liquidity and Capital Resources"). The Company's expectations about its business outlook, customer spending, oil and gas prices and the business environment for the Company and the industry in general are only its expectations regarding these matters. No assurance can be given that actual results may not differ materially from those in the Forward-Looking Statements herein for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of the Organization of Petroleum Exporting Countries, conflict in major petroleum producing or consuming regions, the development of technology which could lower overall finding and development costs, weather patterns and the overall condition of capital and equity markets for countries in which the Company operates.

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

ACQUISITIONS

         On March 19, 2001, the Company acquired all the outstanding share capital of Axsia Group Limited ("Axsia"), a privately held company based in the United Kingdom, for approximately $42.8 million, net of cash acquired. Axsia specializes in the design and supply of water reinjection systems for oil and gas fields, oily water treatment, oil separation, hydrogen production and other process equipment systems. This acquisition was financed with borrowings under NATCO's term loan facility, and was accounted for using the purchase method of accounting. Results of operations for Axsia have been included in NATCO's condensed consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the Axsia acquisition were $47.8 million and $675,000, respectively, at June 30, 2001. The purchase price allocation has not yet been finalized, but NATCO's management does not believe that the final purchase price allocation will differ materially from that as of June 30, 2001.

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

         One indicator of capital spending in the oil and gas industry is commodity prices. Energy prices were low in early 1999 but began to rise steadily mid-year as production cuts by OPEC and other oil producing countries reduced excess inventory levels. Energy prices remained high until the spring of 2000 when these same producers elected to increase production to bring energy prices down to more sustainable levels. In early 2001, energy prices continued a modest decline. The average price of oil per barrel during 2000, using the West Texas Intermediate spot price, was approximately $30, and the average natural gas price per MMBtu during 2000, using the NYMEX Henry Hub price, was approximately $4 per MMBtu. The spot price of these commodities as of June 30, 2001 was approximately $26 per barrel of oil and $3 per MMBtu of natural gas.

         Another indicator of capital spending in the oil and gas industry is the number of operating rigs in the U.S. and Canada, which has increased from 1,247 at June 30, 2000 to 1,597 at June 30, 2001, as published by Baker Hughes.

         The increase in oil prices since 1999 has had a positive effect on the Company's overall sales in 2000 and 2001. Current price levels and recent rig count improvements have contributed to improved overall industry conditions and should also cause NATCO's customers to continue to increase their exploration and development efforts. Although energy price levels and rig count increases are indicators that additional oil and gas production may occur throughout 2001, there can be no assurance that overall production will increase, that an increase in production trends will continue through 2001 or that such an increase in production would result in an increase in revenues for the Company.

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

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

         Revenues. Revenues of $82.6 million for the three months ended June 30, 2001 increased $26.6 million, or 48%, from $55.9 million for the three months ended June 30, 2000. The following table summarizes revenues by business segment for the quarters ended June 30, 2001 and 2000, respectively.

                                                     THREE MONTHS ENDED
                                                           JUNE 30,
                                                           --------
                                                                                                    PERCENTAGE
                                                    2001              2000             CHANGE         CHANGE
                                                    ----              ----             ------         ------
                                                                            (UNAUDITED)
                                                             (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
         North American Operations ....          $ 37,561           $ 29,289           $ 8,272          28%
         Engineered Systems ...........            34,443             17,937            16,506          92%
         Automation and Control Systems            12,291             11,654               637           5%
         Corporate and Other ..........            (1,736)            (2,945)            1,209          41%
                                                 --------           --------           -------
                   Total ..............          $ 82,559           $ 55,935           $26,624          48%
                                                 --------           --------           -------

         North American operations revenues increased $8.3 million, or 28%, for the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000, due to an increase in oilfield activity that resulted from continued favorable oil and gas prices, and was consistent with increased rig count in the United States and Canada. The Company experienced increased demand for its production process equipment, domestic parts and services and CO2 membrane technology products and field services. These increases in equipment sales were offset slightly by a decline in affiliated revenues in Canada, as several large projects in fiscal 2000 were completed. Affiliated revenues for this business segment were $857,000 for the quarter ended June 30, 2001, as compared to $1.8 million for the quarter ended June 30, 2000.

         Revenues for the engineered systems business segment increased $16.5 million, or 92%, for the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000. This increase was primarily due to the acquisition of Axsia in March 2001, which provided revenues of $27.1 million for the three months ended June 30, 2001. This increase was partially offset due to a decline in revenues recognized under long-term engineering projects, including the Carigali-Triton Operating Company SDN BHD ("CTOC") contract, which provided $13.2 million of revenue for the quarter ended June 30, 2000, as compared to $581,000 for the quarter ended June 30, 2001. Excluding the impact of the Axsia acquisition and the CTOC project, revenues for this business segment increased $2.0 million for the quarter ended June 30, 2001, compared to the respective period in 2000, primarily due to an increase in export projects. Engineered systems revenues of $34.4 million for the quarter ended June 30, 2001 included approximately $30,000 of affiliated revenues. No affiliated revenues were included in the results of this business segment for the quarter ended June 30, 2000.

         Revenues for the automation and control systems business segment increased $637,000, or 5%, for the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000. This increase in revenues was the result of higher demand for the Company's products and an increase in field services for both time and materials and quote job projects. Affiliated revenues of approximately $849,000 and $1.1 million were included in the results for the quarters ended June 30, 2001 and 2000, respectively.

         The change in revenues for corporate and other represents the elimination of revenues of affiliates as discussed above.

         Gross Profit. Gross profit for the quarter ended June 30, 2001 increased $4.1 million, or 26%, to $20.3 million, compared to $16.2 million for the quarter ended June 30, 2000. As a percentage of revenue, gross margins declined from 29% for the quarter ended June 30, 2000 to 25% for the quarter ended June 30, 2001. The following table summarizes gross profit by business segment for the quarters then ended:

                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                                         --------
                                                                                                  PERCENTAGE
                                                   2001            2000            CHANGE           CHANGE
                                                   ----            ----            ------           ------
                                                                        (UNAUDITED)
                                                          (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
         North American Operations ....          $ 9,130          $ 7,738          $ 1,392            18%
         Engineered Systems ...........            8,568            5,592            2,976            53%
         Automation and Control Systems            2,607            2,849             (242)           (8)%
                                                 -------          -------          -------
                   Total ..............          $20,305          $16,179          $ 4,126            26%
                                                 -------          -------          -------


         Gross profit for the North American operations business segment increased $1.4 million, or 18%, for the quarter ended June 30, 2001, as compared to the respective period in 2000. This increase in margin was due primarily to a 28% increase in revenues, slightly offset by an unfavorable sales mix, as the sales increase generally related to lower margin standard production equipment. As a percentage of revenue, gross margins were 24% and 26% for the quarters ended June 30, 2001 and 2000, respectively.

         Gross profit for the engineered systems business segment for the quarter ended June 30, 2001 increased $3.0 million, or 53%, primarily due to a $7.3 million contribution from Axsia, which was acquired in March 2001, offset by a decline in contribution from large higher margin engineered systems projects, including CTOC. Excluding the impact of Axsia and the CTOC project, gross margin for the engineered systems business segment increased approximately $488,000 due to an increase in export projects. Gross margin for engineered systems represented 25% and 31% of the segment's revenues for the quarters ended June 30, 2001 and 2000, respectively.

         Gross profit for the automation and control systems business segment decreased $242,000, or 8%, for the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000. This decrease was related to a decline in revenues from quote jobs that generally provide more favorable margins. However, the increase in time and materials jobs resulted in an overall 5% increase in revenues for the segment. Gross margin as a percentage of revenue for the quarters ended June 30, 2001 and 2000, was 21% and 24%, respectively.

         Selling, General and Administrative Expense. Selling, general and administrative expense of $13.6 million increased $3.7 million, or 38%, for the quarter ended June 30, 2001, as compared to the respective period in 2000. This increase was largely related to the following factors: (1) the results of operations for Axsia which was acquired on March 19, 2001, (2) start-up costs related to the Singapore office opened in March 2001 to increase marketing efforts in Southeast Asia, (3) increased spending for technology and product development, (4) an increase in unabsorbed costs from the Company's CO2 membrane manufacturing facility, related to the windup of the CTOC project, and
(5) higher employee medical costs.

         Depreciation and Amortization Expense. Depreciation and amortization expense of $2.2 million for the quarter ended June 30, 2001, increased $920,000, or 73%, compared to $1.3 million for the quarter ended June 30, 2000. Depreciation expense of $1.0 million for the quarter ended June 30, 2001, increased $311,000, or 42%, as compared to the respective period for 2000. This increase was primarily due to the acquisition of Axsia in March 2001 that provided depreciation expense of $111,000 for the quarter, and capital expenditures of $8.1 million incurred during fiscal 2000, including a significant upgrade to the manufacturing facility in Pittsburg, California, completed and put into service in the fourth quarter of 2000. Amortization expense of $1.1 million for the quarter ended June 30, 2001, increased $609,000, or 116%, as compared to $525,000 for the quarter ended June 30, 2000. This increase was primarily due to amortization of goodwill associated with the Axsia acquisition of approximately $600,000.

         Unusual Charges. Unusual charges for the quarter ended June 30, 2001 were $1.6 million, of which approximately $920,000 related to certain restructuring costs to streamline activities and consolidate offices in connection with the Company's acquisition of Axsia in March 2001, and an additional $680,000 related to the Company's decision to withdraw a public debt offering.

         Interest Expense. Interest expense was $1.6 million for the quarter ended June 30, 2001, as compared to $438,000 for the respective period in 2000. This increase of $1.1 million, or 261%, was due primarily to an increase in borrowings under the Company's term loan and revolving credit facilities. The Company borrowed $50.0 million against its new term loan facility to acquire Axsia in March 2001 and retire borrowings under its predecessor revolving credit facility. Outstanding debt at June 30, 2001 under the Company's credit facilities totaled $67.3 million, as compared to $6.6 million at June 30, 2000.

         Provision for Income Taxes. Income tax expense of $546,000 for the quarter ended June 30, 2001, decreased $1.3 million from $1.8 million for the quarter ended June 30, 2000. The primary reason for this decrease in tax expense was a decrease in income before income taxes, which was $1.1 million for the quarter ended June 30, 2001, as compared to $4.3 million for the respective period in 2000. The effective tax rate increased from 42.8% in 2000 to 51.2% in 2001, due to the impact of non-deductible goodwill amortization expense.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

         Revenues. Revenues of $145.5 million for the six months ended June 30, 2001 increased $37.7 million, or 35%, from $107.8 million for the six months ended June 30, 2000. The following table summarizes revenues by business segment for the six-month periods ended June 30, 2001 and 2000, respectively.

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                            --------
                                                                                                      PERCENTAGE
                                                    2001               2000              CHANGE         CHANGE
                                                    ----               ----              ------         ------
                                                                             (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
         North American Operations ....          $  72,162           $  56,912           $15,250          27%
         Engineered Systems ...........             52,408              34,785            17,623          51%
         Automation and Control Systems             25,098              21,299             3,799          18%
         Corporate and Other ..........             (4,199)             (5,206)            1,007          19%
                                                 ---------           ---------           -------
                   Total ..............          $ 145,469           $ 107,790           $37,679          35%
                                                 ---------           ---------           -------


         North American operations revenues increased $15.3 million, or 27%, for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, due to an increase in oilfield activity in the United States and Canada, the Company's primary markets, as a result of continued favorable oil and gas prices. The Company experienced increased demand for its production process equipment, domestic parts and services, export parts and services and CO2 membrane technology products. These increases in equipment sales were offset slightly by a decline in Canadian operations, due to a delayed recovery in crude oil development in Canada and a lull in activity for several key customers. Affiliated revenues for this business segment were $2.3 million for the six months ended June 30, 2001, as compared to $3.2 million for the six months ended June 30, 2000.

         Revenues for the engineered systems business segment increased $17.6 million, or 51%, for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000. This increase was primarily due to the acquisition of Axsia in March 2001, which provided revenues of $31.0 million since the date of acquisition. This increase was partially offset by a decline in revenues recognized under long-term engineering projects, including the CTOC contract, which provided $23.2 million of revenue for the six months ended June 30, 2000 as compared to $8.9 million for the six months ended June 30, 2001. Excluding the impact of Axsia and the CTOC project, revenues for this business segment increased $957,000 for the six months ended June 30, 2001 as compared to the respective period in 2000, due primarily to export engineered systems. Engineered systems revenues of $52.4 million for the six months ended June 30, 2001 included approximately $38,000 of affiliated revenues. No affiliated revenues were included in the results of this business segment for the six months ended June 30, 2000.

         Revenues for the automation and control systems business segment increased $3.8 million, or 18%, for the six months ended June 30, 2001, as compared to the respective period in 2000. This increase in revenues was the result of higher demand for the Company's electrical and instrumentation products and an increase in field services for both time and materials and quote job projects. Affiliated revenues of approximately $1.9 million and $2.0 million were included in the results for the six-month periods ended June 30, 2001 and 2000, respectively.

         The change in revenues for corporate and other represents the elimination of revenues of affiliates as discussed above.

         Gross Profit. Gross profit for the six months ended June 30, 2001 increased $7.0 million, or 24%, to $36.3 million, compared to $29.3 million for the six months ended June 30, 2000. As a percentage of revenue, gross margins declined from 27% for the six months ended June 30, 2000 to 25% for the six months ended June 30, 2001. The following table summarizes gross profit by business segment for the periods then ended:

                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                         --------
                                                                                               PERCENTAGE
                                                   2001             2000           CHANGE        CHANGE
                                                   ----             ----           ------        ------
                                                                         (UNAUDITED)
                                                          (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
         North American Operations ....          $17,536          $13,339          $4,197          31%
         Engineered Systems ...........           13,754           11,390           2,364          21%
         Automation and Control Systems            5,008            4,568             440          10%
                                                 -------          -------          ------
                   Total ..............          $36,298          $29,297          $7,001          24%
                                                 -------          -------          ------

         Gross profit for the North American operations business segment increased $4.2 million, or 31%, for the six months ended June 30, 2001, as compared to the respective period in 2000. This increase in margin was due primarily to a 27% increase in revenues and favorable sales mix, including higher sales of domestic and export part and services and CO2 membrane operations products, which generally provide higher margins than standard production equipment. As a percentage of revenue, gross margins were 24% and 23% for the six-month periods ended June 30, 2001 and 2000, respectively.

         Gross profit for the engineered systems business segment for the six months ended June 30, 2001 increased approximately $2.4 million, or 21%, primarily due to an $8.0 million contribution from Axsia, offset by a decline in large engineered systems projects such as the CTOC project which provided gross margin of $9.1 million for the six months ended June 30, 2000, as compared to $3.5 million for the six months ended June 30, 2001. Excluding the impact of Axsia and the CTOC project, gross margins for the engineered systems business segment increased slightly in 2001 as compared to 2000. Gross margin represented 26% and 33% of the segment's revenues for the six-month periods ended June 30, 2001 and 2000, respectively. The decline in gross margin as a percentage of revenues was consistent with a decline in large high margin projects such as CTOC.

         Gross profit for the automation and control systems business segment increased $440,000, or 10%, for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000. This increase was directly related to an 18% increase in revenues offset slightly by a shift in sales mix from higher margin quote jobs to time and materials jobs. Gross margin as a percentage of revenue for the six-month periods ended June 30, 2001 and 2000, was 20% and 21%, respectively.

         Selling, General and Administrative Expense. Selling, general and administrative expense of $24.7 million increased $5.4 million, or 28%, for the six months ended June 30, 2001, as compared to the respective period in 2000. This increase was largely related to the following factors: (1) the results of operations for Axsia which was acquired on March 19, 2001, (2) start-up costs related to the Singapore office opened in March 2001 to increase marketing efforts in Southeast Asia, (3) increased spending for technology and product development, (4) an increase in unabsorbed costs from the Company's CO2 membrane manufacturing facility, related to the windup of the CTOC project, and (5) higher employee medical costs.

         Depreciation and Amortization Expense. Depreciation and amortization expense of $3.8 million for the six months ended June 30, 2001, increased $1.2 million, or 49%, compared to $2.5 million for the six months ended June 30, 2000. Depreciation expense of $2.0 million for the six months ended June 30, 2001, increased $365,000, or 22%, as compared to the respective period for 2000. This increase was primarily due to the acquisition of Axsia in March 2001 and capital expenditures of $8.1 million during fiscal 2000, which included a significant upgrade to the manufacturing facility in Pittsburg, California, completed and put into service in the fourth quarter of 2000. Amortization expense of $1.8 million for the six months ended June 30, 2001, increased $878,000, or 99%, as compared to $887,000 for the six months ended June 30, 2000. This increase was primarily due to amortization of goodwill associated with the Axsia, Porta-Test International, Inc. ("Porta-Test"), Modular Production Equipment, Inc. ("MPE") and Engineered

Specialties, Inc. ("ESI") acquisitions completed in March 2001, January 2000, February 2000 and April 2000, respectively. Also, amortization expense increased due to an increase in goodwill related to the acquisition of Cynara in November 1998. Pursuant to the Cynara purchase agreement, NATCO issued 8,520 shares and 418,145 shares of the Company's Class B common stock during February 2001 and June 2000, respectively, to Cynara's former shareholders based upon the achievement of certain performance criteria, and the cost of such shares was charged to goodwill.

         Unusual Charges. Unusual charges for the six months ended June 30, 2001 were $1.6 million, compared to $1.5 million for the six months ended June 30, 2000. Costs incurred in 2001 include approximately $920,000 related to certain restructuring costs to streamline activities and consolidate offices in connection with the Company's acquisition of Axsia in March 2001, and an additional $680,000 related to the Company's decision to withdraw a public debt offering. Costs incurred for the six months ended June 30, 2000 were primarily for compensation expense associated with the employment agreement of an executive officer. The terms of the agreement entitled the officer to a sum equal to an outstanding note and accrued interest, totaling $1.2 million at December 31, 1999, upon the sale of the Company's Class A common stock in an initial public offering. NATCO completed its initial public offering on January 27, 2000, and, per the agreement, the Company recorded compensation expense for the amount of the note and accrued interest, including related payroll burdens, totaling $1.3 million. In addition, the Company recorded relocation expenses totaling $208,000 associated with the consolidation of an existing Company facility with a facility that was acquired with the acquisition of Porta-Test.

         Interest Expense. Interest expense was $2.3 million for the six months ended June 30, 2001, as compared to $774,000 for the respective period in 2000. This 196% increase in interest expense was due primarily to an increase in long-term debt under the new term loan and revolving credit facilities from $6.6 million at June 30, 2000 to $67.3 million at June 30, 2001. The Company borrowed $50.0 million against its new term loan facility to acquire Axsia and to retire borrowings under its predecessor revolving credit facility.

         Provision for Income Taxes. Income tax expense of $1.5 million for the six months ended June 30, 2001, decreased $480,000 from $2.0 million for the six months ended June 30, 2000. The primary reason for this decrease in tax expense was a decrease in income before income taxes, which was $3.4 million for the six months ended June 30, 2001, as compared to $4.7 million for the respective period in 2000. In addition, the effective tax rate increased from 43% in 2000 to 44% in 2001, due primarily to non-deductible goodwill amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, the Company had cash and working capital of $4.7 million and $46.2 million, respectively, as compared to cash and working capital of $1.0 million and $49.1 million, respectively, at December 31, 2000.

         Net cash provided by operating activities for the six months ended June 30, 2001 was $1.4 million, compared to net cash used in operations of $2.8 million for the six months ended June 30, 2000. Factors, which contributed to the increase in cash provided by operating activities during 2001, included an increase in customer advance payments and accounts payable in greater proportion than the increase in accounts receivable.

         Net cash used in investing activities for the six months ended June 30, 2001 was $50.8 million, of which $48.2 was used to acquire Axsia and $3.1 million was used for capital expenditures. For the six months ended June 30, 2000, $20.5 million was used for investing activities primarily to acquire Porta-Test, MPE and ESI, and for capital expenditures.

         Net cash provided by financing activities for the six months ended June 30, 2001 was $52.7 million, as compared to net cash provided by financing activities for the six months ended June 30, 2000 of $22.8 million. The primary source of funds for financing activities for the six months ended June 30, 2001 was net borrowings of $48.3 million under the term loan facility and net borrowing of $4.1 million under the Company's revolving credit facility. The primary source of funds for financing activities during the six months ended June 30, 2000 was the issuance of the Company's Class A common stock through an initial public offering and the exercise of an over-allotment option by NATCO's underwriters, which provided $37.7 million and $10.5 million, respectively. These proceeds were used primarily to retire $27.9 million of outstanding debt under a term loan arrangement, to repay $3.0 million borrowed under the revolving credit agreement for the purchase of Porta-Test, and to repay $2.9 million of debt assumed in the acquisitions of Porta-Test and MPE.

         On March 16, 2001, the Company entered into a new credit facility that consisted of a $50.0 million term loan, a $35.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $5.0 million U.K. revolving facility. The term loan matures on March 15, 2006, and each of the revolving facilities matures on March 15, 2004.

         Amounts borrowed under the term loan facility bear interest at 5.99% per annum as of June 30, 2001. Amounts borrowed under the revolving facilities bear interest as follows:

         - until April 1, 2002, at a rate equal to, at the Company's election, either (1) the London Interbank Offered rate ("LIBOR") plus 2.25% or (2) a base rate plus 0.75%; and

         - on and after April 1, 2002, at a rate based upon the ratio of funded debt to EBITDA (as defined in the credit facility) and ranging from, at the Company's election, (1) a high of LIBOR plus 2.50% to a low of LIBOR plus 1.75% or, (2) a high of a base rate plus 1.0% to a low of a base rate plus 0.25%.

         As of June 30, 2001, the weighted average interest rate of NATCO's borrowings under its revolving credit facility was 7.22%.

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

         On March 19, 2001, NATCO borrowed $50.0 million under the term loan portion of this new facility and used $45.0 million to purchase all the outstanding share capital of Axsia. The remaining borrowings were used to repay $16.5 outstanding under a predecessor revolving credit and term loan facility. As of June 30, 2001, the Company had borrowings of $48.3 million outstanding under the term loan facility.

         As of June 30, 2001, the Company was in compliance with all restrictive debt covenants. NATCO had letters of credit outstanding under the revolving credit facilities totaling $19.1 million at June 30, 2001. These letters of credit constitute contract performance and warranty collateral and expire at various dates through October 2004.

         The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, of which $1.6 million was outstanding at June 30, 2001. The Company had no letters of credit outstanding under this facility at June 30, 2001. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2003.

         The Company has unsecured letters of credit outstanding at June 30, 2001 of $936,000.

         The Company's sales backlog at June 30, 2001 was $101.3 million and included backlog of $25.0 million related to Axsia, which was acquired on March 19, 2001. In addition, backlog at June 30, 2001 included $3.5 million related to the CTOC project, which contributed $35.1 million to backlog at June 30, 2000. Excluding the impact of the Axsia acquisition and the CTOC project, backlog at June 30, 2001 was $72.7 million as compared to $25.0 million at June 30, 2000. This increase in backlog was partially due to bookings of production equipment systems for large offshore projects in West Africa, Brazil and the Gulf of Mexico. Management expects to continue to build backlog in modest increments throughout fiscal 2001, with the potential for additional increases due to planned Southeast Asian CO2 separation projects for 2002.

         At June 30, 2001, borrowing base limitations reduced the Company's available borrowing capacity under the term loan and revolving credit agreement and export sales credit agreement to $41.4 million and $1.2 million, respectively. However, NATCO's management believes that the Company's operating cash flow, supported by its borrowing capacity, will be adequate to fund operations throughout 2001. Should the Company decide to pursue additional acquisition opportunities during the remainder of 2001, the determination of the Company's ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." This standard requires that any business combination initiated after June 30, 2001 be accounted for using the purchase method of accounting. This standard became effective on July 1, 2001. The Company does not expect this pronouncement to have a material effect on its financial condition or results of operations.

         The FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. This pronouncement requires that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated on an impairment basis. Intangible assets with a defined term, such as patents, would continue to be amortized over the useful life of the asset. This pronouncement becomes effective on January 1, 2002, for companies with calendar year ends. The Company has not determined the impact that this pronouncement will have on its financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's operations are conducted around the world in a number of different countries. Accordingly, future earnings are exposed to changes in foreign currency exchange rates when transactions are denominated in currencies other than the Company's functional currencies, the primary currencies in which the Company conducts its business in various jurisdictions. The majority of the Company's foreign currency transactions are denominated in the Canadian dollar and British pounds sterling, which are the functional currencies of NATCO Canada and Axsia, respectively. At NATCO Canada, contracts are generally denominated and settled in the functional currency, thereby mitigating risks associated with currency fluctuations. At Axsia, contracts may be denominated and settled in currencies other than the functional currency. The Company has entered into certain currency forward contract arrangements whereby the Company purchases foreign currencies at a specified strike price in order to hedge exposure to currency fluctuations on contracts denominated in currencies other than the functional currency. The Company's policy is to record these contracts and their underlying balance sheet accounts at fair market value and to record any changes in fair value as charges to income in the current period. The nature of these derivative arrangements is to offset any negative impact of changes in foreign currency exchange rates, as any gain or loss recorded on the underlying asset or liability would be offset by a contrasting gain or loss on the derivative asset or liability. As such, these contracts are an effective hedge to mitigate exchange rate exposure related to these transactions. At June 30, 2001, the Company obtained the fair market value of the forward contracts from the counter-party financial institutions. The Company intends to fulfill these contractual commitments. NATCO does not intend to enter into new derivative arrangements as part of its risk management strategy.

         The Company's financial instruments are subject to change in interest rates, including its revolving credit and term loan facility and its working capital facility for export sales. At June 30, 2001, the Company had borrowings of $48.3 million outstanding under the term loan portion of the revolving credit and term loan facility, at an interest rate of 5.99%. Borrowings, which bear interest at floating rates, outstanding under the revolving credit agreement at June 30, 2001, totaled $17.4 million. As of June 30, 2001, the weighted average interest rate of the Company's borrowings under its revolving credit facility was 7.22%. Borrowings totaling $1.6 million were outstanding under the working capital facility for export sales at June 30, 2001, at a weighted average interest rate of 7.00%.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) There were no sales of equity securities sold by the Company during the three months ended June 30, 2001 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). However, on February 1, 2001, the Company sold and issued (without payment of any selling commission to any person) 8,520 shares of Class B Common Stock to the former shareholders of The Cynara Company, in connection with the achievement of certain performance criteria defined in the November 1998 purchase agreement.

         The sales of the above securities were exempt from registration in reliance on Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of NATCO Group Inc. was held on May 24, 2001 in Houston, Texas. At the Annual Meeting, the holders of 15,355,071 shares out of 15,736,019 shares entitled to vote as of the record date, were represented in person or by proxy, constituting a quorum. Proposals which were submitted to a vote of security holders included the following and were adopted by the margins indicated:

         (1) Election of two (2) Class III members of the Board of Directors, each to hold office for a three-year term expiring at the annual meeting of stockholders in 2004.

                                                      Number of Shares
                                   -----------------------------------------------------------
                                       For                Withheld             Broker Non-Vote
                                       ---                --------             ---------------
Nathaniel A. Gregory               14,491,195             863,876                      0
Herbert S. Winokur, Jr.            15,304,221              50,850                      0


         Messrs. John U. Clarke and Patrick M. McCarthy will continue to serve as directors of the Company, each with a term expiring at the annual meeting of stockholders in 2002. Messrs. Keith K. Allan, Howard I. Bull and George K. Hickox, Jr. will continue to serve as directors of the Company, each with a term expiring at the annual meeting of stockholders in 2003.

         (2) Ratification of KPMG LLP as the Company's independent public accountants for the fiscal year beginning January 1, 2001.

                       Number of Shares
       ---------------------------------------------------
       For                 Against               Abstained
       ---                 -------               ---------
   15,347,384               5,460                  2,326

         (3)      Approval of the 2001 Stock Incentive Plan.

                       Number of Shares
   -------------------------------------------------------
       For                 Against               Abstained
       ---                 -------               ---------
   10,768,378             1,244,382               619,574

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Index of Exhibits for a list of those exhibits filed herewith, which index includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-Q by Item 601(10)(iii) of Regulation S-K.

         (b) Reports on Form 8-K. The Company filed a report on Form 8-K on June 8, 2001, pursuant to the Securities and Exchange Commission's rules for the acquisition of a significant subsidiary, to provide audited consolidated financial statements and related pro forma financial statements for Axsia Group Ltd., acquired on March 19, 2001.

         (c)      Index of Exhibits

                EXHIBIT
                  NO.               DESCRIPTION
                  ---               -----------
                  2.1      --       Amended and Restated Agreement and Plan of
                                    Merger dated November 17, 1998 but effective
                                    March 26, 1998 among the Company, NATCO
                                    Acquisition Company, National Tank Company
                                    and The Cynara Company (incorporated by
                                    reference to Exhibit 2.1 of the Company's
                                    Registration Statement No. 333-48851 on Form
                                    S-1).

                  2.2      --       Stock Purchase Agreement dated as of May 7,
                                    1997 among Enterra Petroleum Equipment
                                    Group, Inc., National Tank Company and
                                    Weatherford Enterra, Inc. (incorporated by
                                    reference to Exhibit 2.2 of the Company's
                                    Registration Statement No. 333-48851 on Form
                                    S-1).

                  2.3      --       Stock Purchase Agreement dated as of January
                                    25, 2001 but effective March 16, 2001
                                    between the Company and Axsia Group Limited
                                    (incorporated by reference to Exhibit 2.3 of
                                    the Company's Annual Report on Form 10-K for
                                    the period ended December 31, 2000).

                  2.4      --       Amendment of Stock Purchase Agreement dated
                                    as of March 16, 2001 between the Company and
                                    Axsia Group Limited (incorporated By
                                    reference to Exhibit 2.4 of the Company's
                                    Annual Report on Form 10-K for the period
                                    ended December 31, 2000).

                  3.1      --       Restated Certificate of Incorporation of the
                                    Company, as amended by Certificate of
                                    Amendment dated November 18, 1998 and
                                    Certificate of Amendment dated November 29,
                                    1999 (incorporated by reference to Exhibit
                                    3.1 of the Company's Registration Statement
                                    No. 333-48851 on Form S-1).

                  3.2      --       Certificate of Designations of Series A
                                    Junior Participating Preferred Stock
                                    (incorporated by reference to Exhibit 3.2 of
                                    the Company's Registration Statement No.
                                    333-48851 on Form S-1).

                  3.3      --       Amended and Restated Bylaws of the Company,
                                    as amended (incorporated by reference to
                                    Exhibit 3.3 of the Company's Quarterly
                                    Report on Form 10-Q for the period ended
                                    March 31, 2000).

                  4.1      --       Specimen Common Stock certificate
                                    (incorporated by reference to Exhibit 4.1 of
                                    the Company's Registration Statement No.
                                    333-48851 on Form S-1).

                  4.2      --       Rights Agreement dated as of May 15, 1998 by
                                    and among the Company and ChaseMellon
                                    Shareholder Services, L.L.C., as Rights
                                    Agent (incorporated by reference to Exhibit
                                    4.2 of the Company's Registration Statement
                                    No. 333-48851 on Form S-1).

                  4.3      --       Registration Rights Agreement dated as of
                                    November 18, 1998 among the Company and
                                    Capricorn Investors, L.P. and Capricorn
                                    Investors II, L.P. (incorporated by
                                    reference to Exhibit 4.3 of the Company's
                                    Registration Statement No. 333-48851 on Form
                                    S-1).

                EXHIBIT
                  NO.               DESCRIPTION
                  ---               -----------
                  4.4      --       Registration Rights Agreement dated as of
                                    November 18, 1998 among the Company and the
                                    former stockholders of The Cynara Company
                                    (incorporated by reference to Exhibit 4.4 of
                                    the Company's Registration Statement No.
                                    333-48851 on Form S-1).

                  10.1**   --       Directors Compensation Plan (incorporated by
                                    reference to Exhibit 10.1 of the Company's
                                    Registration Statement No. 333-48851 on Form
                                    S-1).

                  10.2**   --       Form of Nonemployee Director's Option
                                    Agreement (incorporated by reference to
                                    Exhibit 10.2 of the Company's Registration
                                    Statement No. 333-48851 on Form S-1).

                  10.3**   --       Employee Stock Incentive Plan (incorporated
                                    by reference to Exhibit 10.3 of the
                                    Company's Registration Statement No.
                                    333-48851 on Form S-1).

                  10.4**   --       Form of Nonstatutory Stock Option Agreement
                                    (incorporated by reference to Exhibit 10.24
                                    to the Company's Registration Statement No.
                                    333-48851 on Form S-1).

                  10.5     --       Commitment Letter dated November 24, 1994
                                    from The Bank of Nova Scotia to NATCO
                                    Canada, Ltd. (incorporated by reference to
                                    Exhibit 10.5 of the Company's Registration
                                    Statement No. 333-48851 on Form S-1).

                  10.6     --       Service and Reimbursement Agreement dated as
                                    of July 1, 1997 between the Company and
                                    Capricorn Management, G.P. (incorporated by
                                    reference to Exhibit 10.6 of the Company's
                                    Registration Statement No. 333-48851 on Form
                                    S-1).

                  10.7**   --       Form of Indemnification Agreement between
                                    the Company and its Officers and directors
                                    (incorporated by reference to Exhibit 10.0
                                    of the Company's Registration Statement No.
                                    333-48851 on Form S-1).

                  10.8     --       Securities Exchange Agreement dated as of
                                    March 5, 1998 by and among the Company,
                                    Capricorn Investors, L.P. and Capricorn
                                    Investors II, L.P. (incorporated by
                                    reference to Exhibit 10.10 of the Company's
                                    Registration Statement No. 333-48851 on Form
                                    S-1).

                  10.9     --       Stockholders' Agreement by and among the
                                    Company, Capricorn Investors, L.P. and
                                    Capricorn Investors II, L.P. (incorporated
                                    by reference to Exhibit 10.11 of the
                                    Company's Registration Statement No.
                                    333-48851 on Form S-1).

                  10.10**  --       Employment Agreement dated as of July 31,
                                    1997 between the Company and Nathaniel A.
                                    Gregory, as amended as of July 12, 1999
                                    (incorporated by reference to Exhibit 10.12
                                    of the Company's Registration Statement No.
                                    333-48851 on Form S-1).

                  10.11    --       Stockholder's Agreement dated as of November
                                    18, 1998 among the Company, Capricorn
                                    Investors, L.P., Capricorn Investors II,
                                    L.P. and the former stockholders of The
                                    Cynara Company (incorporated by reference to
                                    Exhibit 10.19 of the Company's Registration
                                    Statement No. 333-48851 on Form S-1).

                  10.12**  --       Change of Control Policy dated as of
                                    September 28, 1999 (incorporated by
                                    reference to Exhibit 10.20 of the Company's
                                    Registration Statement No. 333-48851 on Form
                                    S-1).

                  10.13**  --       Severance Pay Summary Plan Description
                                    (incorporated by reference to Exhibit 10.21
                                    of the Company's Registration Statement No.
                                    333-48851 on Form S-1).

                EXHIBIT
                  NO.               DESCRIPTION
                  ---               -----------
                  10.14    --       Loan Agreement ($22,000,000 U.S. Revolving
                                    Loan Facility, $10,000,000 Canadian
                                    Revolving Loan Facility and $32,500,000 Term
                                    Loan Facility) dated as of November 20, 1998
                                    among National Tank Company, NATCO Canada,
                                    Ltd., Chase Bank of Texas, National
                                    Association, The Bank of Nova Scotia and the
                                    other lenders parties thereto and joined in
                                    by NATCO Group, Inc., as amended
                                    (incorporated by reference to Exhibit 10.22
                                    to the Company's Registration Statement No.
                                    333-48851 on Form S-1).

                  10.15    --       International Revolving Loan Agreement dated
                                    as of June 30, 1997 between National Tank
                                    Company and Texas Commerce Bank, National
                                    Association, as amended (incorporated by
                                    reference to Exhibit 10.23 to the Company's
                                    Registration Statement No. 333-48851 on Form
                                    S-1).

                  10.16    --       Loan Agreement ($35,000,000 U.S. Revolving
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

----------

**       Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NATCO Group Inc.
                                      (Registrant)

                                      By: /s/ J. Michael Mayer
                                          --------------------------------------
                                          Name: J. Michael Mayer
                                          Senior Vice President and
                                          Chief Financial Officer

Date: August 10, 2001

                                      By: /s/ Ryan S. Liles
                                          --------------------------------------
                                          Name: Ryan S. Liles
                                          Vice President and Controller
                                          (Principal Accounting Officer)

Date: August 10, 2001

                                  EXHIBIT INDEX

             EXHIBIT
                NO.                             DESCRIPTION
                ---                             -----------
               2.1      --       Amended and Restated Agreement and Plan of
                                 Merger dated November 17, 1998 but effective
                                 March 26, 1998 among the Company, NATCO
                                 Acquisition Company, National Tank Company
                                 and The Cynara Company (incorporated by
                                 reference to Exhibit 2.1 of the Company's
                                 Registration Statement No. 333-48851 on Form
                                 S-1).

               2.2      --       Stock Purchase Agreement dated as of May 7,
                                 1997 among Enterra Petroleum Equipment
                                 Group, Inc., National Tank Company and
                                 Weatherford Enterra, Inc. (incorporated by
                                 reference to Exhibit 2.2 of the Company's
                                 Registration Statement No. 333-48851 on Form
                                 S-1).

               2.3      --       Stock Purchase Agreement dated as of January
                                 25, 2001 but effective March 16, 2001
                                 between the Company and Axsia Group Limited
                                 (incorporated by reference to Exhibit 2.3 of
                                 the Company's Annual Report on Form 10-K for
                                 the period ended December 31, 2000).

               2.4      --       Amendment to Stock Purchase Agreement dated
                                 as of March 16, 2001 between the Company and
                                 Axsia Group Limited (incorporated by
                                 reference to Exhibit 2.4 of the Company's
                                 Annual Report on Form 10-K for the period
                                 ended December 31, 2000).

               3.1      --       Restated Certificate of Incorporation of the
                                 Company, as amended by Certificate of
                                 Amendment dated November 18, 1998 and
                                 Certificate of Amendment dated November 29,
                                 1999 (incorporated by reference to Exhibit
                                 3.1 of the Company's Registration Statement
                                 No. 333-48851 on Form S-1).

               3.2      --       Certificate of Designations of Series A
                                 Junior Participating Preferred Stock
                                 (incorporated by reference to Exhibit 3.2 of
                                 the Company's Registration Statement No.
                                 333-48851 on Form S-1).

               3.3      --       Amended and Restated Bylaws of the Company,
                                 as amended. (incorporated by reference to
                                 Exhibit 3.3 of the Company's Quarterly
                                 Report on Form 10-Q for the period ended
                                 March 31, 2000).

               4.1      --       Specimen Common Stock certificate
                                 (incorporated by reference to Exhibit 4.1 of
                                 the Company's Registration Statement No.
                                 333-48851 on Form S-1).

               4.2      --       Rights Agreement dated as of May 15, 1998 by
                                 and among the Company and ChaseMellon
                                 Shareholder Services, L.L.C., as Rights
                                 Agent (incorporated by reference to Exhibit
                                 4.2 of the Company's Registration Statement
                                 No. 333-48851 on Form S-1).

               4.3      --       Registration Rights Agreement dated as of
                                 November 18, 1998 among the Company and
                                 Capricorn Investors, L.P. and Capricorn
                                 Investors II, L.P. (incorporated by
                                 reference to Exhibit 4.3 of the Company's
                                 Registration Statement No. 333-48851 on Form
                                 S-1).

               4.4      --       Registration Rights Agreement dated as of
                                 November 18, 1998 among the Company and the
                                 former stockholders of The Cynara Company
                                 (incorporated by reference to Exhibit 4.4 of
                                 the Company's Registration Statement No.
                                 333-48851 on Form S-1).

               10.1**   --       Directors Compensation Plan (incorporated by
                                 reference to Exhibit 10.1 of the Company's
                                 Registration Statement No. 333-48851 on Form
                                 S-1).

               10.2**   --       Form on Nonemployee Director's Option
                                 Agreement (incorporated by reference to
                                 Exhibit 10.2 of the Company's Registration
                                 Statement No. 333-48851 on Form S-1).

                EXHIBIT
                   NO.                             DESCRIPTION
                   ---                             -----------
                  10.3**   --       Employee Stock Incentive Plan (incorporated
                                    by Reference to Exhibit 10.3 of the
                                    Company's Registration Statement No.
                                    333-48851 on Form S-1).

                  10.4**   --       Form of Nonstatutory Stock Option Agreement
                                    (incorporated by reference to Exhibit 10.24
                                    to the Company's Registration Statement No.
                                    333-48851 on Form S-1).

                  10.5     --       Commitment Letter dated November 24, 1994
                                    from The Bank of Nova Scotia to NATCO
                                    Canada, Ltd. (incorporated by reference to
                                    Exhibit 10.5 of the Company's Registration
                                    Statement No. 333-48851 on Form S-1).

                  10.6     --       Service and Reimbursement Agreement dated as
                                    of July 1, 1997 between the Company and
                                    Capricorn Management, G.P. (incorporated by
                                    reference to Exhibit 10.6 of the Company's
                                    Registration Statement No. 333-48851 on Form
                                    S-1).

                  10.7**   --       Form of Indemnification Agreement between
                                    the Company and its officers and directors
                                    (incorporated by reference to Exhibit 10.9
                                    of the Company's Registration Statement No.
                                    333-48851 on Form S-1).

                  10.8     --       Securities Exchange Agreement dated as of
                                    March 5, 1998 by and among the Company,
                                    Capricorn Investors, L.P. and Capricorn
                                    Investors II, L.P. (incorporated by
                                    reference to Exhibit 10.10 of the Company's
                                    Registration Statement No. 333-48851 on Form
                                    S-1).

                  10.9     --       Stockholders' Agreement by and among the
                                    Company, Capricorn Investors, L.P. and
                                    Capricorn Investors II, L.P. (incorporated
                                    by reference to Exhibit 10.11 of the
                                    Company's Registration Statement No.
                                    333-48851 on Form S-1).

                  10.10**  --       Employment Agreement dated as of July 31,
                                    1997 between the Company and Nathaniel A.
                                    Gregory, as amended as of July 12, 1999
                                    (incorporated by reference to Exhibit 10.12
                                    of the Company's Registration Statement No.
                                    333-48851 on Form S-1).

                  10.11    --       Stockholder's Agreement dated as of November
                                    18, 1998 among the Company, Capricorn
                                    Investors, L.P., Capricorn Investors II,
                                    L.P. and the former stockholders of The
                                    Cynara Company (incorporated by reference to
                                    Exhibit 10.19 of the Company's Registration
                                    Statement No. 333-48851 on Form S-1).

                  10.12**  --       Change of Control Policy dated as of
                                    September 28, 1999 (incorporated by
                                    reference to Exhibit 10.20 of the Company's
                                    Registration Statement No. 333-48851 on Form
                                    S-1).

                  10.13**  --       Severance Pay Summary Plan Description
                                    (incorporated by reference to Exhibit 10.21
                                    of the Company's Registration Statement No.
                                    333-48851 on Form S-1).

                  10.14    --       Loan Agreement ($22,000,000 U.S. Revolving
                                    Loan Facility, $10,000,000 Canadian
                                    Revolving Loan Facility and $32,500,000 Term
                                    Loan Facility) dated as of November 20, 1998
                                    among National Tank Company, NATCO Canada,
                                    Ltd., Chase Bank of Texas, National
                                    Association, The Bank of Nova Scotia and the
                                    other lenders parties thereto and joined in
                                    by NATCO Group, Inc., as amended
                                    (incorporated by reference to Exhibit 10.22
                                    to the Company's Registration Statement No.
                                    333-48851 on Form S-1).

                  10.15    --       International Revolving Loan Agreement dated
                                    as of June 30, 1997 between National Tank
                                    Company and Texas Commerce Bank, National
                                    Association, as amended (incorporated by
                                    reference to Exhibit 10.23 to the Company's
                                    Registration Statement No. 333-48851 on Form
                                    S-1).

                EXHIBIT
                   NO.                             DESCRIPTION
                   ---                             -----------
                  10.16    --       Loan Agreement ($35,000,000 U.S., Revolving
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


----------

** Management contracts or compensatory plans or arrangements.