Form 10-Q
period 2001-09-30
NATCO GROUP INC
filed 2001-11-14
CIK 1057693

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001,

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

   As of November 1, 2001 Class A, $0.01 par value per share, 15,127,209 shares
                          Class B, $0.01 par value per share,    542,071 shares

================================================================================

                                NATCO GROUP INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                           NO.
                                                                          ----
PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements....................................     3
              Unaudited Condensed Consolidated Balance Sheets --
              September 30, 2001 and December 31, 2000................     3
              Unaudited Condensed Consolidated Statements of
              Operations -- Three Months Ended September 30, 2001
              and 2000, and Nine Months Ended September 30, 2001
              and 2000................................................     4
              Unaudited Condensed Consolidated Statements of Cash
              Flows -- Nine Months Ended September 30, 2001 and 2000..     5
              Notes to Unaudited Condensed Consolidated Financial
              Statements..............................................     6

Item 2.       Management's Discussion and Analysis of Financial
              Condition And Results of Operations.....................    12

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk.............................................    20

PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings.......................................    21

Item 2.       Changes in Securities and Use of Proceeds...............    21

Item 3.       Defaults Upon Senior Securities.........................    21

Item 4.       Submission of Matters to a Vote of Security Holders.....    21

Item 5.       Other Information.......................................    21

Item 6.       Exhibits and Reports on Form 8-K........................    21

Signatures............................................................    24


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                        NATCO GROUP INC. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                               2001              2000
                                                                           -------------     ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents ..........................................     $      1,899      $      1,031
  Trade accounts receivable, net .....................................           81,459            53,807
  Inventories ........................................................           38,829            28,677
  Prepaid expenses and other current assets ..........................            7,938             2,965
                                                                           ------------      ------------
        Total current assets .........................................          130,125            86,480
Property, plant and equipment, net ...................................           28,606            23,430
Goodwill, net ........................................................           80,925            36,534
Deferred income tax assets, net ......................................            5,378             5,409
Other assets, net ....................................................            2,409             1,273
                                                                           ------------      ------------
        Total assets .................................................     $    247,443      $    153,126
                                                                           ============      ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt .............................     $      7,000      $         --
  Notes payable ......................................................               --             1,005
  Accounts payable ...................................................           38,590            23,133
  Accrued expenses and other .........................................           39,196            12,098
  Customer advances ..................................................           13,090             1,163
                                                                           ------------      ------------
        Total current liabilities ....................................           97,876            37,399
Long-term debt, excluding current installments .......................           47,559            14,959
Postretirement benefit and other long-term liabilities ...............           14,303            14,589
                                                                           ------------      ------------
        Total liabilities ............................................          159,738            66,947
                                                                           ------------      ------------
Stockholders' equity:
  Preferred stock $.01 par value. Authorized 5,000,000
    shares; no shares issued and outstanding .........................               --                --
  Class A Common stock, $.01 par value. Authorized
    45,000,000 shares; issued and outstanding 15,170,645 and
    14,977,354 shares as of September 30, 2001 and December 31,
    2000, respectively ...............................................              152               150
  Class B Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 542,071 and 699,874 shares
    as of September 30, 2001 and December 31, 2000, respectively .....                5                 7
  Additional paid-in capital .........................................           96,998            96,601
  Accumulated earnings/(deficit) .....................................            3,157              (506)
  Treasury stock, 716,938 and 677,238 shares at cost as of
    September 30, 2001 and December 31, 2000, respectively ...........           (6,608)           (6,316)
  Accumulated other comprehensive loss ...............................           (2,788)           (1,864)
  Note receivable from officer and stockholder .......................           (3,211)           (1,893)
                                                                           ------------      ------------
        Total stockholders' equity ...................................           87,705            86,179
                                                                           ------------      ------------
Commitments and contingencies
        Total liabilities and stockholders' equity ...................     $    247,443      $    153,126
                                                                           ============      ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                              ----------------------------      ----------------------------
                                                                 2001             2000             2001             2000
                                                              -----------      -----------      -----------      -----------
Revenues ................................................     $    74,522      $    60,244      $   219,991      $   168,034
Cost of goods sold ......................................          53,905           43,979          163,076          122,473
                                                              -----------      -----------      -----------      -----------
          Gross profit ..................................          20,617           16,265           56,915           45,561
Selling, general and administrative expense .............          13,767            9,690           38,444           28,979
Depreciation and amortization expense ...................           2,176            1,307            5,962            3,850
Unusual charges .........................................              --               --            1,600            1,528
Interest expense ........................................           1,456              355            3,745            1,129
Interest cost on postretirement benefit liability .......             122              322              766              965
Interest income .........................................            (129)             (19)            (237)            (159)
                                                              -----------      -----------      -----------      -----------
          Income before income taxes ....................           3,225            4,610            6,635            9,269
Income tax provision ....................................           1,458            1,973            2,972            3,967
                                                              -----------      -----------      -----------      -----------
          Net income ....................................     $     1,767      $     2,637      $     3,663      $     5,302
                                                              ===========      ===========      ===========      ===========
EARNINGS PER SHARE:
  Basic .................................................     $      0.11      $      0.17      $      0.23      $      0.37
  Diluted ...............................................     $      0.11      $      0.17      $      0.23      $      0.35
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
  Basic .................................................          15,747           15,144           15,732           14,358
  Diluted ...............................................          15,941           15,688           16,009           14,959

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 ----------------------
                                                                   2001          2000
                                                                 --------      --------
Cash flows from operating activities:
  Net income ...............................................     $  3,663      $  5,302
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Deferred income tax expense (benefit) ................          507          (403)
      Depreciation and amortization expense ................        5,962         3,850
      Non-cash interest income .............................         (140)          (67)
      Interest cost on postretirement benefit liability ....          766           965
      Gain on the sale of property, plant and equipment ....         (156)          (75)
      Change in assets and liabilities, net of acquisitions:
        (Increase) decrease in trade accounts receivable ...        4,044       (10,483)
        Increase in inventories ............................       (9,615)       (8,219)
        Increase in prepaid expense and other current
          assets ...........................................       (1,372)         (326)
        (Increase) decrease in long-term assets ............       (1,526)          716
        Increase in accounts payable .......................        6,180         3,596
        Increase (decrease) in accrued expenses and other ..       (5,177)        1,090
        Increase (decrease) in customer advances ...........       11,816          (134)
                                                                 --------      --------
          Net cash provided by (used in) operating
            activities .....................................       14,952        (4,188)
                                                                 --------      --------
Cash flows from investing activities:
  Capital expenditures for property, plant and equipment ...       (6,388)       (6,138)
  Proceeds from the sale of property, plant and equipment ..          257           276
  Acquisitions, net of cash acquired .......................      (48,224)      (17,239)
  Proceeds of note receivable ..............................           --         1,067
  Issuance of related party note receivable ................       (1,178)           --
  Proceeds from settlement .................................        1,500            --
                                                                 --------      --------
          Net cash used in investing activities ............      (54,033)      (22,034)
                                                                 --------      --------
Cash flows from financing activities:
  Change in bank overdrafts ................................        2,929         1,831
  Net borrowings (repayments) under long-term revolving
    credit facilities ......................................       (6,577)        5,231
  Repayments of short-term borrowings ......................       (1,001)           --
  Repayments of long-term debt .............................       (3,500)      (27,858)
  Borrowings of long-term debt .............................       50,000            --
  Issuance of common stock, net ............................           98        47,199
  Receipt from affiliate of remainder of net present
    value of postretirement benefit liability...............           --           600
  Payments on postretirement benefit liability .............       (1,449)       (1,414)
  Treasury shares repurchased ..............................         (292)           --
  Other, net ...............................................          138           220
                                                                 --------      --------
          Net cash provided by financing activities ........       40,346        25,809
                                                                 --------      --------
Effect of exchange rate changes on cash and cash
  equivalents ..............................................         (397)         (471)
                                                                 --------      --------
Change in cash and cash equivalents ........................          868          (884)
Cash and cash equivalents at beginning of period ...........        1,031         1,747
                                                                 --------      --------
Cash and cash equivalents at end of period .................     $  1,899      $    863
                                                                 ========      ========
Cash payments for:
  Interest .................................................     $  2,689      $    788
  Income taxes .............................................     $  1,691      $  1,801
Significant non-cash investing and financing activities:
  Promissory notes issued for business acquisition .........     $     --      $  1,026
  Partial settlement of a note arrangement with
    treasury shares ........................................     $     --      $  1,525
  Debt assumed in acquisition ..............................     $     --      $  2,862
  Issuance of common stock for acquisition .................     $     85      $  4,077

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

    During September 2001, the Company reacquired 39,700 shares of its Class A common stock pursuant to a stock repurchase plan for $292,000, an average cost of $7.35 per share. The cost to reacquire these shares has been recorded as treasury stock at September 30, 2001.

(3) EARNINGS PER SHARE

    Basic earnings per share was computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per common and common equivalent share was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding for the period. For purposes of this calculation, outstanding employee stock options were considered common stock equivalents. Included in diluted shares were common stock equivalents related to employee stock options of 193,523 shares and 277,180 shares for the quarter and nine-month period ended September 30, 2001, respectively. For the same periods in 2000, common stock equivalents related to employee stock options totaled 543,829 shares and 601,038 shares. Anti-dilutive stock options were excluded from the calculation of common stock equivalents. The impact of these anti-dilutive shares would have been a reduction of 211,514 shares and 79,011 shares for the quarter and nine-month period ended September 30, 2001, respectively. The impact of anti-dilutive shares would have been a reduction of 13,834 shares and 8,717 shares for the quarter and nine-month period ended September 30, 2000, respectively.

(4) ACQUISITIONS

     On March 19, 2001, the Company acquired all the outstanding share capital of Axsia Group Limited ("Axsia"), a privately held company based in the United Kingdom, for approximately $42.8 million, net of cash acquired. Axsia specializes in the design and supply of water reinjection systems for oil and gas fields, oily water treatment, oil separation, hydrogen production and other process equipment systems. This acquisition was financed with borrowings under NATCO's term loan facility, and was accounted for using the purchase method of accounting. Results of operations for Axsia have been included in NATCO's condensed consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the Axsia acquisition were $48.4 million and $1.3 million, respectively, at September 30, 2001. Although the Axsia purchase price allocation has not yet been finalized, NATCO's management does not believe that the final purchase price allocation will differ materially from that as of September 30, 2001.

     Assuming the Axsia acquisition occurred on January 1 of the respective year, the unaudited pro forma results of the Company for the nine-month periods ended September 30, 2001 and 2000, respectively, would have been as follows:

                                        PRO FORMA RESULTS
                                        NINE MONTHS ENDED
                                 -------------------------------
                                 SEPTEMBER 30,     SEPTEMBER 30,
                                     2001              2000
                                 -------------     -------------
                                  (UNAUDITED)       (UNAUDITED)
Revenues .....................   $    234,938      $    197,444
Income before income taxes ...          3,685             6,431
Net income ...................          1,592      $      2,948
Net income per share:
  Basic ......................   $       0.10      $       0.21
  Diluted .....................  $       0.10      $       0.20

     These pro forma results assume debt service costs associated with the Axsia acquisition, net of tax effect, calculated at the Company's effective tax rate for the applicable period, and nondeductible goodwill amortization. Although prepared on a basis consistent with NATCO's condensed consolidated financial statements, these pro forma results do not purport to be indicative of the actual results which would have been achieved had the acquisition been consummated on January 1 of the respective year, and are not intended to be a projection of future results.

    Effective January 8, 2001, the Company entered into a Compromise Settlement Agreement with Phlipco, Inc., successor by merger to Enterra Petroleum Equipment Group, Inc. and Weatherford International, Inc., which resulted in a cash payment of $1.5 million to NATCO on May 31, 2001, to settle certain contingencies related to NATCO's acquisition of Total Engineering Systems Team, Inc. ("TEST") in 1997. The proceeds of this payment, net of related costs, were used to reduce goodwill associated with the TEST acquisition.

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

    Pursuant to an employment agreement, an executive officer was entitled to a bonus upon the occurrence of any sale or public offering of the Company. The bonus equaled one and one-half percent (1.5%) of the value of all securities owned by stockholders of the Company prior to the sale or offering, including common stock valued at the price per share received in either the sale or public offering, and any debt held by such stockholders. In July 1999, the Company amended the employment agreement to eliminate the bonus and agreed to lend the officer $1.2 million to purchase 136,832 shares of common stock. Per the agreement, the officer would receive a bonus equal to the outstanding principal and interest of the note upon the sale or public offering of the Company. During February 2000, after the Company completed an initial public offering of its Class A common stock, NATCO recorded expense of $1.3 million in settlement of its obligation under this agreement. The officer used the proceeds, net of tax, to repay the Company approximately $665,000. The outstanding balance of this note, including accrued interest, at September 30, 2001, was approximately $642,000. The loan accrues interest at 6% annually.

    During the first quarter of 2000, NATCO incurred relocation charges of approximately $208,000 associated with the consolidation of an existing Company facility with a facility that was acquired in connection with the acquisition of Porta-Test International, Inc. ("Porta-Test").

(6) INVENTORIES

    Inventories consisted of the following amounts:

                                        SEPTEMBER 30,      DECEMBER 31,
                                            2001               2000
                                        -------------      ------------
                                         (UNAUDITED)
                                                (IN THOUSANDS)
Finished goods ....................     $       8,511      $      7,641
Work-in-process ...................            15,029            10,403
Raw materials and supplies ........            16,039            11,203
                                        -------------      ------------
  Inventories at FIFO .............            39,579            29,247
Excess of FIFO over LIFO cost .....              (750)             (570)
                                        -------------      ------------
                                        $      38,829      $     28,677
                                        =============      ============

(7) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Cost and estimated earnings on uncompleted contracts were as follows:

                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                  2001               2000
                                                              -------------      ------------
                                                              (UNAUDITED)
                                                                       (IN THOUSANDS)
Cost incurred on uncompleted contracts ..................     $     160,350      $     67,477
Estimated earnings ......................................            56,329            34,475
                                                              -------------      ------------
                                                                    216,679           101,952
Less billings to date ...................................           199,683            91,301
                                                              -------------      ------------
                                                              $      16,996      $     10,651
                                                              =============      ============
Included in the accompanying balance sheet under the
captions:
  Trade accounts receivable .............................     $      19,622      $     10,651
  Advance payments ......................................            (2,626)               --
                                                              -------------      ------------
                                                              $      16,996      $     10,651
                                                              =============      ============

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

(9) LONG-TERM DEBT

    The consolidated borrowings of the Company were as follows:

                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                       2001           2000
                                                                  -------------    ------------
                                                                    (UNAUDITED)
                                                                          (IN THOUSANDS)
BANK DEBT
Term loan with variable interest rate (5.99% at September
  30, 2001) and quarterly payments of principal ($1,750)
  and interest, due March 16, 2006 ............................     $   46,500      $       --
Revolving credit bank loans with variable interest rate
  (8.58% at December 31, 2000) and quarterly payment of
  interest, due November 30, 2001 .............................             --          14,959
Revolving credit bank loans with variable interest rate
  (6.23% at September 30, 2001)  and quarterly payment
  of interest, due March 15, 2004 .............................          8,059              --
          Less current installments ...........................         (7,000)             --
                                                                    ----------      ----------
          Long-term debt ......................................     $   47,559      $   14,959
                                                                    ==========      ==========

    On March 16, 2001, the Company entered into a new credit facility that consisted of a $50.0 million term loan, a $35.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $5.0 million U.K. revolving facility. The term loan matures on March 15, 2006, and each of the revolving facilities matures on March 15, 2004.

    Amounts borrowed under the term loan bear interest at a rate of 5.99% per annum as of September 30, 2001. Amounts borrowed under the revolving portion of the facility bear interest as follows:

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

     NATCO will pay commitment fees of 0.50% per year until April 1, 2002 and 0.30% to 0.50% per year following 2002, depending upon the ratio of funded debt to EBITDA, on and after April 1, 2002, in each case on the undrawn portion of the facility.

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

    As of September 30, 2001, the Company was in compliance with all restrictive debt covenants. NATCO had letters of credit outstanding under the revolving credit facilities totaling $18.9 million at September 30, 2001. These letters of credit constitute contract performance and warranty collateral and expire at various dates through October 2004.

    The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which no borrowings were outstanding at September 30, 2001. Letters of credit outstanding under the export sales credit facility as of September 30, 2001 totaled $1.2 million. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2003.

    The Company had unsecured letters of credit totaling $946,000 at September 30, 2001.

(10) INCOME TAXES

    NATCO's effective income tax rate for the quarter ended September 30, 2001 was 45%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate, and was due primarily to non-deductible goodwill amortization expense of $1.1 million. A tax benefit associated with the exercise of employee stock options of $214,000 was allocated to equity during the nine-month period ended September 30, 2001. No stock options were exercised during the quarter ended September 30, 2001.

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

                                               NORTH                       AUTOMATION
                                              AMERICAN      ENGINEERED      & CONTROL     CORPORATE &
                                             OPERATIONS       SYSTEMS        SYSTEMS      ELIMINATIONS       TOTAL
                                             ----------     ----------     ----------     ------------      --------
                                                                   (UNAUDITED, IN THOUSANDS)
Three Months Ended
  September 30, 2001
Revenues from unaffiliated customers ...     $   37,326     $   26,980     $   10,216     $         --      $ 74,522
Revenues from affiliates ...............          1,302            580            858           (2,740)           --
Segment profit (loss) ..................          3,103          4,314            897           (1,464)        6,850
Total assets ...........................         97,356        115,904         19,351           14,832       247,443
Capital expenditures ...................          2,063            910             84              221         3,278
Depreciation and amortization ..........          1,243            823            100               10         2,176
Three Months Ended
  September 30, 2000
Revenues from unaffiliated customers ...     $   33,145     $   17,936     $    9,163     $         --      $ 60,244
Revenues from affiliates ...............          1,617             96          1,143           (2,856)           --
Segment profit (loss) ..................          2,428          3,902          1,261           (1,017)        6,574
Total assets ...........................         94,443         27,074         18,989           10,242       150,748
Capital expenditures ...................            273          1,296             73              156         1,798
Depreciation and amortization ..........            761            375            141               30         1,307
Nine Months Ended
  September 30, 2001
Revenues from unaffiliated customers ...     $  107,221     $   79,350     $   33,420     $         --      $219,991
Revenues from affiliates ...............          3,569            618          2,752           (6,939)           --
Segment profit (loss) ..................          9,138          9,038          3,566           (4,871)       16,871
Total assets ...........................         97,356        115,904         19,351           14,832       247,443
Capital expenditures ...................          3,068          2,322            340              658         6,388
Depreciation and amortization ..........          2,748          2,651            361              202         5,962
Nine Months Ended
  September 30, 2000
Revenues from unaffiliated customers ...     $   86,865     $   52,721     $   28,448     $         --      $168,034
Revenues from affiliates ...............          4,809             96          3,157           (8,062)           --
Segment profit (loss) ..................          5,602         10,286          3,759           (4,593)       15,054
Total assets ...........................         94,443         27,074         18,989           10,242       150,748
Capital expenditures ...................          1,475          3,886            214              563         6,138
Depreciation and amortization ..........          2,307          1,017            421              105         3,850

(12) DERIVATIVE ARRANGEMENTS

     As of September 30, 2001, the Company was party to several foreign currency derivative arrangements as a result of the acquisition of Axsia on March 19, 2001. Specifically, the Company held foreign currency forward contracts used to mitigate risk associated with foreign currency exchange rates. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company's policy is to record these contracts on the balance sheet at fair market value and to record any changes in fair value as charges to income in the current period. The Company had no derivative financial instruments as of January 1, 2001.

     The objective of these derivative arrangements is to absorb the cash flow impact of possible exchange rate changes for Axsia projects that were required to settle in a currency other than British pounds sterling. During the quarter ended September 30, 2001, the Company terminated the majority of these contracts, which resulted in a loss of approximately $188,000, reflected as a component of general and administrative expense in the accompanying statements of operations for the quarter and nine-month period ended September 30, 2001.

     The following table summarizes the Company's commitments to sell British pounds sterling under derivative forward contracts as of September 30, 2001:

                                                                  LOCAL                                 POUNDS          FAIR VALUE
                                              LOCAL             CURRENCY        STRIKE PRICE           STERLING         IN POUNDS
CONTRACT TYPE          DATES                 CURRENCY            AMOUNT            RANGE              EQUIVALENT         STERLING
Sell          10/1/2001 to 1/31/2002       Euros                 620,751      1.6211 to 1.6223           382,671          384,461
Sell          12/1/2001 to 2/28/2002       US dollars          3,643,886      1.4710 to 1.4719         2,475,919        2,480,353

     At September 30, 2001, the Company confirmed the fair market value of its forward contracts with the counter-party financial institutions. The Company intends to fulfill these foreign currency contract commitments that extend through February 2002 and does not currently intend to enter into new derivative arrangements as part of its risk management strategy.

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

(14) POSTRETIREMENT BENEFITS

    On May 1, 2001, the Company amended a postretirement benefit plan that provided medical and dental coverage to retirees of a predecessor company. Under the amended plan, retirees bear additional costs of coverage. Significant plan changes include higher deductibles, prescription coverage under a drug card program and the elimination of dental benefits. As of July 1, 2001, the Company obtained a third-party valuation of its liability under this plan arrangement, as amended, resulting in a cumulative unrecognized gain of $3.3 million. In accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," this unrecognized gain will be amortized to income over the remaining life expectancy of the plan participants.

(15) NEW ACCOUNTING PRONOUNCEMENTS

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

    The FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. This pronouncement requires that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated on an impairment basis. Intangible assets with a defined term, such as patents, would continue to be amortized over the useful life of the asset. This pronouncement becomes effective on January 1, 2002, for companies with a calendar year end. The Company had net goodwill of $80.9 million as of September 30, 2001. Goodwill amortization totaled $2.6 million for the nine months ended September 30, 2001. The Company has not yet determined the impact that this pronouncement will have on its financial condition or results of operations. As permitted by the standard, the Company will determine and quantify its exposure under this pronouncement during fiscal 2002, after completing the required impairment testing.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides guidance on reporting and accounting for obligations associated with the retirement of long-lived tangible assets and the associated retirement costs. This standard is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact that this pronouncement will have on its financial condition or results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and standardizes the accounting model to be used for asset dispositions and related implementation issues. This pronouncement becomes effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact that this pronouncement will have on its financial condition or results of operations.

(16) SUBSEQUENT EVENTS

    During October 2001, the Company settled all remaining derivative arrangements acquired through the acquisition of Axsia on March 19, 2001, and recorded a loss of approximately $61,000 related to these settlements.

    In October 2001, the Company amended its revolving debt facility to reduce the borrowing capacity in the U.S. from $35.0 million to $30.0 million, and to increase its borrowing capacity in the U.K. from $5.0 million to $10.0 million. No other material modifications were made to the agreement.

    In October and November 2001, the Company reacquired 57,536 shares of its Class A common stock pursuant to a stock repurchase plan for $432,000, an average cost of $7.50 per share. The cost to reacquire these shares has been recorded as treasury stock.

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

ACQUISITIONS

    On March 19, 2001, the Company acquired all the outstanding share capital of Axsia Group Limited ("Axsia"), a privately held company based in the United Kingdom, for approximately $42.8 million, net of cash acquired. Axsia specializes in the design and supply of water reinjection systems for oil and gas fields, oily water treatment, oil separation, hydrogen production and other process equipment systems. This acquisition was financed with borrowings under NATCO's term loan facility, and was accounted for using the purchase method of accounting. Results of operations for Axsia have been included in NATCO's condensed consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the Axsia acquisition were $48.4 million and $1.3 million, respectively, at September 30, 2001. The purchase price allocation has not yet been finalized, but NATCO's management does not believe that the final purchase price allocation will differ materially from that as of September 30, 2001.

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

    One indicator of capital spending in the oil and gas industry is commodity prices. Energy prices were low in early 1999 but began to rise steadily mid-year as production cuts by OPEC and other oil producing countries reduced excess inventory levels. Energy prices remained high until the spring of 2000 when these same producers elected to increase production to bring energy prices down to more sustainable levels. Thus, the trend in crude oil prices in recent years has been an increase, as evidenced by the average spot price of West Texas Intermediate crude which was $30 per barrel for fiscal year 2000, compared to $19 per barrel for fiscal year 1999 and only $14 per barrel for fiscal year 1998. In early 2001, energy prices declined modestly to an average of approximately $27 per barrel, until September 2001, when prices dropped to $22 per barrel. This decrease in hydrocarbon prices during September 2001 was the result of a general slow-down in the U.S. economy, accelerated by significant terrorist acts in the United States on September 11, 2001. The long-term effect of this slow-down on hydrocarbon prices cannot be determined at this time. However, prices remained constant at approximately $22 per barrel throughout October 2001. The average natural gas price per MMBtu using the NYMEX Henry Hub price was $2 per MMBtu for fiscal years 1998 and 1999, and $4 per MMBtu for fiscal year 2000. At September 30, 2001, the spot prices of West Texas Intermediate crude and Henry Hub natural gas were approximately $22 per barrel of oil and $2 per MMBtu of natural gas, respectively.

    Another indicator of capital spending in the oil and gas industry is the number of operating rigs in the U.S. and Canada, which has increased from 1,370 at September 30, 2000 to 1,472 at September 30, 2001, as published by Baker Hughes. This overall increase in rig count when comparing year to year may decline as the rig count in the United States has begun to trend downward in recent months.

    The increase in oil prices in recent years has had a positive effect on the Company's overall sales for 2000 and 2001. Current price levels and recent rig count improvements have contributed to improved overall industry conditions and should also cause NATCO's customers to maintain their current level of exploration and development efforts. Although energy price levels and rig count increases are indicators that additional oil and gas production may occur throughout 2001, there can be no assurance that overall production will increase, that an increase in production trends will continue through 2001 or that such an increase in production would result in an increase in revenues for the Company.

    The following discussion of NATCO's historical results of operations and financial condition should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto.


RESULTS OF OPERATIONS

    In the first quarter of 2001, the Company changed the presentation of its reportable segments by combining the traditional production equipment and services business segment with the NATCO Canada business segment, to form the North American operations business segment. This change has been reflected retroactively in all periods presented.

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


Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

    Revenues. Revenues of $74.5 million for the three months ended September 30, 2001 increased $14.3 million, or 24%, from $60.2 million for the three months ended September 30, 2000. The following table summarizes revenues by business segment for the quarters ended September 30, 2001 and 2000, respectively.

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                        ------------------------                    PERCENTAGE
                                           2001           2000          CHANGE        CHANGE
                                        ---------      ---------      ---------      ---------
                                                              (UNAUDITED)
                                               (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations .........     $  38,628      $  34,762      $   3,866            11%
Engineered Systems ................        27,560         18,032          9,528            53%
Automation and Control Systems ....        11,074         10,306            768             7%
Corporate and Other ...............        (2,740)        (2,856)           116             4%
          Total ...................     $  74,522      $  60,244      $  14,278            24%

    North American operations revenues increased $3.9 million, or 11%, for the quarter ended September 30, 2001, as compared to the quarter ended September 30, 2000, due to an increase in oilfield activity that resulted from improved gas prices in recent years. Throughout fiscal 2000 and into fiscal 2001, production activity increased and operating rig count rose in the United States, resulting in higher demand for the Company's traditional production process equipment, finished goods and domestic parts and services. These increases in equipment sales were partially offset by a decline in revenues in Canada, as several large projects in fiscal 2000 were completed. In addition, recovery in the oil and gas industry for Canada has stalled, as Canadian rig count declined from 355 at September 30, 2000 to 304 at September 30, 2001. Affiliated revenues for this business segment were $1.3 million for the quarter ended September 30, 2001, as compared to $1.6 million for the quarter ended September 30, 2000.

    Revenues for the engineered systems business segment increased $9.5 million, or 53%, for the quarter ended September 30, 2001, as compared to the quarter ended September 30, 2000. This increase was primarily due to the acquisition of Axsia in March 2001, which provided revenues of $17.9 million for three months ended September 30, 2001. This increase was partially offset due to a decline in revenues recognized under long-term engineering projects, including the Carigali-Triton Operating Company SDN BHD ("CTOC") contract, which provided $1.1 million of revenue for the quarter ended September 30, 2001, as compared to $11.6 million for the quarter ended September 30, 2000. Excluding the impact of the Axsia acquisition and the CTOC project, revenues for this business segment increased $2.2 million for the quarter ended September 30, 2001, compared to the respective period in 2000, primarily due to an increase in export projects. Engineered systems revenues of $27.6 million for the quarter ended September 30, 2001 included approximately $580,000 of affiliated revenues, as compared to $96,000 of affiliated revenues for the quarter ended September 30, 2000.

    Revenues for the automation and control systems business segment increased $768,000, or 7%, for the quarter ended September 30, 2001, as compared to the quarter ended September 30, 2000. This increase in revenues was the result of higher demand for the Company's products and an increase in field services for both time and materials and quote job projects. Affiliated revenues of approximately $858,000 and $1.1 million were included in the results for the quarters ended September 30, 2001 and 2000, respectively.

    The change in revenues for corporate and other represents the elimination of revenues of affiliates as discussed above.

    Gross Profit. Gross profit for the quarter ended September 30, 2001 increased $4.4 million, or 27%, to $20.6 million, compared to $16.3 million for the quarter ended September 30, 2000. As a percentage of revenue, gross margins increased from 27% for the quarter ended September 30, 2000 to 28% for the quarter ended September 30, 2001. The following table summarizes gross profit by business segment for the quarters then ended:

                                         THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                        ---------------------                  PERCENTAGE
                                          2001         2000        CHANGE         CHANGE
                                        --------     --------     --------       --------
                                                      (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations .........     $  9,019     $  7,531     $  1,488            20%
Engineered Systems ................        9,543        6,476        3,067            47%
Automation and Control Systems ....        2,055        2,258         (203)           (9)%
          Total ...................     $ 20,617     $ 16,265     $  4,352            27%

    Gross profit for the North American operations business segment increased $1.5 million, or 20%, for the quarter ended September 30, 2001, as compared to the respective period in 2000. This increase in margin was due primarily to an 11% increase in revenues. In addition, the Company's CO2 field service operations and traditional production equipment provided more favorable margins in fiscal 2001 as compared to fiscal 2000. As a percentage of revenue, gross margins were 23% and 22% for the quarters ended September 30, 2001 and 2000, respectively.

    Gross profit for the engineered systems business segment for the quarter ended September 30, 2001 increased $3.1 million, or 47%, primarily due to a $7.1 million contribution from Axsia, which was acquired in March 2001, offset by a decline in contribution from large higher margin engineered systems projects, including CTOC. Excluding the impact of Axsia and the CTOC project, gross margin for the engineered systems business segment increased approximately $928,000 due to an increase in export projects. Gross margin for engineered systems represented 35% and 36% of the segment's revenues for the quarters ended September 30, 2001 and 2000, respectively.

    Gross profit for the automation and control systems business segment decreased $203,000, or 9%, for the quarter ended September 30, 2001, as compared to the quarter ended September 30, 2000. This decrease was related to a shift in sales mix from higher margin quote jobs to time and materials jobs. However, an increase in time and materials jobs resulted in an overall 7% increase in revenues for the segment. Gross margin as a percentage of revenue for the quarters ended September 30, 2001 and 2000, was 19% and 22%, respectively.

    Selling, General and Administrative Expense. Selling, general and administrative expense of $13.8 million increased $4.1 million, or 42%, for the quarter ended September 30, 2001, as compared to the quarter ended September 30, 2000. This increase was largely related to the following factors: (1) the results of operations for Axsia which was acquired on March 19, 2001, (2) start-up costs related to the Singapore office opened in March 2001 to increase marketing efforts in Southeast Asia, (3) increased spending for technology and product development, and (4) higher employee medical costs.

    Depreciation and Amortization Expense. Depreciation and amortization expense of $2.2 million for the quarter ended September 30, 2001, increased $869,000, or 66%, compared to $1.3 million for the quarter ended September 30, 2000. Depreciation expense of $1.0 million for the quarter ended September 30, 2001, increased $269,000, or 36%, as compared to the respective period for 2000. This increase was primarily due to the acquisition of Axsia in March 2001 and the addition of constructed assets placed in service in the fourth quarter of fiscal 2000. Amortization expense of $1.2 million for the quarter ended September 30, 2001, increased $600,000, or 107%, as compared to $563,000 for the quarter ended September 30, 2000. This increase was primarily due to amortization of goodwill associated with the Axsia acquisition.

    Interest Expense. Interest expense was $1.5 million for the quarter ended September 30, 2001, as compared to $355,000 for the respective period in 2000. This increase of $1.1 million, or 310%, was due primarily to an increase in borrowings under the Company's term loan and revolving credit facilities. The Company borrowed $50.0 million against its new term loan facility to acquire Axsia in March 2001 and retire borrowings under its predecessor revolving credit facility. Outstanding debt at September 30, 2001 under the Company's credit facilities totaled $54.6 million, as compared to $11.2 million at September 30, 2000.

    Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement benefit liability decreased $200,000, or 62%, from $322,000 for the quarter ended September 30, 2000 to $122,000 for the quarter ended September 30, 2001. This decrease in interest cost was due to an amendment of the plan that provides medical and dental coverage to retirees of a predecessor company. Under the amended plan, retirees will bear more cost for coverages, thereby reducing the Company's projected liability and the related interest cost.

    Provision for Income Taxes. Income tax expense of $1.5 million for the quarter ended September 30, 2001, decreased $515,000 from $2.0 million for the quarter ended September 30, 2000. The primary reason for this decrease in tax expense was a decrease in income before income taxes, which was $3.2 million for the quarter ended September 30, 2001, as compared to $4.6 million for the respective period in 2000. The effective tax rate increased from 43% in 2000 to 45% in 2001, due to the impact of non-deductible goodwill amortization expense.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

    Revenues. Revenues of $220.0 million for the nine months ended September 30, 2001 increased $52.0 million, or 31%, from $168.0 million for the nine months ended September 30, 2000. The following table summarizes revenues by business segment for the nine-month periods ended September 30, 2001 and 2000, respectively.

                                           NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                        ------------------------                     PERCENTAGE
                                           2001          2000           CHANGE         CHANGE
                                        ---------      ---------      ---------       --------
                                                              (UNAUDITED)
                                                (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations .........     $ 110,790      $  91,674      $  19,116            21%
Engineered Systems ................        79,968         52,817         27,151            51%
Automation and Control Systems ....        36,172         31,605          4,567            14%
Corporate and Other ...............        (6,939)        (8,062)         1,123            14%
          Total ...................     $ 219,991      $ 168,034      $  51,957            31%


    North American operations revenues increased $19.1 million, or 21%, for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to an increase in oilfield activity that resulted from improved gas prices in fiscal 2000. Throughout fiscal 2000 and into fiscal 2001, production activity increased and rig count rose in the United States, resulting in higher demand for the Company's traditional production process equipment, finished goods, domestic parts and services, export parts and services and CO2 membrane technology products. These increases in equipment sales were offset slightly by a decline in Canadian operations, due to a slower recovery in crude oil development in Canada and a delay in activity for several key customers. Affiliated revenues for this business segment were $3.6 million for the nine months ended September 30, 2001, as compared to $4.8 million for the nine months ended September 30, 2000.

    Revenues for the engineered systems business segment increased $27.2 million, or 51%, for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000. This increase was primarily due to the acquisition of Axsia in March 2001, which provided revenues of $48.9 million since the date of acquisition. This increase was partially offset by a decline in revenues recognized under long-term engineering projects, including the CTOC contract, which provided $34.8 million of revenue for the nine months ended September 30, 2000 as compared to $10.0 million for the nine months ended September 30, 2001. Excluding the impact of Axsia and the CTOC project, revenues for this business segment increased $3.1 million for the nine months ended September 30, 2001 as compared to the respective period in 2000, due primarily to an increase in export projects. Engineered systems revenues of $80.0 million for the nine months ended September 30, 2001 included approximately $618,000 of affiliated revenues, as compared to $96,000 of affiliated revenues for the nine months ended September 30, 2000.

    Revenues for the automation and control systems business segment increased $4.6 million, or 14%, for the nine months ended September 30, 2001, as compared to the respective period in 2000. This increase in revenues was the result of higher demand for the Company's electrical and instrumentation products and an increase in field services for both time and materials and quote job projects. Affiliated revenues of approximately $2.8 million and $3.2 million were included in the results for the nine-month periods ended September 30, 2001 and 2000, respectively.

    The change in revenues for corporate and other represents the elimination of revenues of affiliates as discussed above.

    Gross Profit. Gross profit for the nine months ended September 30, 2001 increased $11.4 million, or 25%, to $56.9 million, compared to $45.6 million for the nine months ended September 30, 2000. As a percentage of revenue, gross margins declined from 27% for the nine months ended September 30, 2000 to 26% for the nine months ended September 30, 2001. The following table summarizes gross profit by business segment for the periods then ended:

                                        NINE MONTHS ENDED
                                          SEPTEMBER 30,
                                        ------------------             PERCENTAGE
                                         2001       2000      CHANGE     CHANGE
                                        ------     ------      -----   ----------
                                                      (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations.........    $ 26,555     $20,869    $5,686       27%
Engineered Systems................      23,297     17,866      5,431       30%
Automation and Control Systems....       7,063      6,826        237        3%
          Total...................    $ 56,915     $45,561    $11,354      25%

    Gross profit for the North American operations business segment increased $5.7 million, or 27%, for the nine months ended September 30, 2001, as compared to the respective period in 2000. This increase in margin was due primarily to a 21% increase in revenues. In addition, the Company's CO2 field service operations and traditional production equipment provided more favorable margins in fiscal 2001 as compared to fiscal 2000. As a percentage of revenue, gross margins were 24% and 23% for the nine-month periods ended September 30, 2001 and 2000, respectively.

    Gross profit for the engineered systems business segment for the nine months ended September 30, 2001 increased approximately $5.4 million, or 30%, primarily due to a $15.1 million contribution from Axsia, offset by a decline in large engineered systems projects such as the CTOC project which provided gross margin of $14.5 million for the nine months ended September 30, 2000, as compared to $3.9 million for the nine months ended September 30, 2001. Excluding the impact of Axsia and the CTOC project, gross margin for the engineered systems business segment increased approximately $964,000 in 2001 as compared to 2000, and related primarily to export projects. Gross margin represented 29% and 34% of the segment's revenues for the nine-month periods ended September 30, 2001 and 2000, respectively. The decline in gross margin as a percentage of revenues was consistent with a decline in results from large, high margin projects such as CTOC.

    Gross profit for the automation and control systems business segment increased $237,000, or 3%, for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000. This increase was directly related to a 14% increase in revenues partially offset by a shift in sales mix from higher margin quote jobs to time and materials jobs. Gross margin as a percentage of revenue for the nine-month periods ended September 30, 2001 and 2000, was 20% and 22%, respectively.

    Selling, General and Administrative Expense. Selling, general and administrative expense of $38.4 million increased $9.5 million, or 33%, for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000. This increase was largely related to the following factors:
(1) the results of operations for Axsia which was acquired on March 19, 2001,
(2) start-up costs related to the Singapore office opened in March 2001 to increase marketing efforts in Southeast Asia, (3) increased spending for technology and product development, and (4) higher employee medical costs.

    Depreciation and Amortization Expense. Depreciation and amortization expense of $6.0 million for the nine months ended September 30, 2001, increased $2.1 million, or 55%, compared to $3.9 million for the nine months ended September 30, 2000. Depreciation expense of $3.0 million for the nine months ended September 30, 2001, increased $634,000, or 26%, as compared to the respective period for 2000. This increase was primarily due to the acquisition of Axsia in March 2001 and the addition of constructed assets placed in service in the fourth quarter of fiscal 2000. Amortization expense of $2.9 million for the nine months ended September 30, 2001, increased $1.5 million, or 102%, as compared to $1.5 million for the nine months ended September 30, 2000. This increase was primarily due to amortization of goodwill associated with the Axsia, Porta-Test International, Inc. ("Porta-Test"), Modular Production Equipment, Inc. ("MPE") and Engineered Specialties, Inc. ("ESI") acquisitions completed in March 2001, January 2000, February 2000 and April 2000, respectively. Also, amortization expense increased due to an increase in goodwill related to the acquisition of Cynara in November 1998. Pursuant to the Cynara purchase agreement, NATCO issued 8,520 shares and 418,145 shares of the Company's Class B common stock during February 2001 and June 2000, respectively, to Cynara's former shareholders based upon the achievement of certain performance criteria, and the cost of such shares was charged to goodwill.

    Unusual Charges. Unusual charges for the nine months ended September 30, 2001 were $1.6 million, compared to $1.5 million for the nine months ended September 30, 2000. Costs incurred in 2001 include approximately $920,000 related to certain restructuring costs to streamline activities and consolidate offices in connection with the Company's acquisition of Axsia in March 2001, and an additional $680,000 related to the Company's decision to withdraw a public debt offering. Costs incurred for the nine months ended September 30, 2000 were primarily for compensation expense associated with the employment agreement of an executive officer. The terms of the agreement entitled the officer to a sum equal to an outstanding note and accrued interest, totaling $1.2 million at December 31, 1999, upon the sale of the Company's Class A common stock in an initial public offering. NATCO completed its initial public offering on January 27, 2000, and, per the agreement, the Company recorded compensation expense for the amount of the note and accrued interest, including related payroll burdens, totaling $1.3 million. In addition, the Company recorded relocation expenses totaling $208,000 associated with the consolidation of an existing Company facility with a facility that was acquired with the acquisition of Porta-Test.

    Interest Expense. Interest expense was $3.7 million for the nine months ended September 30, 2001, as compared to $1.1 million for the respective period in 2000. This 232% increase in interest expense was due primarily to an increase in long-term debt under the new term loan and revolving credit facilities from $11.2 million at September 30, 2000 to $54.6 million at September 30, 2001. The Company borrowed $50.0 million against its new term loan facility to acquire Axsia and to retire borrowings under its predecessor revolving credit facility.

    Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement benefit liability decreased $199,000, or 21%, from $965,000 for the nine months ended September 30, 2000 to $766,000 for the nine months ended September 30, 2001. This decrease in interest cost was due to an amendment of the plan that provides medical and dental coverage to retirees of a predecessor company. Under the amended plan, retirees will bear more cost for coverages, thereby reducing the Company's projected liability and the related interest cost.

     Provision for Income Taxes. Income tax expense of $3.0 million for the nine months ended September 30, 2001, decreased $995,000 from $4.0 million for the nine months ended September 30, 2000. The primary reason for this decrease in tax expense was a decrease in income before income taxes, which was $6.6 million for the nine months ended September 30, 2001, as compared to $9.3 million for the respective period in 2000. This decline in tax expense was partially offset by an increase in the effective tax rate from 43% in 2000 to 45% in 2001, due primarily to non-deductible goodwill amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2001, the Company had cash and working capital of $1.9 million and $32.2 million, respectively, as compared to cash and working capital of $1.0 million and $49.1 million, respectively, at December 31, 2000.

    Net cash provided by operating activities for the nine months ended September 30, 2001 was $15.0 million, compared to net cash used in operations of $4.2 million for the nine months ended September 30, 2000. Factors that contributed to the increase in cash provided by operating activities during 2001 included an increase in customer advance payments on long-term projects and a decline in trade receivables due to collection of progress billings at Axsia.

    Net cash used in investing activities for the nine months ended September 30, 2001 was $54.0 million, of which $48.3 was used to acquire Axsia and $6.4 million was used for capital expenditures. For the nine months ended September 30, 2000, $22.0 million was used for investing activities primarily to acquire Porta-Test, MPE and ESI, and for capital expenditures.

    Net cash provided by financing activities for the nine months ended September 30, 2001 was $40.3 million, as compared to net cash provided by financing activities for the nine months ended September 30, 2000 of $25.8 million. The primary source of funds for financing activities for the nine months ended September 30, 2001 was net borrowings of $46.5 million under the term loan facility, partially offset by net repayments of $6.6 million under the Company's revolving credit facility. The primary source of funds for financing activities during the nine months ended September 30, 2000 was the issuance of the Company's Class A common stock through an initial public offering and the exercise of an over-allotment option by NATCO's underwriters, which provided $37.7 million and $10.5 million, respectively. These proceeds were used primarily to retire $27.9 million of outstanding debt under a term loan arrangement, to repay $3.0 million borrowed under the revolving credit agreement for the purchase of Porta-Test, and to repay $2.9 million of debt assumed in the acquisitions of Porta-Test and MPE.

    On March 16, 2001, the Company entered into a new credit facility that consisted of a $50.0 million term loan, a $35.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $5.0 million U.K. revolving facility. The term loan matures on March 15, 2006, and each of the revolving facilities matures on March 15, 2004.

    Amounts borrowed under the term loan facility bear interest at 5.99% per annum as of September 30, 2001. Amounts borrowed under the revolving facilities bear interest as follows:

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

     As of September 30, 2001, the weighted average interest rate of NATCO's borrowings under its revolving credit facility was 6.23%.

     NATCO will pay commitment fees of 0.50% per year until April 1, 2002 and 0.30% to 0.50% per year following 2002, depending upon the ratio of funded debt to EBITDA, on and after April 1, 2002, in each case on the undrawn portion of the facility.

     The revolving credit facility is guaranteed by all the Company's domestic subsidiaries and is secured by a first priority lien on all inventory, accounts receivable and other material tangible and intangible assets. NATCO has also pledged 65% of the voting stock of its active foreign subsidiaries.

     On March 19, 2001, NATCO borrowed the entire $50.0 million available under the term loan portion of this new facility and used $45.0 million to purchase all the outstanding share capital of Axsia. The remaining borrowings of $5.0 million, along with additional borrowings under the revolving credit facility, were used to repay $16.5 outstanding under a predecessor revolving credit and term loan facility. As of September 30, 2001, the Company had borrowings of $46.5 million outstanding under the term loan facility.

    As of September 30, 2001, the Company was in compliance with all restrictive debt covenants. NATCO had letters of credit outstanding under the revolving credit facilities totaling $18.9 million at September 30, 2001. These letters of credit constitute contract performance and warranty collateral and expire at various dates through October 2004.

    The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which no borrowings were outstanding at September 30, 2001. Letters of credit outstanding under this facility at September 30, 2001 totaled $1.2 million. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2003.

     The Company has unsecured letters of credit outstanding at September 30, 2001 of $946,000.

    The Company's sales backlog at September 30, 2001 was $95.7 million and included backlog of $13.6 million related to Axsia, which was acquired on March 19, 2001. In addition, backlog at September 30, 2001 included $2.4 million related to the CTOC project, which contributed $23.5 million to backlog at September 30, 2000. Excluding the impact of the Axsia acquisition and the CTOC project, backlog at September 30, 2001 was $79.7 million as compared to $23.5 million at September 30, 2000. This increase in backlog was partially due to bookings of production equipment systems for large offshore projects in West Africa, Brazil and the Gulf of Mexico. Management expects to continue to build backlog in modest increments throughout fiscal 2001, with the potential for additional increases due to planned Southeast Asian CO2 separation projects for 2002.

    During September 2001, NATCO repurchased 39,700 shares of its Class A common stock pursuant to a stock repurchase plan approved by the Company's board of directors in fiscal 2000.

    At September 30, 2001, borrowing base limitations reduced the Company's available borrowing capacity under the term loan and revolving credit agreement and export sales credit agreement to $42.7 million and $1.7 million, respectively. However, NATCO's management believes that the Company's operating cash flow, supported by its borrowing capacity, will be adequate to fund operations throughout 2001. Should the Company decide to pursue additional acquisition opportunities during the remainder of 2001, the determination of the Company's ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

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

    The FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. This pronouncement requires that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated on an impairment basis. Intangible assets with a defined term, such as patents, would continue to be amortized over the useful life of the asset. This pronouncement becomes effective on January 1, 2002, for companies with a calendar year end. The Company had net goodwill of $80.9 million as of September 30, 2001. Goodwill amortization totaled $2.6 million for the nine months ended September 30, 2001. The Company has not yet determined the impact that this pronouncement will have on its financial condition or results of operations. As permitted by the standard, the Company will determine and quantify its exposure under this pronouncement during fiscal 2002, after completing the required impairment testing.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides guidance on reporting and accounting for obligations associated with the retirement of long-lived tangible assets and the associated retirement costs. This standard is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact that this pronouncement will have on its financial condition or results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and standardizes the accounting model to be used for asset dispositions and related implementation issues. This pronouncement becomes effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact that this pronouncement will have on its financial condition or results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's operations are conducted around the world in a number of different countries. Accordingly, future revenues and earnings are exposed to changes in foreign currency exchange rates when transactions are denominated in currencies other than the Company's functional currencies, the primary currencies in which the Company conducts its business in various jurisdictions. The majority of the Company's foreign currency transactions are denominated in the Canadian dollar and British pounds sterling, which are the functional currencies of NATCO Canada and Axsia, respectively. At NATCO Canada, contracts are generally denominated and settled in the functional currency, thereby mitigating risks associated with currency fluctuations. At Axsia, contracts may be denominated and settled in currencies other than its functional currency. At the date of acquisition, Axsia had entered into certain currency forward contract arrangements whereby Axsia purchased foreign currencies at a specified strike price in order to hedge exposure to currency fluctuations on contracts denominated in currencies other than the functional currency. NATCO assumed these contracts upon the purchase of Axsia in March 2001. The Company's policy is to record these contracts and their underlying balance sheet accounts at fair market value and to record any changes in fair value as charges to income in the current period. The nature of these derivative arrangements is to offset any negative impact of changes in foreign currency exchange rates, as any gain or loss recorded on the underlying asset or liability would be offset by a contrasting gain or loss on the derivative asset or liability. As such, these contracts mitigate exchange rate exposure related to these transactions. At September 30, 2001, the Company obtained the fair market value of the forward contracts from the counter-party financial institutions (See Note 12, "Derivative Arrangements)". The Company intends to fulfill these contractual commitments. NATCO does not intend to enter into new derivative arrangements as part of its risk management strategy.

    The Company's financial instruments are subject to change in interest rates, including its revolving credit and term loan facility and its working capital facility for export sales. At September 30, 2001, the Company had borrowings of $46.5 million outstanding under the term loan portion of the revolving credit and term loan facility, at an interest rate of 5.99%. Borrowings, which bear interest at floating rates, outstanding under the revolving credit agreement at September 30, 2001, totaled $8.1 million. As of September 30, 2001, the weighted average interest rate of the Company's borrowings under its revolving credit facility was 6.23%. No borrowings were outstanding under the working capital facility for export sales at September 30, 2001.

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

    (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended September 30, 2001.

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

 EXHIBIT NO.                              DESCRIPTION
 -----------                              -----------
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

Date: November 14, 2001

                                          By: /s/ RYAN S. LILES
                                             ----------------------------------
                                              Name: Ryan S. Liles
                                              Vice President and Controller
                                              (Principal Accounting Officer)

Date: November 14, 2001

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

 EXHIBIT NO.                              DESCRIPTION
 -----------                              -----------
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