Form 10-K
period 2001-12-31
NATCO GROUP INC
filed 2002-03-28
CIK 1057693

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001      COMMISSION FILE NUMBER: 1-15603

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
       Registrant's telephone number, including area code: (713) 683-9292

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                         TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
                         -------------------                    -----------------------------------------
               Common Stock, $0.01 par value per share                   New York Stock Exchange

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

As of March 15, 2002                                                 $70,884,837

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 15, 2002  Common Stock, $0.01 par value per share  15,803,797 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the NATCO Group Inc. Notice of Annual Meeting of Stockholders and Proxy Statement relating to the 2002 Annual Meeting of Shareholders, which the Registrant intends to file within 120 days of December 31, 2001, are incorporated by reference in Part III of this form.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                NATCO GROUP INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                NO.
                                                                                ----
                                       PART I
Item 1.           Business....................................................    3
Item 2.           Properties..................................................   17
Item 3.           Legal Proceedings...........................................   18
Item 4.           Submission of Matters to a Vote of Security Holders.........   18
                                      PART II
Item 5.           Market for the Registrant's Common Equity and Related
                    Stockholder Matters.......................................   18
Item 6.           Selected Financial Data.....................................   20
Item 7.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................   21
Item 7A.          Quantitative and Qualitative Disclosures About Market
                    Risk......................................................   32
Item 8.           Financial Statements and Supplementary Data.................   33
                  Consolidated Financial Statements...........................   35
                  Notes to Consolidated Financial Statements..................   39
Item 9.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure..................................   60
                                      PART III
                  Information called for by Part III has been omitted as the
                    Registrant intends to file with the Securities and
                    Exchange Commission not later than 120 days after the
                    close of its fiscal year a definitive Proxy Statement
                    pursuant to Regulation 14A.
                                      PART IV
Item 14.          Exhibits, Financial Statements Schedules and Reports on Form
                    8-K.......................................................   61
Signatures....................................................................   64

                                     PART I

ITEM 1.  BUSINESS

     NATCO Group Inc. (the "Company" or "NATCO") is a leading provider of equipment, systems and services used in the production of crude oil and natural gas, primarily at or near the wellhead, to separate oil and gas within a production stream and to remove contaminants. Our products and services are used in onshore and offshore fields in most major oil and gas producing regions in the world. Separation and decontamination of a production stream is needed at almost every producing well in order to meet the specifications of transporters and end users.

     We design and manufacture a diverse line of production equipment including:

     - heaters, which prevent solids from forming in gas streams and reduces the viscosity of oil;

     - dehydration and desalting units, which remove water and salt from oil and gas;

     - separators, which separate wellhead production streams into oil, gas and water;

     - gas conditioning units and membrane separation systems, which remove carbon dioxide and other contaminants from gas streams;

     -  control systems, which monitor and control production equipment; and

     - water processing systems, which include systems for water re-injection, oily water treatment and other treatment applications.

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

     We have designed, manufactured and marketed production equipment and systems for 75 years. We operate nine primary manufacturing facilities located in the U.S. and Canada and 41 sales and service facilities, 33 of which are located in the U.S. and Canada, and eight of which are located outside of North America. We believe that, among our competitors, we have the largest installed base of production equipment in the industry. We have achieved our position in the industry by maintaining technological leadership, capitalizing on our strong brand name recognition and offering a broad range of products and services.

INDUSTRY

     Demand for oil and gas production equipment and services is driven primarily by the following:

     -  levels of production of oil and gas in response to worldwide demand;

     - the changing production profiles of existing fields (meaning the mix of oil, gas and water in the production stream and the level of contaminants);

     -  the discovery of new oil and gas fields;

     -  the quality of new hydrocarbon production; and

     - investment in exploration and production efforts by oil and gas producers.

     We believe that the oil and gas production equipment and services market continues to have significant growth potential due to the following:

     - Increasing demand for oil and natural gas. According to the U.S. Department of Energy, oil and natural gas consumption is expected to increase at an average rate of 1.5% and 2.0%, respectively, in the United States and 2.3% and 3.2%, respectively, per year word-wide through 2020.

     - Long-term increased drilling activity. The number of operating rigs in North America and internationally increased during recent years. The average North American rig count for 2001 was 1,497 versus 1,263 for 2000 as published by Baker Hughes Incorporated. The international rig count as of December 31, 2001 and 2000 was 752 and 705, respectively, as published by Baker Hughes Incorporated. Although rig counts declined in late 2001 and into early 2002, we believe that rig counts will increase over the long-term as demand for oil and gas products and services continues to increase.

     - Changing profile of existing production. The production profile of existing fields changes over time, either naturally or due to implementation of enhanced recovery techniques. Consequently, the mix of oil, gas, water and contaminants changes, and the production stream requires additional processing equipment.

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

     - Technological leadership. We believe that we have established a position of global technological leadership by pioneering the development of innovative separation technologies. We continue to be a technological leader in areas such as carbon dioxide separation using membrane technology and oil-water emulsion treatment using dual-polarity electrostatic technology. We hold 161 active U.S. and foreign patents and continue to invest in research and development.

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

BUSINESS STRATEGY

     Our objective is to maximize cash flow by maintaining and enhancing our position as a leading provider of equipment, systems and services used in the production of crude oil and natural gas which we intend to achieve by pursuing the following business strategies:

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

     -  coordination by the Organization of Petroleum Exporting Countries
       ("OPEC");

     -  the cost of producing oil and gas; and

     -  technological advances.

WE MAY LOSE MONEY ON FIXED-PRICE CONTRACTS.

     Some of our projects, including larger engineered systems projects, are performed on a fixed-price basis. We are responsible for all cost overruns, other than any resulting from change orders. Our costs and any gross profit realized on our fixed-price contracts will often vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including:

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

WE HAVE RELIED AND WE EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

     There have been and are expected to be periods where a substantial portion of our revenues is derived from a single customer or a small group of customers. We had revenues of $15.7 million, or 5% of our total revenues, provided by Anadarko and affiliates, $15.5 million, or 5% of total revenues, provided by ChevronTexaco Corp. and affiliates, and $13.4 million, or 5% of total revenues provided by BP and affiliates excluding CTOC, for the year ended December 31, 2001. No other customer provided 5% or more of total revenues during fiscal 2001. The CTOC project provided $10.9 million, or 4% of total revenues, for fiscal 2001. The CTOC project is a $73.0 million contract awarded in 1999 to supply gas treating and conditioning equipment for a project in Southeast Asia. The project is a joint venture under the control of the Carigali-Triton Operating Company ("CTOC"), which is principally owned by Petronas, the Malaysian national oil company, and by BP. The project is located in the Gulf of Thailand and produced approximately 20% of our revenues in 2000. As of December 31, 2001, the project was approximately 98% complete.

THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD MATERIALLY HARM OUR BUSINESS AND EARNINGS.

     We expect to continue our practice of entering into relationships with major oil companies and large independent producers. Many of these relationships are non-binding arrangements in which both parties undertake to satisfy the objectives of the relationship. They may be characterized as:

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

THE DOLLAR AMOUNT OF OUR BACKLOG, AS STATED AT ANY GIVEN TIME, IS NOT NECESSARILY INDICATIVE OF OUR FUTURE CASH FLOW.

     Backlog consists of firm customer orders that have satisfactory credit or financing arrangements in place, for which authorization to begin work or purchase materials has been given and for which a delivery date has been established. As of December 31, 2001, we had backlog of $101.3 million, of which approximately 27% related to ExxonMobil, 11% related to a North Sea consortium and 7% related to Halliburton/KBR.

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

OUR ABILITY TO ATTRACT AND RETAIN SKILLED LABOR IS CRUCIAL TO THE PROFITABILITY OF OUR FABRICATION AND SERVICES ACTIVITIES.

     Our ability to succeed depends in part on our ability to attract and retain skilled manufacturing workers, equipment operators, engineers and other technical personnel. Our ability to expand our operations depends primarily on our ability to increase our labor force. Demand for these workers is currently high and the supply is limited. A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the rates of wages we must pay or both. If this were to occur, the immediate effect would be a reduction in our profits and the extended effect would be diminishment of our production capacity and profitability and impairment of our growth potential.

POSTRETIREMENT HEALTH CARE BENEFITS THAT WE PROVIDE TO CERTAIN FORMER EMPLOYEES EXPOSE US TO POTENTIAL INCREASES IN FUTURE CASH OUTLAYS THAT CANNOT BE RECOUPED THROUGH INCREASED PREMIUMS.

     We are obligated to provide postretirement health care benefits to a group of former employees who retired before June 21, 1989. For the year ended December 31, 2001, our cash costs related to these benefits were $1.8 million, net of reimbursement of $79,000 from the predecessor plan sponsor. At that date, there were 556 retirees and surviving eligible dependents covered by the specified postretirement benefit obligations. As of July 1, 2001, our accumulated pre-tax postretirement benefit obligation was calculated to be approximately $11.4 million as determined by actuarial calculations. We cannot assure you that the costs of the actual benefits will not exceed those projected or that future actuarial assessments of the extent of those costs will not exceed the current assessment. Inflationary trends in medical costs may outpace our ability to recoup these increases through higher premium charges, benefit design changes or both. As a result, our actual cash costs of providing this benefit may increase in the future and have a negative impact on our future cash flow.

OUR INTERNATIONAL OPERATIONS MAY EXPERIENCE INTERRUPTIONS DUE TO POLITICAL AND ECONOMIC RISKS.

     We operate our business and market our products and services in oil and gas producing areas throughout the world. We are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. These risks increased with the acquisition of Axsia in March 2001, and include:

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

     Axsia Group Limited ("Axsia"), the U.K. company we acquired in March 2001, has made sales (as part of its ongoing business prior to the acquisition) and has informed us that it expects to continue making sales of equipment and services to customers in certain countries which are subject to U.S. government trade sanctions ("Embargoed Countries"), including sales to the Iraqi national oil companies permitted under the United Nations Oil-for-Food Program. Axsia's sales to customers in Embargoed Countries were approximately 2 1/2% of our consolidated revenue in 2001.

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

OUR INSURANCE POLICIES MAY NOT COVER ALL PRODUCT LIABILITY CLAIMS.

     Some of our products are used in potentially hazardous production applications that can cause:

     -  personal injury;

     -  loss of life;

     -  damage to property, equipment or the environment; and

     -  suspension of operations.

     We maintain insurance coverage against these risks in accordance with standard industry practice. This insurance will not protect us against liability for some kinds of events, including events involving pollution or losses resulting from business interruption or acts of terrorism. We cannot assure you that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, we cannot assure you that we will be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our business, results of operations and financial condition.

LIABILITY TO CUSTOMERS UNDER WARRANTIES MAY MATERIALLY AND ADVERSELY AFFECT OUR CASH FLOW.

     We typically warrant the workmanship and materials used in the equipment we manufacture. At the request of our customers, we occasionally warrant the operational performance of the equipment we manufacture. Failure of this equipment to operate properly or to meet specifications may increase our costs by requiring additional engineering resources, replacement of parts and equipment or service or monetary reimbursement to a customer. Our warranties are often backed by letters of credit. At December 31, 2001, we had provided to our customers approximately $5.4 million in letters of credit related to warranties. We have in the past received warranty claims and we expect to continue to receive them in the future. To the extent that we should incur warranty claims in any period substantially in excess of our warranty reserve, our results of operations and financial condition could be materially and adversely affected.

WE MAY INCUR SUBSTANTIAL COSTS TO COMPLY WITH OUR ENVIRONMENTAL OBLIGATIONS.

     In our equipment fabrication and refurbishing operations, we generate and manage hazardous wastes. These include:

     -  waste solvents;

     -  waste paint;

     -  waste oil;

     -  washdown wastes; and

     -  sandblasting wastes.

     We attempt to identify and address environmental issues before acquiring properties and to utilize industry accepted operating and disposal practices regarding the management and disposal of hazardous wastes. Nevertheless, either others or we may have released hazardous materials on our properties or in other locations where hazardous wastes have been taken for disposal. We may be required by federal or state environmental laws to remove hazardous wastes or to remediate sites where they have been released. We could also be subjected to civil and criminal penalties for violations of those laws. Our costs to comply with these laws may adversely affect our earnings.

OUR QUARTERLY SALES AND CASH FLOW MAY FLUCTUATE SIGNIFICANTLY.

     A substantial amount of our revenues is derived from significant contracts that are often performed over periods of two to six or more quarters. As a result, our revenues and cash flow may fluctuate significantly from quarter to quarter, depending upon our ability to replace existing contracts with new orders and upon the extent of any delays in completing existing projects.

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

     -  price;

     -  our reputation;

     -  our experience; and

     -  our safety record.

     In addition, we may encounter obstacles in our international operations that impair our ability to compete in individual countries. These obstacles may include:

     -  subsidies granted in favor of local companies;

     -  import duties and fees imposed on foreign operators;

     -  taxes imposed on foreign operators;

     -  lower wage rates in foreign countries; and

     - fluctuations in the exchange value of the United States dollar compared with the local currency.

     Any or all these factors could adversely affect our ability to compete and thus adversely affect our results of operations.

A FURTHER ECONOMIC DECLINE COULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES.

     Economic growth in several of our key markets, including the United States and Southeast Asia, declined during 2001 due to a world-wide recession, which was exacerbated by significant terrorist acts in the United States during September 2001. Current economic indicators and positive actions by the U.S. Federal Reserve, including the lowering of interest rates, support a recovery in the United States. The economic downturn in 2001 affected the economies in other regions of the world and contributed to the decline in the price of oil. If the United States economy were to decline further or if the economies of other nations in which we do business were to experience further material problems, the demand and price for oil and gas and, therefore, for our products and services could decline, which would adversely affect our results of operations.

OUR ABILITY TO COMPETE SUCCESSFULLY IS DEPENDENT ON TECHNOLOGICAL ADVANCES IN OUR PRODUCTS, AND OUR FAILURE TO RESPOND TIMELY OR ADEQUATELY TO TECHNOLOGICAL ADVANCES IN OUR INDUSTRY MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Our ability to succeed with our long-term growth strategy is dependent on the technological competitiveness of our products. If we are unable to innovate and implement advanced technology in our products, other competitors may be able to compete more effectively with us, and our business and results of operations may be adversely affected.

OPERATIONS

     We offer our products and services as either integrated systems or individual components primarily through three business lines: traditional production equipment and services, engineered systems and automation and control systems.

TRADITIONAL PRODUCTION EQUIPMENT AND SERVICES

     Traditional production equipment and services consists of production equipment, replacement parts, and used equipment refurbishing and servicing, which is sold primarily onshore in North America and in the Gulf of Mexico. Through our NATCO Canada subsidiary, we provide traditional production equipment with modifications to operate in a cold weather environment. The equipment built for the North American oil and gas industry are "off the shelf" items or are customized variations of standardized equipment requiring limited engineering. We market our traditional production equipment and services through 31 sales and service centers in the United States, two in Canada, one in Mexico and one in Venezuela.

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

       - Thermo Pak(TM) Units, which are used for the combined heating and separating of production in cold climates; and

       - Whirly Scrub(TM) V centrifugal separators, which are used as state-of-the-art compact scrubbers.

     - Oil Dehydration Equipment. Oil dehydrators are used to remove water from oil. Our oil dehydration product line includes:

       - horizontal PERFORMAX(R) treaters, which separate oil and water mixtures using gravity and proprietary technology;

       - Dual Polarity(R) electrostatic treaters, which dehydrate oil using high voltage electrical coalescence;

       - vertical treaters, which separate oil and water using gravity and heat;

       - Vertical Flow Horizontal (VFH(TM)) processors, which combine the advantages of horizontal and vertical vessels to remove gas and water from oil streams; and

       -  heater-treaters, which use heat to accelerate the dehydration process.

     - Heaters. Heaters are used to reduce the viscosity of oil to improve flow rates and to prevent hydrates from forming in gas streams. We manufacture both standardized and customized direct and indirect fired heaters. In each system, heat is transferred to the hydrocarbon stream through a medium such as water, water/glycol, steam, salt or flue gas. Our heater product line includes:

       -  indirect fired water bath heaters;

       -  vaporizers used to vaporize propane and other liquefied gases;

       -  salt bath heaters;

       -  steam bath heaters; and

       - Controlled Heat Flux (CHF(TM)) heaters, which use flue gas to create a heat transfer medium.

     - Gas Conditioning Equipment. Gas conditioning equipment removes contaminants from hydrocarbon and gas streams. Our gas conditioning equipment includes:

       - Cynara(R) membrane systems, which extract carbon dioxide from gas streams;

       - glycol dehydration equipment, which uses glycol to absorb water vapor from gas streams;

       - amine systems, which use amine to remove acidic gases such as hydrogen sulfide and carbon dioxide from gas streams;

       - Glymine(R) units, which combine the effects of glycol equipment and amine systems;

       - the BTEX-BUSTER(R), which virtually eliminates the emission of volatile hydrocarbons associated with glycol dehydration reboilers; and

       - DESI-DRI(R) Systems, which use highly compressed drying agents to remove water vapor from gas streams.

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

     - Carbon Dioxide Field Operations. We also provide gas-processing facilities for the removal of carbon dioxide from hydrocarbon streams. These facilities use our proprietary Cynara(R) membrane technology that provides one of the most effective separation solutions for hydrocarbon streams containing carbon dioxide. The primary market for these facilities is production from wells such as those located in West Texas in which carbon dioxide injection is used to enhance the recovery of oil and gas reserves.

     - Water Treatment Equipment. We offer a complete line of water treatment and conditioning equipment for the removal of contaminants from water extracted during oil and gas production. Our water treatment equipment includes:

       - PERFORMAX(R) Matrix Plate Coalescers, which are used in both primary separation and final skimming applications;

       - TriPack(TM) Corrugated Plate Interceptors, which are used to remove oil and salable hydrocarbons from water;

       - Oilspin AV(TM) and AVi(TM) liquid/liquid hydrocyclones, which are compact centrifugal separation devices used in primary water treatment applications;

       - Tridair(TM) Sparger Gas Flotation units, which are used as secondary water cleanup systems; and

       - PowerClean(TM) Nutshell Filters, which are used where tertiary water cleanup is required.

     - Equipment Refurbishment. We source, refurbish and integrate used oil and gas production equipment. Customers that purchase this equipment benefit from reduced delivery times and lower equipment costs relative to new equipment. The used equipment market is focused primarily in North America, both onshore and offshore, although we have observed a growing interest internationally. We have entered into agreements with major, large independent oil companies in both the United States and Canada to evaluate, track and refurbish used production equipment and may act as a broker between another oil company and our customer or may purchase, refurbish and sell used equipment to our customers. We believe that we have one of the largest databases in the North American oil and gas industry of available surplus production equipment. This database, coupled with our extensive refurbishing facilities and experience, enables us to respond to customer requests for refurbished equipment quickly and efficiently.

     - Parts, Service and Training. We provide replacement parts for our own equipment and for equipment manufactured by others. Each branch of our marketing network also serves as a local parts and service business. We offer operational and safety training to the oil and gas production industry. We use training programs as a marketing tool for our other products and services.

ENGINEERED SYSTEMS

     We design, engineer and manufacture engineered systems for large production development projects throughout the world. We also provide start-up services for our engineered products. Engineered systems typically require a significant amount of technology, engineering and project management.

     We market our engineered systems through our direct sales forces based in Houston, Calgary, Camberley (UK), Gloucester (UK), Caracas, Singapore, Tokyo and Villa Hermosa (Mexico), augmented by independent representatives in other countries. We also use the unique oil testing capabilities at our research and development facilities to market engineered systems. This capability enables us to determine equipment specifications that best suit customers' requirements.

     Engineered systems include:

     - Integrated Oil and Gas Processing Trains. These consist of multiple units that process oil and gas from primary separation through contaminant removal. For example, we designed and are manufacturing and assembling a module for a production facility situated off the coast of West Africa that is capable of processing 138,000 barrels of oil per day.

     - Floating Production Systems. These consist of large skid-mounted processing units used in conjunction with semi-submersible, converted tankers and other floating production vessels. Floating production equipment must be specially designed to overcome the detrimental effects of wave motion on floating vessels. We pioneered and patented the first wave-motion production vessel internals system and continue to advance this technology at our research and development facility using a wave-motion table, which simulates a variety of sea states. We also utilize Computational Fluid Dynamic modeling and Finite Element Analysis to ensure that these facilities are optimally designed and are fabricated to meet the durability requirements at defined sea states.

     - Centrifugal Separations Systems. In order to substantially reduce the size and weight of equipment for operators, we utilize our Porta-Test(R) Revolution(TM) centrifugal separator inlet devices and Whirly Scrub(TM) I inline centrifugal scrubbers to eliminate the need for large traditional vessels.

     - Dehydration and Desalting Systems. Dehydration and desalting involves the removal of water and salt from an oil stream. Desalting is a specialized form of dehydration. In this process, water is injected into an oil stream to dissolve the salt and the saltwater is then removed from the stream. Large production projects often use electrostatic technology to desalt oil. We believe that we are the leading developer of electrostatic technologies for oil treating and desalting. One of our dehydration and desalting systems, the Electro Dynamic(TM) Desalter, can be used in oil refineries, where stringent desalting requirements have grown increasingly important. These requirements have increased as crude quality has declined and catalysts have become more sensitive and sophisticated, requiring lower levels of contaminants. The reduced number of vessels employed by this system is particularly important in refinery and offshore applications where space is at a premium.

     - Large Gas Processing Facilities. We provide large gas processing facilities for the separation, heating, dehydration and removal of liquids and contaminants to produce pipeline-quality natural gas. We also design, manufacture and, in some cases, operate gas-processing facilities that remove carbon dioxide from hydrocarbon and gas streams. These facilities use Cynara(R) membrane technology, which provides the most cost-effective separation solution for gas streams containing more than 20% carbon dioxide. A primary market for this application is production from gas wells, such as those located in Southeast Asia, which have naturally occurring carbon dioxide.

     - Water Re-injection Systems. We provide Sulfaject(TM) water re-injection systems that are used both onshore and offshore in enhanced oil recovery techniques. These systems remove contaminants from water to be injected into a reservoir so that the formation or its production characteristics are not adversely affected.

     - Oily Water Cleanup Systems. We design and engineer systems that, through the use of liquid/liquid hydrocyclone technology and induced or dissolved gas flotation technology, remove oil and solids from a produced water stream. Oily water cleanup is often required prior to the disposal or re-injection of produced water.

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

AUTOMATION AND CONTROL SYSTEMS

     The primary market for automation and control systems is in offshore applications throughout the world. We market and service these products through a four-branch network primarily located in the Gulf Coast area. These automation and control systems include:

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

MANUFACTURING FACILITIES

     We operate nine primary manufacturing facilities ranging in size from approximately 8,000 square feet to approximately 130,000 square feet of manufacturing space. We own five of these facilities and lease the other four.

     Our major manufacturing facilities are located in:

     - Pittsburg, California. We manufacture the membranes for our bulk carbon dioxide membrane separation equipment at this 8,000 square foot facility.

     - Covington, Louisiana. We fabricate various types of water treatment equipment as well as low-pressure production vessels at this 51,000 square foot facility.

     - Harvey, Louisiana. We fabricate control panels for delivery throughout the world at this 12,000 square foot climate-controlled facility.

     - New Iberia, Louisiana. We fabricate packaged production systems for delivery throughout the world at this 60,000 square foot and 16 acre waterfront facility, which can handle large equipment systems. We upgraded and expanded this facility in 2001.

     - Electra, Texas. We produce various types of low- and high-pressure production vessels as well as mounted skid packages at this 130,000 square foot facility.

     - Houston, Texas. We fabricate control panels for delivery throughout the world at this 8,000 square foot climate-controlled facility.

     - Magnolia, Texas. We fabricate various types of low-pressure production vessels as well as skid packages and refurbish used equipment at this 38,000 square foot facility.

     - Calgary, Alberta, Canada. We produce heavy wall and cold weather packaged equipment and systems primarily for the Canadian and Alaskan markets at this 68,000 square foot facility.

     - Edmonton, Alberta, Canada. We fabricate specialized production vessels and skid packages at this 51,000 square foot facility.

     Our manufacturing operations are vertically integrated. This means we are able to fabricate, heat treat, assemble, inspect and test our products at each facility. Consequently, we are able to control the quality of our products and the cost and schedule of our manufacturing activities.

     Our New Iberia, Electra and Calgary facilities have been certified to ISO 9002 standards. ISO 9002 is an internationally recognized verification system for quality management overseen by the International Standards Organization based in Geneva, Switzerland. The certification is based on a review of our programs and procedures designed to maintain and enhance quality production and is subject to annual review and recertification.

     We fabricate to the standards of the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers and specific customer specifications. We use welding and fabrication procedures in accordance with the latest technology and industry requirements. We have instituted training programs to upgrade skilled personnel and maintain high quality standards. We believe that these programs generally enhance the quality of our products and reduce their repair rate.

RESEARCH AND DEVELOPMENT

     We believe we are an industry leader in the development of oil and gas production equipment technology. We pioneered many of the original separation technologies for converting unprocessed hydrocarbon fluids into salable oil and gas. For example, we developed:

     - the first high capacity oil and gas separator, which has been enhanced with the development of our centrifugal inlet vortex tubes (Porta-Test(R) Revolution(TM)) and other centrifugal separation technologies (WhirlyScrub(TM) V's and I's);

     - the first emulsion treating systems, which have been advanced through the application of our Dual Polarity(TM), TriVolt(TM), TriGrid(TM), TriGridmax(TM) and the EDD(TM) (ElectroDynamic Desalting(TM)) electrostatic oil treaters;

     - a PC-based Load Responsive Controller(TM) (LRC(TM)) for controlling electrostatic treaters remotely;

     -  a composite grid system for use in complex separation applications;

     -  DOX(TM) and OSX(TM) water filtration systems;

     - the Oilspin AV(TM) and the automatic turndown capable AVi(TM) liquid/liquid hydrocyclones;

     - the Mozley Sandspin(TM) solid/liquid hydrocyclones and the Mozley Wellspin(TM) wellhead desander;

     - the Mozley SandClean(TM) System for cleanup of sand prior to offshore discharge;

     -  the Tridair(TM) Single Cell VersaFlo(TM) flotation unit;

     -  the Subfloat(TM) submerged column flotation unit;

     -  high pressure indirect and Controlled Heat Flux(TM) (CHF(TM)) heaters;
       and

     -  PERFORMAX(R) oil and water treating systems.

     Our wave-motion compensating separator has become the industry standard for floating production applications, and our electrostatic oil treating technology is the most advanced in the industry. As of December 31, 2001, we held 161 active U.S. and foreign patents and numerous U.S. and foreign trademarks. We also have applications pending for fifteen additional U.S. patents. In addition, we are licensed under several patents held by others.

     We operate a research and development facility in Tulsa, Oklahoma, at which a number of test devices are used to simulate and analyze oil and gas production processes. At our manufacturing facilities in Pittsburg, California, we are engaged in active, ongoing research and development in the area of membrane technology. We also have research and development operations at our facility in Edmonton, Alberta, Canada.

     At December 31, 2001, NATCO had approximately 35 employees engaged in research and development or product commercialization activities.

MARKETING

     Our products and services are marketed primarily through an internal sales force augmented by technical applications specialists for specific customer requirements. In addition, we maintain agency relationships in most energy producing regions of the world to enhance our efforts in countries where we do not have employees. Our traditional production equipment and services business has 33 operating branches in North America through which we sell production equipment, spare parts and services directly to oil and gas operators. Our engineered systems business typically involves a significant pre-award effort during which we must provide technical qualifications, evaluate the requirements of the specific project, design a conceptual solution that meets the project requirements and estimate our cost to provide the system to the customer in the time frame required. Our automation and control systems business is primarily marketed through our internal sales force.

CUSTOMERS

     We devote a considerable portion of our marketing time and effort to developing and maintaining relationships with key customers. Some of these relationships are project specific, such as our participation in several Alaskan projects with BP. However, our customer base ranges from independent operators to major and national oil companies worldwide. In 2001, Anadarko and affiliates, ChevronTexaco Corp. and affiliates, and BP and affiliates excluding CTOC, each provided 5% of our consolidated revenue. No other customer contributed more than 5% of total revenues for the year ended December 31, 2001. Our level of technical expertise, extensive distribution network and breadth of product offerings contributes to the maintenance of good working relationships with our customers.

BACKLOG

     Backlog consists of firm customer orders for which satisfactory credit or financing arrangements have been made, authorization has been given to begin work or purchase materials and a delivery date has been scheduled.

     Our sales backlogs at December 31, 2001, 2000 and 1999, were $101.3 million, $49.9 million and $76.5 million, respectively. Backlog at December 31, 2001 included a $27.4 million booking for ExxonMobil, and an $11.1 million booking for a North Sea consortium. Backlog at December 31, 2000 included $12.5 million related to CTOC. Backlogs at December 31, 2001, 2000 and 1999, less the CTOC project, were $99.8 million, $37.4 million and $18.0 million, respectively. The improvement in backlog for the year ended December 31, 2001, was consistent with our expectations and was due to the award of several projects in fiscal 2001 and the contribution of Axsia, acquired in March 2001.

     Occasionally, a customer will cancel or delay a project for reasons beyond our control. In the event of a project cancellation, we generally are reimbursed for costs incurred but typically have no contractual right to the total revenues reflected in our backlog. In addition, projects may remain in our backlog for extended periods of time. If we were to experience significant cancellations or delays of projects in our backlog, our results of operations and financial condition could be materially adversely affected.

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

     Our primary competitors in our traditional production equipment and services business are Hanover Compressor Corp., as well as numerous privately held, mainly regional companies. Competitors in our engineered systems business include Petreco, a private company, Kvaerner Process Systems, UOP, Hanover APS, U.S. Filter and numerous engineering and construction firms. The primary competitors in our automation and control systems business are W Industries, MMR-Radon, SECO and numerous privately held companies operating in the Gulf Coast region.

     We believe that we are one of the largest crude oil and natural gas production equipment providers in North America and have one of the leading market shares internationally. We further believe that our size, research and development capabilities, brand names and marketing organization provide us with a competitive advantage over the other participants in the industry.

ENVIRONMENTAL MATTERS

     We are subject to environmental regulation by federal, state and local authorities in the United States and in several foreign countries. Although we believe that we are in substantial compliance with all applicable environmental laws, rules and regulations ("laws"), the field of environmental regulation can change rapidly with the enactment or enhancement of laws and stepped up enforcement of these laws, either of which could require us to change or discontinue certain business activities. At present, we are not involved in any material environmental matters of any nature and are not aware of any material environmental matters threatened against us.

EMPLOYEES

     At December 31, 2001, we had approximately 1,730 employees. Of these, approximately 110 were represented under collective bargaining agreements that extend through July 2003. We believe that our relationships with our employees are satisfactory.

ITEM 2.  PROPERTIES

     We operate nine primary manufacturing plants ranging in size from approximately 8,000 square feet to approximately 130,000 square feet of manufacturing space. We also own and lease distribution and service centers, sales offices, and warehouses. We lease our corporate headquarters in Houston, Texas. At December 31, 2001, we owned or leased approximately 1.0 million square feet of facility of which approximately 511,000 square feet was leased, and approximately 531,000 square feet was owned. Of the total manufacturing space, approximately 276,000 square feet was located in the United States and approximately 119,000 square feet was located in Canada.

     The following chart summarizes the number of facilities owned or leased by us by geographic region and business segment.

                                                                  UNITED
                                                                  STATES   CANADA   OTHER
                                                                  ------   ------   -----
    North American Operations...................................    37         3      3
    Engineered Systems..........................................     3        --     13
    Automation and Control Systems..............................     3        --      1
    Corporate and Other.........................................     2        --     --
                                                                    --      ----     --
      Totals....................................................    45         3     17
                                                                    ==      ====     ==

ITEM 3.  LEGAL PROCEEDINGS

     We are a party to various routine legal proceedings that are incidental to our business activities. We insure against the risk of these proceedings to the extent deemed prudent by our management, but we offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to our business activities. We do not, however, believe the pending legal proceedings, individually or taken together, will have a material adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our authorized common stock consists of 50,000,000 shares of common stock. Prior to January 1, 2002, our common stock was divided into two classes designated as "Class A common stock" and "Class B common stock." On January 1, 2002, all outstanding shares of Class B common stock were automatically converted into shares of Class A common stock, at which time the authorized common stock reverted to a single class designated as "common stock." There were 15,803,797 shares outstanding as of March 15, 2002. The approximate number of record holders of our common stock was 42 at March 15, 2002. The number of record holders of our common stock does not include the stockholders for whom shares are held in a "nominee" or "street" name. There were 500,000 shares of preferred stock authorized at March 15, 2002, of which none was issued. Our common stock is traded on the New York Stock Exchange under the ticker symbol NTG.

     The following table sets forth, for the calendar quarters indicated, the high and low sales prices of our Class A common stock reported by the NYSE. No information is provided for the period prior to the initial public offering of our Class A Common Stock on January 27, 2000.

                                                                      CLASS A
                                                                   COMMON STOCK
                                                                  ---------------
                                                                   HIGH     LOW
                                                                  ------   ------
    2000
    First Quarter...............................................  $14.94   $10.25
    Second Quarter..............................................   11.25     7.75
    Third Quarter...............................................   10.94     7.88
    Fourth Quarter..............................................    8.88     6.50
    2001
    First Quarter...............................................  $11.50   $ 8.06
    Second Quarter..............................................   13.74     8.80
    Third Quarter...............................................    9.02     6.82
    Fourth Quarter..............................................    8.20     6.00

     We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather intend to retain any future earnings for use in the business. Our credit facility limits our ability to pay dividends and other distributions. Since we are a holding company, these restrictions have the practical effect of precluding us from paying dividends on our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following summary consolidated historical financial information for the periods and the dates indicated should be read in conjunction with our consolidated historical financial statements. During 1998, we changed our fiscal year-end to December 31 from March 31.

                                                                           NINE MONTHS
                               YEAR ENDED     YEAR ENDED     YEAR ENDED       ENDED       YEAR ENDED MARCH 31,
                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   ---------------------
                                  2001           2000           1999           1998         1998        1997
                              ------------   ------------   ------------   ------------   ---------   ---------
Statement of Operations
  Data(1):
  Revenues..................    $286,582       $224,552       $169,948       $145,611     $202,023    $126,657
  Cost of goods sold........     210,512        162,757        127,609        115,521      161,801     100,803
                                --------       --------       --------       --------     --------    --------
  Gross profit..............      76,070         61,795         42,339         30,090       40,222      25,854
  Selling, general and
     administrative
     expense................      51,471         39,443         32,437         24,530       28,553      23,313
  Depreciation and
     amortization expense...       8,143          5,111          4,681          1,473        1,322         862
  Unusual charges...........       1,600          1,528             --             --           --          --
  Interest expense..........       4,941          1,588          3,256          2,215        2,992       1,861
  Interest cost on
     postretirement
     liability..............         888          1,287          1,048            786        1,048         957
  Revaluation (gain) loss on
     postretirement
     liability..............          --             --         (1,016)            53          159       1,466
  Interest income...........        (660)          (181)          (256)          (227)        (140)       (116)
  Other expense, net........         429             13             --             --           --          --
                                --------       --------       --------       --------     --------    --------
  Income (loss) before
     income taxes...........       9,258         13,006          2,189          1,260        6,288      (2,489)
  Income tax provision
     (benefit)..............       3,895          5,345          1,548            608        1,141        (659)
                                --------       --------       --------       --------     --------    --------
  Income (loss) before
     cumulative effect of a
     change in accounting
     principle..............    $  5,363       $  7,661       $    641       $    652     $  5,147    $ (1,830)
                                ========       ========       ========       ========     ========    ========
  Basic earnings (loss) per
     share from continuing
     operations.............    $   0.34       $   0.52       $   0.07       $   0.08     $   0.68    $  (0.31)
  Diluted earnings (loss)
     per share from
     continuing
     operations.............        0.34           0.51           0.06           0.07         0.64       (0.28)
  Basic earnings per
     share..................        0.34           0.52           0.07           0.08         0.78        0.67
  Diluted earnings per
     share..................        0.34           0.51           0.06           0.07         0.73        0.64
Balance Sheet Data (at the
  end of the period)
  Total assets..............     232,751        153,126        106,830        118,412       95,413      70,044
  Stockholders' equity
     (deficit)..............      88,930         86,179         28,514         24,190        5,419      (6,737)
  Long-term debt............      51,568         14,959         31,180         41,777       33,719      27,566
  Other long-term
     obligations............      14,107         14,589         15,853         15,587       15,194      14,608

---------------

(1) In June 1997, we distributed our investment in Process Technology Holdings, Inc. ("PTH") to our then sole stockholder in a tax-free transaction. In accordance with generally accepted accounting principles, we accounted for the results of operations of PTH as discontinued operations for all periods presented. Accordingly, the net income of PTH is excluded from income (loss) before income taxes in the statement of operations data for the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our historical results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto.

OVERVIEW

     We offer products and services as either integrated systems or individual components primarily through three business lines:

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

     We report three separate business segments: North American operations, engineered systems and automation and control systems.

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

FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a "Forward-Looking Statement"). The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify Forward-Looking Statements. Forward-Looking Statements in this document include, but are not limited to, discussions regarding synergies and opportunities resulting from recent acquisitions (see "--Acquisitions"), indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company's results of operations (see "--Industry and Business Environment"), future uses of and requirements for financial resources (see "--Liquidity and Capital Resources"), and anticipated backlog levels for 2002. Our expectations about our business outlook, customer spending, oil and gas prices and the business environment for our company and the industry in general are only our expectations regarding these matters. No assurance can be given that actual results may not differ materially from those in the Forward-Looking Statements herein for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of OPEC, conflict in major petroleum producing or consuming regions, the development of technology which could lower overall finding and development costs, weather patterns and the overall condition of capital and equity markets for countries in which we operate.

     The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this Form 10-K. Readers are also urged to carefully review and consider the various disclosures advising interested parties of the factors that affect us, including, without limitation, the disclosures made under the caption "Risk Factors" and the other factors and risks discussed in this Annual Report on Form 10-K and in subsequent reports filed with the Securities and Exchange Commission. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any Forward-Looking Statement to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any Forward-Looking Statement is based.

CRITICAL ACCOUNTING POLICIES

     The preparation of our consolidated financial statements requires us to make certain estimates and assumptions which affect the results reported in our consolidated financial statements and accompanying notes. These estimates and assumptions are based on historical experience and on our future expectations that we believe to be reasonable under the circumstances. Note 2 to our consolidated financial statements contains a summary of our significant accounting policies. We believe the following accounting policy is the most critical in the preparation of our consolidated financial statements:

     Revenue Recognition: Percentage-of-Completion Method. We recognize revenues from significant contracts (contracts greater than $250,000 and longer than four months in duration) and all automation and controls contracts and orders on the percentage of completion method of accounting. Earned revenue is based on the percentage that costs incurred to date relate to total estimated costs of the project, after giving effect to the most recent estimates of total cost. The timing of costs incurred, and therefore when revenues are recognized, could be affected by various internal or external factors including: changes in project scope (change orders), changes in productivity, the cost or scarcity of labor and equipment, governmental regulations, the political environment, weather patterns or the timing of client acceptances and approval at benchmark stages of the project. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the year in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed claims and change order revenues, if applicable. Losses expected to be incurred on the jobs in progress, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Customers typically retain an interest in uncompleted projects, and we generally recognize revenue and earnings to which the percentage of completion method applies over a period of two to six quarters. We believe that our operating results should be evaluated over a term of several years to evaluate our performance under long-term contracts, after all change orders, scope changes and cost recoveries have been negotiated and realized. We record revenues and profits on all other sales as shipments are made or services are performed.

ACQUISITIONS

     In November 1998, we acquired all the outstanding common stock of The Cynara Company ("Cynara"), a designer and manufacturer of specialized production equipment utilizing membrane technology to separate bulk carbon dioxide from natural gas streams, for approximately $15.5 million, 500,000 shares of our common stock and the right to receive additional shares of common stock based upon the financial performance of the Cynara assets. Ultimately, we issued 752,501 additional shares.

     In January 2000, we acquired all the outstanding common stock of Porta-Test International, Inc. ("Porta-Test"), a manufacturer of centrifugal devices used to enhance the effectiveness of separation equipment, for approximately $7.0 million and the right to receive additional payments based upon the performance of certain Porta-Test assets. See -- Commitments and Contingencies.

     In February 2000, we acquired all the outstanding common stock of Modular Production Equipment, Inc. ("MPE"), a designer and manufacturer of water treatment separation systems specializing in hydrocyclone technology, for approximately $2.7 million.

     In April 2000, we acquired all the outstanding common stock of Engineering Specialties Inc. ("ESI"), a provider of proprietary technologies for oily water treatment and heavy metals removal from production at or near the wellhead, for approximately $7.1 million.

     On March 19, 2001, we acquired all the outstanding share capital of Axsia, a privately held process and design company based in the United Kingdom, for approximately $42.8 million, net of cash acquired. Axsia specializes in the design and supply of water re-injection systems for oil and gas fields, oily water treatment, oil separation, hydrocyclone technology, hydrogen production and other process equipment systems. This acquisition was financed with borrowings under our term loan and revolving credit facility.

     We accounted for each of the above transactions using the purchase method of accounting.

INDUSTRY AND BUSINESS ENVIRONMENT

     As a leading provider of wellhead process equipment, systems and services used in the production of oil and gas, our revenues and results of operations are closely tied to demand for oil and gas products and spending by oil and gas companies for exploration and development of oil and gas reserves. These companies generally invest more in exploration and development efforts during periods of favorable oil and gas commodity prices, and invest less during periods of unfavorable oil and gas prices. As supply and demand change, commodity prices fluctuate producing cyclical trends in the industry. During periods of slow-down, revenues for service providers such as NATCO generally decline, as existing projects are completed and new projects are postponed. During periods of recovery, revenues for service providers can lag behind the industry due to the timing of new project awards.

     Over the past several years, our business has been impacted by fluctuations in the oil and gas industry in the United States and Canada. In 1998 and throughout 1999, the industry suffered the effects of a significant decline in expenditures due to a sharp decline in hydrocarbon prices. In 2000, energy prices rose significantly and the industry began a recovery. In 2001, energy prices declined again in part as a response to higher prices in 2000, and in part due to a general economic slow-down in the United States. As a consequence of this volatility in energy prices, our business has been affected by several cycles of spending by oil and gas companies over the past few years.

     The following table summarizes the price of domestic crude oil per barrel and the wellhead price of natural gas per thousand cubic feet ("mcf"), as published by the U.S. Department of Energy, and the number of rotary drilling rigs in operation, as published by Baker Hughes Incorporated, for the most recent five years:

                                                             YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                     2001     2000     1999     1998     1997
                                                    ------   ------   ------   ------   ------
    Average price of crude oil per barrel in the
      U.S. .......................................  $21.86   $26.72   $15.56   $10.87   $17.23
    Average wellhead price of natural gas per mcf
      in the U.S. ................................  $ 4.12   $ 3.69   $ 2.19   $ 1.96   $ 2.32
    Average U.S. rig count........................   1,156      918      625      826      943

     At December 31, 2001, the price of oil was $15.49 per barrel, the price of gas had fallen to $2.38 per mcf, and the U.S. rig count was 887. It is generally expected that spending for exploration and development efforts in the oil and gas industry will continue to trend downward for some time in 2002.

     From a longer-term perspective, the U.S. Department of Energy estimates that world-wide demand for petroleum products will grow at an average annual rate of 2.3% through 2020 and that demand for natural gas will increase at an average annual rate of 3.2% through 2020. As demand continues to grow, and reserves in the United States decline, producers and service providers in the oil and gas industry rely more heavily on global sources of energy and expansion into new markets. Furthermore, the industry continues to seek more innovative and technologically efficient means to extract hydrocarbons from existing fields. Due to depletion and the reworking of existing fields, production profiles are changing, including the mix of oil and gas produced by a field, and the use of enhanced recovery techniques in many fields can result in higher levels of contaminants such as water and carbon dioxide. As a result, additional and more complex equipment may be required to produce oil and gas from these fields. In addition, many new oil and gas fields produce lower quality or contaminated hydrocarbon streams that require more complex production equipment. These trends increase the demand for our products and technology.

     The following discussion of our historical results of operations and financial condition should be read in conjunction with our audited consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                 2001        2000        1999
                                                               ---------   ---------   ---------
                                                                        (IN THOUSANDS)
    Statement of Operations Data:
    Revenues.................................................  $286,582    $224,552    $169,948
    Cost of goods sold.......................................   210,512     162,757     127,609
                                                               --------    --------    --------
    Gross profit.............................................    76,070      61,795      42,339
    Selling, general and administrative expense..............    51,471      39,443      32,437
    Depreciation and amortization expense....................     8,143       5,111       4,681
    Unusual charges..........................................     1,600       1,528          --
    Interest expense.........................................     4,941       1,588       3,256
    Interest cost on postretirement benefit liability........       888       1,287       1,048
    Revaluation (gain) loss on postretirement benefit
      liability..............................................        --          --      (1,016)
    Interest income..........................................      (660)       (181)       (256)
    Other expense, net.......................................       429          13          --
                                                               --------    --------    --------
    Income from continuing operations before income taxes and
      change in accounting principle.........................     9,258      13,006       2,189
    Income tax provision.....................................     3,895       5,345       1,548
                                                               --------    --------    --------
    Income before cumulative effect of change in accounting
      principle..............................................     5,363       7,661         641
    Cumulative effect of change in accounting principle (net
      of income taxes of $7).................................        --          10          --
                                                               --------    --------    --------
    Net income...............................................  $  5,363    $  7,671    $    641
                                                               ========    ========    ========

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Revenues. Revenues for the year ended December 31, 2001 increased $62.0 million, or 28%, to $286.6 million, from $224.6 million for the year ended December 31, 2000. The following table summarizes revenues by business segment for the years ended December 31, 2001 and 2000, respectively:

                                                      FOR THE YEAR ENDED
                                                         DECEMBER 31,              CHANGE
                                                      -------------------   --------------------
    REVENUES:                                           2001       2000     DOLLARS   PERCENTAGE
    ---------                                         --------   --------   -------   ----------
                                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
    North American Operations.......................  $149,546   $123,745   $25,801       21%
    Engineered Systems..............................    99,021     67,821    31,200       46
    Automation and Control Systems..................    47,693     42,761     4,932       12
    Corporate and Eliminations......................    (9,678)    (9,775)       97       (1)
                                                      --------   --------   -------
      Total.........................................  $286,582   $224,552   $62,030       28%
                                                      --------   --------   -------

     Revenues from our North American operations business segment for the year ended December 31, 2001 increased $25.8 million, or 21%, to $149.5 million from $123.7 million for the year ended December 31, 2000. This increase was due to an increase in oilfield activity during fiscal 2000 through mid-2001 as a result of favorable oil and gas prices. Although oil and gas prices began to decline in late 2001, demand remained high for our traditional equipment and finished goods. We also experienced increased demand for our domestic and export parts and service business and our carbon dioxide field services business. Partially offsetting these increases was a decline in revenues of $8.1 million provided by our Canadian affiliate, as large projects were completed in fiscal 2000 and several planned projects for fiscal 2001 were delayed. Inter-company revenues for this business segment were approximately $5.2 million and $5.4 million for the years ended December 31, 2001 and 2000, respectively.

     Revenues from our engineered systems business segment for the year ended December 31, 2001 increased $31.2 million, or 46%, to $99.0 million from $67.8 million for the year ended December 31, 2000. This increase was primarily due to the acquisition of Axsia in March 2001, which contributed revenues of

$58.1 million for the year ended December 31, 2001. This increase was partially offset by a decline in revenues earned under the CTOC project, which contributed $45.9 million in revenues for the year ended December 31, 2000, as compared to only $10.9 million for the year ended December 31, 2001. Excluding the impact of the Axsia acquisition and the CTOC project, revenues for this business segment increased $8.1 million during fiscal 2001 as compared to fiscal 2000, due primarily to export projects including a number of projects in South America. Engineered systems revenues of $99.0 million for the year ended December 31, 2001 included inter-company revenues of $748,000, as compared to $286,000 of inter-company revenues for the year ended December 31, 2000.

     Revenues from our automation and control systems business segment for the year ended December 31, 2001 increased $4.9 million, or 12%, to $47.7 million from $42.8 million for the year ended December 31, 2000. The increase was due to higher demand for our control equipment, especially equipment provided for deep-water projects, and an increase in field services performed for our customers. Inter-company revenues declined from $4.1 million for the year ended December 31, 2000 to $3.8 million for the year ended December 31, 2001.

     The change in revenues for corporate and eliminations represents the elimination of inter-company revenues as discussed above.

     Gross Profit. Gross profit for the year ended December 31, 2001 increased $14.3 million, or 23%, to $76.1 million from $61.8 million for the year ended December 31, 2000. As a percentage of revenue, gross margins declined from 28% for the year ended December 31, 2000 to 27% for the year ended December 31, 2001. The following table summarizes gross profit by business segment for the years ended December 31, 2001 and 2000, respectively:

                                                     FOR THE YEAR ENDED
                                                        DECEMBER 31,              CHANGE
                                                     ------------------    ---------------------
    GROSS PROFIT:                                     2001       2000      DOLLARS    PERCENTAGE
    -------------                                    -------    -------    -------    ----------
                                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
    North American Operations....................    $35,475    $28,609    $ 6,866        24%
    Engineered Systems...........................     31,221     24,362      6,859        28
    Automation and Control Systems...............      9,374      8,824        550         6
                                                     -------    -------    -------
         Total...................................    $76,070    $61,795    $14,275        23%
                                                     =======    =======    =======

     Gross profit from our North American operations business segment for the year ended December 31, 2001 increased $6.9 million, or 24%, to $35.5 million from $28.6 million for the year ended December 31, 2000. This increase in margin was primarily due to a 21% increase in revenues from this segment and improved margins on export parts and services and traditional finished goods. As a percentage of revenue, gross margins for the segment were 24% and 23% for the years ended December 31, 2001 and 2000, respectively.

     Gross profit from our engineered systems business segment for the year ended December 31, 2001 increased $6.9 million, or 28%, to $31.2 million from $24.4 million for the year ended December 31, 2000. This increase was due primarily to the acquisition of Axsia in March 2001, partially offset by lower margin projects included in the sales mix for 2001 as compared to 2000. Excluding the impact of Axsia and the CTOC project, gross margin increased $1.5 million related primarily to export projects. As a percentage of revenue, gross margins for this segment were 32% and 36% for the years ended December 31, 2001 and 2000, respectively.

     Gross profit from our automation and control systems business segment for the year ended December 31, 2001 increased $550,000, or 6%, to $9.4 million from $8.8 million for the year ended December 31, 2000. This margin improvement was due to an increase in demand for electrical equipment which resulted in an increase in segment revenues of 12%, partially offset by a shift from higher margin quote jobs to time and materials jobs during fiscal 2001 as compared to fiscal 2000. As a percentage of revenue, gross margins for this segment were 20% and 21% for the years ended December 31, 2001 and 2000, respectively.

     Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2001 increased $12.0 million, or 30%, to $51.5 million from $39.4 million for the year ended December 31, 2000. This increase was largely related to the execution of our business plan and included:

     -  additional costs associated with the acquisition of Axsia;

     - additional costs associated with the start-up of the Singapore and Mexico offices;

     -  increased spending for technology and product development; and

     -  additional costs associated with employee medical claims.

     Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2001 increased $3.0 million, or 59%, to $8.1 million from $5.1 million for the year ended December 31, 2000. Depreciation expense for the year ended December 31, 2001 increased $991,000, or 32%, to $4.1 million from $3.1 million for the year ended December 31, 2000. This increase was primarily due to the inclusion of depreciation expense on assets acquired through the purchase of Axsia in March 2001, and depreciation on assets placed in service during fiscal 2001. Amortization expense for the year ended December 31, 2001 increased $2.0 million, or 102%, to $4.0 million from $2.0 million for the year ended December 31, 2000. This increase was primarily due to amortization of goodwill associated with the Axsia acquisition in March 2001.

     Unusual Charges. Unusual charges for the year ended December 31, 2001 increased $72,000, or 5%, to $1.6 million from $1.5 million for the year ended December 31, 2000. The charge for fiscal 2001 included $920,000 related to certain restructuring costs to streamline activities and consolidate offices in connection with the acquisition of Axsia in March 2001, and an additional $680,000 related to our decision to withdraw a private debt offering. The charge for fiscal 2000 was primarily for compensation expense associated with the employment agreement of an executive officer. The terms of the agreement entitled the officer to a sum equal to an outstanding note and accrued interest, totaling $1.2 million at December 31, 1999, upon the sale of the Company's Class A common stock in an initial public offering. NATCO completed its initial public offering on January 27, 2000, and, pursuant to the terms of the agreement, we recorded compensation expense for the amount of the note and accrued interest, including related payroll burdens, totaling $1.3 million. In addition, we recorded relocation expenses totaling $208,000 associated with the consolidation of two facilities following the acquisition of Porta-Test in January 2000.

     Interest Expense. Interest expense for the year ended December 31, 2001 increased $3.4 million, or 211%, to $5.0 million from $1.6 million for the year ended December 31, 2000. This increase was due to borrowings of $50.0 million under a term loan arrangement to finance the purchase of Axsia, additional borrowings under revolving credit facilities during fiscal 2001 as compared to fiscal 2000, an increase in commitment fees under borrowing arrangements and an increase in interest incurred for letter of credit arrangements due to an increase in overall letters of credit outstanding.

     Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement benefit liability decreased $399,000, or 31%, from $1.3 million for the year ended December 31, 2000 to $888,000 for the year ended December 31, 2001. This decrease in interest cost was due to an amendment to the plan that provides medical and dental coverage to retirees of a predecessor company. Under the amended plan, retirees will bear more cost for coverages, thereby reducing our projected liability and the related interest cost.

     Interest Income. Interest income increased $479,000, or 265%, from $181,000 for the year ended December 31, 2000 to $660,000 for the year ended December 31, 2001. This increase in interest income was primarily due to interest earned on a federal income tax refund paid during 2001 by the Canadian taxing authorities.

     Other Expense, net. Other expense, net of $429,000 for the year ended December 31, 2001 relates primarily to foreign currency transaction gains and losses incurred primarily at Axsia, and certain costs to exit derivative arrangements acquired with the purchase of Axsia in March 2001.

     Provision for Income Taxes. Income tax expense for the year ended December 31, 2001 decreased $1.5 million, or 27%, to $3.9 million from $5.3 million for the year ended December 31, 2000. This decline in income tax expense was primarily due to a decrease in income before income taxes, which was $9.3 million for the year ended December 31, 2001 as compared to $13.0 million for the year ended December 31, 2000. This decrease in income tax expense was partially offset by an increase in the effective tax rate from 41% to 42% for the years ended December 31, 2000 and 2001, respectively, primarily due to the impact of non-deductible goodwill amortization expense.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenues. Revenues for the year ended December 31, 2000 increased $54.6 million, or 32% to $224.6 million, from $169.9 million for the year ended December 31, 1999. The following table summarizes revenues by business segment for the years ended December 31, 2000 and 1999, respectively:

                                                      FOR THE YEAR ENDED
                                                         DECEMBER 31,              CHANGE
                                                      -------------------   --------------------
    REVENUES:                                           2000       1999     DOLLARS   PERCENTAGE
    ---------                                         --------   --------   -------   ----------
                                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
    North American Operations.......................  $123,745   $ 82,345   $41,400       50%
    Engineered Systems..............................    67,821     52,518    15,303       29
    Automation and Control Systems..................    42,761     41,843       918        2
    Corporate and Eliminations......................    (9,775)    (6,758)   (3,017)     (45)
                                                      --------   --------   -------
      Total.........................................  $224,552   $169,948   $54,604       32%
                                                      ========   ========   =======

     Revenues from our North American operations segment for the year ended December 31, 2000 increased $41.4 million, or 50%, to $123.7 million from $82.3 million for the year ended December 31, 1999. This increase was due to an increase in oilfield activity resulting from an overall increase in oil and gas prices in 2000. We experienced increased demand for our production process equipment, as well as in the domestic parts and service business. Also, our Canadian operations provided increased revenues due to the acquisition of Porta-Test in January 2000, and the completion of two significant gas plant projects for Chevron Canada and several projects for Pemex. Partially offsetting these increases was a decline in service revenues of $2.8 million due to the early termination of a U.S. carbon dioxide gas-processing agreement by a customer in the fourth quarter of 1999. Inter-company revenues for this business segment were approximately $5.4 million and $2.7 million for the years ended December 31, 2000 and 1999, respectively.

     Revenues from our engineered systems business segment for the year ended December 31, 2000 increased $15.3 million, or 29%, to $67.8 million from $52.5 million for the year ended December 31, 1999. This increase was primarily due to the contribution of one customer, CTOC, which provided revenues of $45.9 million for the year ended December 31, 2000 as compared to $14.6 million for the year ended December 31, 1999. The acquisitions of MPE and ESI in February 2000 and April 2000, respectively, also contributed to the increase in engineered systems revenue. This increase in revenue was partially offset by a decline in other domestic and international engineered systems, consistent with a decrease in project awards by our customers throughout 1999 and early 2000 as a result of lower natural gas prices in 1999. Engineered systems revenues of $67.8 million for the year ended December 31, 2000 included inter-company revenues of $286,000, as compared to $1.7 million of inter-company revenues for the year ended December 31, 1999.

     Revenues from our automation and control systems business segment for the year ended December 31, 2000 increased $918,000, or 2%, to $42.8 million from $41.8 million for the year ended December 31, 1999. Despite the completion of several large projects in 1999, revenues for this business segment increased due to stable demand for our automation and controls products and an increase in inter-company revenues from $2.3 million for the year ended December 31, 1999 to $4.1 million for the year ended December 31, 2000.

     The change in revenues for corporate and eliminations represents the elimination of inter-company revenues as discussed above.

     Gross Profit. Gross profit for the year ended December 31, 2000 increased $19.5 million, or 46%, to $61.8 million from $42.3 million for the year ended December 31, 1999. As a percentage of revenue, gross margins improved to 28% for the year ended December 31, 2000 compared to 25% for the year ended December 31, 1999. The following table summarizes gross profit by business segment for the years ended December 31, 2000 and 1999, respectively:

                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,              CHANGE
                                                        -------------------   --------------------
    GROSS PROFIT:                                         2000       1999     DOLLARS   PERCENTAGE
    -------------                                       --------   --------   -------   ----------
                                                            (IN THOUSANDS, EXCEPT PERCENTAGES)
    North American Operations.........................  $28,609    $19,956    $ 8,653       43%
    Engineered Systems................................   24,362     13,490     10,872       81
    Automation and Control Systems....................    8,824      8,893        (69)      (1)
                                                        -------    -------    -------
      Total...........................................  $61,795    $42,339    $19,456       46%
                                                        =======    =======    =======

     Gross profit from our North American operations business segment for the year ended December 31, 2000 increased $8.7 million, or 43%, to $28.6 million from $20.0 million for the year ended December 31, 1999. This increase in margin was primarily due to a 50% increase in revenues from this segment and improved margins on export parts and services, as well as the contribution of Porta-Test, which was acquired in January 2000. As a percentage of revenue, gross margins for the segment were 23% and 24% for the years ended December 31, 2000 and 1999, respectively.

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

     Gross profit from our automation and control systems business segment remained relatively constant from the year ended December 31, 1999 to the year ended December 31, 2000. Revenues from this business segment increased 2% primarily due to an increase in inter-company sales with little impact on gross margin. As a percentage of revenue, gross margins for this segment were 21% for each of the years ended December 31, 2000 and 1999.

     Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2000 increased $7.1 million, or 22%, to $39.5 million from $32.4 million for the year ended December 31, 1999. This increase was largely related to the execution of our business plan and included:

     - additional costs associated with the acquisitions of Porta-Test, MPE and ESI;

     -  increased spending for technology and product development;

     -  additional expenses related to being a public company; and

     -  continued investment in pre-order engineering expenses.

     Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2000 increased $430,000, or 9%, to $5.1 million from $4.7 million for the year ended December 31, 1999. Depreciation expense for the year ended December 31, 2000 decreased $555,000, or 15%, to $3.1 million from $3.7 million for the year ended December 31, 1999. This decrease was primarily due to extending the service life of certain operational assets. This decrease in depreciation expense for the year ended December 31, 2000 as compared to the year ended December 31, 1999, was partially offset by: (1) depreciation on the addition of capital assets during the last four quarters, which included renovations and expansions of existing manufacturing plants such as a drying plant at the Pittsburg, California facility, technological improvements to management information systems and the purchase of computer hardware and software, and acquisitions of and improvements to other equipment used in the Company's business; and

(2) depreciation expense due to the inclusion of results from Porta-Test, MPE and ESI, acquired during fiscal 2000. Amortization expense for the year ended December 31, 2000 increased $913,000, or 90%, to $1.9 million from $1.0 million for the year ended December 31, 1999. This increase was primarily due to amortization of goodwill associated with the Porta-Test, MPE and ESI acquisitions. Also, amortization expense increased due to an increase in goodwill related to the acquisition of Cynara in November 1998. Pursuant to the Cynara purchase agreement, we issued 325,836 shares and 418,145 shares of our Class B common stock during September 1999 and June 2000, respectively, to Cynara's former shareholders based upon the achievement of certain performance criteria, and the cost of such shares was charged to goodwill.

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

     Revaluation Gain on Postretirement Benefit Liability. In December 2000, we changed our method of accounting for gains and losses on our postretirement benefit obligation. Rather than record gains and losses immediately to the income statement, we now amortize gains or losses that exceed 10% of our accumulated postretirement benefit obligation over the expected remaining lives of the participants. Therefore, we did not record a gain or loss on the revaluation of postretirement benefit liability for the year ended December 31, 2000. During the year ended December 31, 1999, a revaluation gain on postretirement benefit liability of $1.0 million was recorded due to a change in the actuarial discount rate used to calculate the net present value of the underlying liability.

     Provision for Income Taxes. Income tax expense for the year ended December 31, 2000 increased $3.8 million, or 245%, to $5.3 million from $1.5 million for the year ended December 31, 1999. This increase in income tax expense was primarily due to an increase in income before income taxes, which was $13.0 million for the year ended December 31, 2000 as compared to $2.2 million for the year ended December 31, 1999. This increase in income tax expense was partially offset by a decrease in the effective tax rate from 71% for 1999 to 41% for 2000 primarily due to the impact of non-deductible goodwill amortization expense.

     Cumulative Effect of Change in Accounting Principle. A gain of $10,000, net of tax, was recorded for the year ended December 31, 2000 related to the cumulative effect of a change in the method used to account for gains and losses on our postretirement benefit obligation. In accordance with APB Opinion No. 20, "Accounting Changes," prior year financial statements were not restated for this change.

LIQUIDITY AND CAPITAL RESOURCES

     As of February 28, 2002, we had cash and working capital of $4.0 million and $38.2 million, respectively. As of December 31, 2001, we had cash and working capital of $3.1 million and $37.1 million, respectively, as compared to $1.0 million and $49.1 million at December 31, 2000, respectively.

     Net cash provided by (used in) operating activities for the years ended December 31, 2001, 2000 and 1999 was $19.3 million, ($6.3) million and $15.1 million, respectively. The increase in net cash provided by operating activities for fiscal 2001 was primarily due to collection of receivables at Axsia and an increase in advance payments from customers, partially offset by an increase in inventories.

     Net cash used in investing activities for the years ended December 31, 2001, 2000 and 1999 was $57.7 million, $23.6 million and $2.6 million, respectively. The primary use of funds for the year ended December 31, 2001 was the acquisition of Axsia, which required the use of $48.3 million, and capital expenditures of $10.0 million. Funds for the Axsia acquisition were borrowed under a $50.0 million term loan facility. Capital expenditures for fiscal 2001 were financed with borrowings under our revolving credit facility and cash generated from current operations. The primary use of funds for the year ended December 31, 2000 was the acquisitions of Porta-Test, MPE and ESI, which required the use of $17.1 million, and capital expenditures of $8.1 million. These capital expenditures consisted primarily of renovations and expansions of manufacturing plants, technological improvements to management information systems and acquisitions of and improvements to other equipment, including an upgrade to the membrane manufacturing facility in Pittsburg, California, which was completed in the fourth quarter of 2000. Funds for the Porta-Test acquisition in January 2000 were borrowed from our revolving credit facility. These funds were repaid during February 2000 with the proceeds from our initial public offering. Funds for the MPE acquisition in February 2000 were also provided by our initial public offering. The ESI acquisition was financed with net borrowings of $7.1 million under the revolving credit facilities. The primary use of funds for the year ended December 31, 1999 was capital expenditures of $3.6 million.

     Net cash provided by (used in) financing activities for the years ended December 31, 2001, 2000 and 1999 was $41.1 million, $29.7 million and ($13.4)
million, respectively. The primary source of funds for financing activities during the year ended December 31, 2001, was borrowings of $50.0 million under the term loan facility, partially offset by principal repayments of $5.3 million under the term loan facility, net repayments of $747,000 under the revolving credit facility, payments on postretirement benefit liability of $1.8 million and repayment of short-term notes of $1.0 million. The primary source of funds for financing activities during the year ended December 31, 2000 was our initial public offering of common stock, which provided net proceeds of $46.7 million. These proceeds were used primarily to retire $27.9 million of outstanding debt under a term loan arrangement, to repay $3.0 million borrowed under the revolving credit agreement for the purchase of Porta-Test and to repay $2.9 million of debt assumed in the acquisitions of Porta-Test and MPE. The use of cash for financing activities during 1999 was due primarily to the repayment of long-term debt.

     We maintain revolving credit and term loan facilities, as well as a working capital facility for export sales. The term loan provides for up to $50.0 million of borrowings and the revolving credit facilities provide for up to $30.0 million of borrowings in the United States, up to $10.0 million of borrowings in Canada and up to $10.0 million of borrowings in the United Kingdom, subject to borrowing base limitations. The term loan matures on March 15, 2006, and each of the revolving facilities matures on March 15, 2004. At December 31, 2001, we had borrowings outstanding under the term loan facility of $44.8 million and borrowings of $12.8 million outstanding under the revolving credit facility and had issued $19.0 million in outstanding letters of credit under this facility. Amounts borrowed under the term loan portion of this facility currently bear interest at a rate of 4.25% per annum. Amounts borrowed under the revolving portion of this facility will bear interest as follows:

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

     The revolving credit and term loan facility is guaranteed by all of our domestic subsidiaries and is secured by a first priority lien on all inventory, accounts receivable and other material tangible and intangible assets. In addition, we have pledged 65% of the voting stock of our active foreign subsidiaries. As of December 31, 2001, we were in compliance with all debt covenants. The weighted average interest rate of our borrowings under the term loan and revolving credit agreement on that date was 4.31%.

     The export sales credit facility provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, of which $1.1 million was outstanding as of December 31, 2001. In addition, we had issued letters of credit totaling $361,000 under the export facility as of that date. The export sales credit facility is secured by specific project inventory and receivables and is partially guaranteed by the Export-Import Bank of the United States. The export sales credit facility loans mature in July 2004.

     At February 28, 2002, borrowing base limitations reduced our available borrowing capacity under the revolving credit facilities and export sales credit agreement to $16.8 million and $2.2 million, respectively.

COMMITMENTS AND CONTINGENCIES

     We have non-cancelable future commitments under debt and operating lease arrangements over the next five years as follows: 2002--$10.9 million; 2003--$10.3 million; 2004--$23.5 million; 2005--$7.8 million; and 2006--$17.5 million.

     The Porta-Test purchase agreement, executed in January 2000, contains a provision to calculate a payment to certain former stockholders of Porta-Test Systems, Inc. for a three-year period ended January 24, 2003, based upon sales of a limited number of specified products designed by or utilizing technology that existed at the time of the acquisition. Liability under this arrangement is contingent upon attaining certain performance criteria, including gross margins and sales volumes for the specified products. If applicable, payment is required annually. In April 2001, we paid $226,000 under this arrangement related to the year ended January 24, 2001. Any future liabilities incurred under this arrangement will result in an increase in goodwill.

     We have no special purpose entities or unconsolidated affiliates or partnerships.

     We believe that our operating cash flow, supported by our available borrowing capacity, will be adequate to fund operations and non-cancelable future commitments under debt and operating lease arrangements throughout 2002. To the extent that management is successful in identifying additional acquisition opportunities during 2002, the ability to finance these acquisitions with debt and/or equity will be a critical element of the analysis of the opportunities.

RELATED PARTY TRANSACTIONS

     We do not own a minority interest in or guarantee obligations for any related party. There are no debt obligations of related parties for which we have responsibility but were not reported in our balance sheet.

     We paid Capricorn Management, G.P., an affiliate company of Capricorn Holdings, Inc., for administrative services, which included office space and parking in Connecticut for our Chief Executive Officer, reception, telephone, computer services and other normal office support relating to that space. Mr. Herbert S. Winokur, Jr., one of our directors, is the Chairman and Chief Executive Officer of Capricorn Holdings, Inc., and directly or indirectly controls approximately 31% of our outstanding common stock. In addition, our Chief Executive Officer, Mr. Gregory, is a non-salaried member in Capricorn Holdings LLC, the general partner of Capricorn Investors II, L.P., a private investment partnership. Capricorn Investors II, L.P. controls approximately 20% of our common stock. Fees paid to Capricorn Management totaled $85,000, $75,000 and $75,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Commencing October 1, 2001, the fee increased to $28,750 quarterly due primarily to an upward adjustment in Capricorn Management's underlying lease for office space; this increase was reviewed and approved by the Audit Committee of our Board of Directors. As of December 31, 1999, we recorded a receivable from Capricorn Management for $5,000 related to expenses paid on its behalf. No receivable existed at December 31, 2001 or 2000.

     Under the terms of an employment agreement in effect prior to 1999, we loaned our Chief Executive Officer $1.2 million in July 1999 to purchase 136,832 shares of common stock. During February 2000, after we completed the initial public offering of our Class A common stock, we paid this executive officer a bonus equal to the principal and interest accrued under this note arrangement and recorded compensation expense of $1.3 million. The officer used the proceeds of this settlement, net of tax, to repay us approximately $665,000. The remaining loan balance, including accrued interest, was $651,000 at December 31, 2001, and continues to accrue interest at 6% annually. In addition, on October 27, 2000, our board of directors agreed to provide a full recourse loan to this executive officer to facilitate the exercise of certain outstanding stock options. This loan matures on July 31, 2003, and provides interest stated at our then-current borrowing rate, and principal equal to the cost to exercise the options plus any personal tax burdens that result from the exercise. As of December 31, 2001, the balance of the note (principal and accrued interest) due from this officer under these loan arrangements was $3.3 million.

INFLATION AND CHANGES IN PRICES

     The costs of materials (e.g., steel) for our products rise and fall with their value in the commodity markets. Generally, increases in raw materials and labor costs are passed on to our customers.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." This standard requires that any business combination initiated after June 30, 2001 be accounted for using the purchase method of accounting. This standard became effective on July 1, 2001. We adopted this standard on July 1, 2001, with no material effect on its financial condition or results of operations.

     The FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. This pronouncement requires that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated on an impairment basis. Intangible assets with a defined term, such as patents, would continue to be amortized over the useful life of the asset. This pronouncement becomes effective on January 1, 2002, for companies with a calendar year end. We had net goodwill of $79.9 million as of December 31, 2001. Goodwill amortization totaled $3.7 million for the year ended December 31, 2001. We have not yet determined the impact that this pronouncement will have on our financial condition or results of operations. As permitted by the standard, we will determine and quantify our exposure under this pronouncement during fiscal 2002, after completing the required impairment testing.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides guidance on reporting and accounting for obligations associated with the retirement of long-lived tangible assets and the associated retirement costs. This standard is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet determined the impact that this pronouncement will have on our financial condition or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and standardizes the accounting model to be used for asset dispositions and related implementation issues. This pronouncement becomes effective for financial statements issued for fiscal years beginning after December 15, 2001. We have not yet determined the impact that this pronouncement will have on our financial condition or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operations are conducted around the world in a number of different countries. Accordingly, our earnings are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Canada and the U.K. At NATCO Canada, most contracts are denominated in Canadian dollars, and most of the costs incurred are in Canadian dollars, thereby mitigating risks associated with currency fluctuations. At Axsia, which is our U.K.-based operation acquired in March 2001, many contracts are denominated in U.S. dollars, and occasionally in euros, whereas most of the costs may be in British pounds sterling. Consequently, we have some currency risk in our U.K. operations. Prior to the date of acquisition, Axsia had entered into certain forward contract arrangements whereby it sold

U.S. dollars for future delivery at a specified strike price, in order to hedge exposure to currency fluctuations on contracts denominated in U.S. dollars. During the third and fourth quarters of 2001, we paid approximately $249,000 to terminate these forward contracts. No forward contracts or other derivative arrangements existed at December 31, 2001, and we do not currently intend to enter into new forward contracts or other derivative arrangements as part of our currency risk management strategy.

     Our financial instruments are subject to changes in interest rates, including our revolving credit and term loan facility and our working capital facility for export sales. At December 31, 2001, we had $44.8 million outstanding under the term loan portion of the revolving credit and term loan facility. At December 31, 2001, outstanding borrowings under our revolving credit agreement totaled $12.8 million. Borrowings under our revolving credit agreement bear interest at floating rates. As of December 31, 2001, the weighted average interest rate of borrowings under the revolving credit and term loan facility was 4.31%. Borrowings outstanding under the export sales credit facility were $1.1 million at December 31, 2001, and bore interest at 4.75%.

     Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. Assuming our current level of borrowings, as of December 31, 2001, a 100 basis point increase in interest rates under the borrowings would decrease our current year net income and cash flow from operations by less than $350,000. This calculation assumes no action on our part to mitigate our exposure. Furthermore, this calculation does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     To follow are our consolidated financial statements for the years ended December 31, 2001, 2000 and 1999, as applicable, along with the Independent Auditors' report:

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
NATCO Group Inc.:

     We have audited the accompanying consolidated balance sheets of NATCO Group Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NATCO Group Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 15 to the Consolidated Financial Statements, the Company changed its method of accounting for postretirement benefits in January 2000.

KPMG LLP

Houston, Texas
February 18, 2002

                       NATCO GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2001            2000
                                                                ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................      $  3,093        $  1,031
  Trade accounts receivable, less allowance for doubtful
     accounts of $905 and $1,142 as of December 31, 2001 and
     2000, respectively.....................................        67,922          53,807
  Inventories...............................................        37,517          28,677
  Deferred income tax assets, net...........................         3,693           1,745
  Income tax receivable.....................................           993             178
  Prepaid expenses and other current assets.................         2,039           1,042
                                                                  --------        --------
     Total current assets...................................       115,257          86,480
Property, plant and equipment, net..........................        31,003          23,430
Goodwill....................................................        79,907          36,534
Deferred income tax assets, net.............................         4,378           5,409
Other assets, net...........................................         2,206           1,273
                                                                  --------        --------
     Total assets...........................................      $232,751        $153,126
                                                                  ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................      $  7,000        $     --
  Notes payable.............................................            --           1,005
  Accounts payable..........................................        30,440          23,133
  Accrued expenses and other................................        34,781          12,098
  Customer advances.........................................         5,925           1,163
                                                                  --------        --------
     Total current liabilities..............................        78,146          37,399
Long-term debt, excluding current installments..............        51,568          14,959
Postretirement and other long-term liabilities..............        14,107          14,589
                                                                  --------        --------
     Total liabilities......................................       143,821          66,947
                                                                  --------        --------
Stockholders' equity:
  Preferred stock $.01 par value. 5,000,000 shares
     authorized; no shares outstanding......................            --              --
  Class A Common stock, $.01 par value. Authorized
     45,000,000 shares; issued and outstanding 15,469,078
     and 14,977,354 shares as of December 31, 2001 and 2000,
     respectively...........................................           155             150
  Class B Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 334,719 and 699,874
     shares as of December 31, 2001 and 2000,
     respectively...........................................             3               7
  Additional paid-in capital................................        97,223          96,601
  Accumulated deficit.......................................         4,857            (506)
  Treasury stock, 795,692 and 677,238 shares at cost as of
     December 31, 2001, and 2000, respectively..............        (7,182)         (6,316)
  Accumulated other comprehensive loss......................        (2,858)         (1,864)
  Note receivable from officer and stockholder..............        (3,268)         (1,893)
                                                                  --------        --------
     Total stockholders' equity.............................        88,930          86,179
                                                                  --------        --------
Commitments and contingencies
     Total liabilities and stockholders' equity.............      $232,751        $153,126
                                                                  ========        ========

          See accompanying notes to consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         FOR THE         FOR THE         FOR THE
                                                        YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           2001            2000            1999
                                                       ------------    ------------    ------------
Revenues...........................................      $286,582        $224,552        $169,948
Cost of goods sold.................................       210,512         162,757         127,609
                                                         --------        --------        --------
  Gross profit.....................................        76,070          61,795          42,339
Selling, general and administrative expense........        51,471          39,443          32,437
Depreciation and amortization expense..............         8,143           5,111           4,681
Unusual charges....................................         1,600           1,528              --
Interest expense...................................         4,941           1,588           3,256
Interest cost on postretirement benefit
  liability........................................           888           1,287           1,048
Revaluation loss (gain) on postretirement benefit
  liability........................................            --              --          (1,016)
Interest income....................................          (660)           (181)           (256)
Other expense, net.................................           429              13              --
                                                         --------        --------        --------
  Income from continuing operations before income
     taxes and change in accounting principle......         9,258          13,006           2,189
Income tax provision...............................         3,895           5,345           1,548
                                                         --------        --------        --------
Income before cumulative effect of change in
  accounting principle.............................         5,363           7,661             641
Cumulative effect of change in accounting principle
  (net of income taxes of $7)......................            --              10              --
                                                         --------        --------        --------
  Net income.......................................      $  5,363        $  7,671        $    641
                                                         ========        ========        ========
Earnings per share--basic:
Net income before cumulative effect of change in
  accounting principle.............................      $   0.34        $   0.52        $   0.07
Cumulative effect of change in accounting
  principle........................................            --              --              --
                                                         --------        --------        --------
  Net income.......................................      $   0.34        $   0.52        $   0.07
                                                         ========        ========        ========
Earnings per share--diluted:
Net income before cumulative effect of change in
  accounting principle.............................      $   0.34        $   0.51        $   0.06
Cumulative effect of change in accounting
  principle........................................            --              --              --
                                                         --------        --------        --------
  Net income.......................................      $   0.34        $   0.51        $   0.06
                                                         ========        ========        ========
Basic weighted average number of shares of common
  stock outstanding................................        15,722          14,653           9,302
Diluted weighted average number of shares of common
  stock outstanding................................        15,966          15,158           9,953
Pro forma net income (retroactive of change in
  accounting principle):
  Net income.......................................                                      $     43
  Earnings per share--basic........................                                      $     --
  Earnings per share--diluted......................                                      $     --

          See accompanying notes to consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                         COMMON             COMMON
                                          STOCK             STOCK                                             ACCUMULATED
                                         SHARES             CLASS      ADDITIONAL   ACCUMULATED                  OTHER
                                  ---------------------   ----------    PAID-IN      EARNINGS/    TREASURY   COMPREHENSIVE
                                      A           B        A      B     CAPITAL       DEFICIT      STOCK         LOSS
                                  ----------   --------   ----   ---   ----------   -----------   --------   -------------
Balances at December 31, 1998...   8,650,688    500,000   $ 86   $ 5    $38,888       $(8,818)    $(4,550)      $(1,421)
Issue common stock for
  acquisition...................          --    325,836     --     3      3,419            --          --            --
Stock options repurchased.......          --         --     --    --       (237)           --          --            --
Stock subscription..............     136,832         --      2    --      1,203            --          --            --
Interest on stock subscription
  note receivable...............          --         --     --    --         --            --          --            --
Comprehensive income
  Net income....................          --         --     --    --         --           641          --            --
  Foreign currency translation
    adjustment..................          --         --     --    --         --            --          --           535
Total comprehensive income......          --         --     --    --         --            --          --            --
                                  ----------   --------   ----   ---    -------       -------     -------       -------
Balances at December 31, 1999...   8,787,520    825,836   $ 88   $ 8    $43,273       $(8,177)    $(4,550)      $  (886)
Issue common stock in connection
  with initial public
  offering......................   5,532,904   (354,097)    55    (3)    46,632            --          --            --
Conversion of Class B shares to
  Class A shares................     190,010   (190,010)     2    (2)        --            --          --            --
Issue common stock for
  acquisition...................          --    418,145     --     4      4,073            --          --            --
Issue treasury shares as partial
  settlement of a note from
  director note receivable......    (173,050)        --     (2)   --         --            --      (1,523)           --
Treasury shares reacquired......     (34,000)        --     --    --         --            --        (243)           --
Issue stock subscription note
  receivable....................          --         --     --    --      1,260            --          --            --
Interest on stock subscription
  note receivable...............          --         --     --    --         --            --          --            --
Receipt for stock subscribed
  note receivable...............          --         --     --    --         --            --          --            --
Issuances related to benefit
  plans.........................     673,970         --      7    --      1,363            --          --            --
Comprehensive income
  Income before cumulative
    effect of change in
    accounting principle........          --         --     --    --         --         7,661          --            --
  Cumulative effect of change in
    accounting principle........                                                                     ----
                                          --         --     --    --         --            10                        --
  Foreign currency translation                                                                         --
    adjustment..................          --         --     --    --         --            --                      (978)
                                                                                                       --
Total comprehensive income......          --         --     --    --         --            --                        --
                                  ----------   --------   ----   ---    -------       -------     -------       -------
                                  14,977,354    699,874   $150   $ 7    $96,601       $  (506)    $(6,316)      $(1,864)
Balances at December 31, 2000...
Conversion of Class B shares to      373,675   (373,675)     4    (4)        --            --          --            --
  Class A shares................
Issue common stock for                    --      8,520     --    --         85            --          --            --
  acquisition...................
                                    (118,454)        --     (1)   --         --            --        (866)           --
Treasury shares reacquired......
Issue note receivable to                  --         --     --    --         --            --          --            --
  stockholder...................
Interest on stock subscription            --         --     --    --         --            --          --            --
  note receivable...............
Issuances related to benefit         236,503         --      2    --        537            --          --            --
  plans.........................
Comprehensive income
                                          --         --     --    --         --         5,363          --            --
  Net income....................
  Foreign currency translation            --         --     --    --         --            --          --          (994)
    adjustment..................
                                          --         --     --    --         --            --          --            --
Total comprehensive income......
                                  ----------   --------   ----   ---    -------       -------     -------       -------
                                  15,469,078    334,719   $155   $ 3    $97,223       $ 4,857     $(7,182)      $(2,858)
Balances at December 31, 2001...
                                  ==========   ========   ====   ===    =======       =======     =======       =======


                                     NOTE          TOTAL
                                  RECEIVABLE    STOCKHOLDERS
                                     FROM          EQUITY
                                  STOCKHOLDER    (DEFICIT)
                                  -----------   ------------
Balances at December 31, 1998...        --         24,190
Issue common stock for
  acquisition...................        --          3,422
Stock options repurchased.......        --           (237)
Stock subscription..............    (1,205)            --
Interest on stock subscription
  note receivable...............       (37)           (37)
Comprehensive income
  Net income....................        --            641
  Foreign currency translation
    adjustment..................        --            535
                                                   ------
Total comprehensive income......        --          1,176
                                    ------         ------
Balances at December 31, 1999...    (1,242)        28,514
Issue common stock in connection
  with initial public
  offering......................        --         46,684
Conversion of Class B shares to
  Class A shares................        --             --
Issue common stock for
  acquisition...................        --          4,077
Issue treasury shares as partial
  settlement of a note from
  director note receivable......        --         (1,525)
Treasury shares reacquired......        --           (243)
Issue stock subscription note
  receivable....................    (1,260)            --
Interest on stock subscription
  note receivable...............       (56)           (56)
Receipt for stock subscribed
  note receivable...............       665            665
Issuances related to benefit
  plans.........................        --          1,370
Comprehensive income
  Income before cumulative
    effect of change in
    accounting principle........        --          7,661
  Cumulative effect of change in
    accounting principle........
                                        --             10
  Foreign currency translation
    adjustment..................        --           (978)
                                                   ------
                                                    6,693
Total comprehensive income......        --
                                    ------         ------
                                    (1,893)        86,179
Balances at December 31, 2000...
Conversion of Class B shares to         --             --
  Class A shares................
Issue common stock for                  --             85
  acquisition...................
                                        --           (867)
Treasury shares reacquired......
Issue note receivable to            (1,178)        (1,178)
  stockholder...................
Interest on stock subscription        (197)          (197)
  note receivable...............
Issuances related to benefit            --            539
  plans.........................
Comprehensive income
                                        --          5,363
  Net income....................
  Foreign currency translation          --           (994)
    adjustment..................
                                                   ------
                                        --          4,369
Total comprehensive income......
                                    ------         ------
                                    (3,268)        88,930
Balances at December 31, 2001...
                                    ======         ======

          See accompanying notes to consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                           FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                              DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                                  2001                 2000                 1999
                                                           ------------------   ------------------   ------------------
Cash flows from operating activities:
  Net income.............................................       $  5,363             $  7,671             $    641
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Deferred income tax provision........................           (733)               1,611                1,107
    Depreciation and amortization expense................          8,143                5,111                4,681
    Noncash interest income..............................           (197)                 (85)                (211)
    Interest cost on postretirement benefit liability....            888                1,287                1,048
    Gain on sale of property, plant and equipment........           (141)                (110)                (560)
    Gain on revaluation of postretirement benefit
      liability..........................................             --                   --               (1,016)
    Cumulative effect of change in accounting
      principle..........................................                                 (10)                  --
    Change in assets and liabilities:
      Decrease in restricted cash........................             --                   --                  883
      (Increase) decrease in trade accounts receivable...         19,908              (14,230)               9,296
      (Increase) decrease in inventories.................         (8,004)              (6,647)               2,858
      (Increase) decrease in prepaid and other current
        assets...........................................            141                 (482)                 391
      Increase (decrease) in other income taxes..........           (826)                 633                  234
      (Increase) decrease in long-term assets............         (1,935)                 418                 (111)
      Increase (decrease) in accounts payable............         (1,818)               4,221               (3,707)
      Decrease in accrued expenses and other.............         (6,325)                (819)              (2,852)
      Increase (decrease) in customer advances...........          4,804               (4,819)               2,415
                                                                --------             --------             --------
        Net cash provided by (used in) operating
          activities.....................................         19,268               (6,250)              15,097
                                                                --------             --------             --------
Cash flows from investing activities:
  Capital expenditures for property, plant and
    equipment............................................        (10,023)              (8,137)              (3,593)
  Proceeds from sales of property, plant and equipment...            268                  575                  977
  Acquisitions, net of working capital acquired..........        (48,285)             (17,126)                  --
  Issuance of related party note receivable..............         (1,178)                  --                   --
  Repayment of related party note receivable.............             --                1,059                   --
  Proceeds from claim settlement.........................          1,500                   --                   --
                                                                --------             --------             --------
        Net cash used in investing activities............        (57,718)             (23,629)              (2,616)
                                                                --------             --------             --------
Cash flows from financing activities:
  Net repayments under revolving credit agreements.......             --                   --               (1,585)
  Change in bank overdrafts..............................             26                2,864               (1,878)
  Net borrowing (repayments) under long-term revolving
    credit facilities....................................           (747)               8,932               (3,852)
  Repayment of short-term notes payable..................         (1,001)                  --                   --
  Borrowings of long-term debt...........................         50,000                   --                   --
  Repayment of long-term debt............................         (5,250)             (27,858)              (5,357)
  Issuance of common stock, net..........................              1               46,894                   --
  Net payments on postretirement benefit liability.......         (1,787)              (1,772)                (524)
  Receipt as partial payment of the net present value of
    postretirement benefit liability of affiliate........             --                  600                  475
  Receipt of postretirement benefit cost reimbursement
    from predecessor company.............................             79                   --                   --
  Treasury stock reacquired..............................           (867)                (243)                  --
  Other, principally bank and IPO fees...................            659                  285                 (686)
                                                                --------             --------             --------
        Net cash provided by (used in) financing
          activities.....................................         41,113               29,702              (13,407)
                                                                --------             --------             --------
Effect of exchange rate changes on cash and cash
  equivalents............................................           (601)                (539)                 293
                                                                --------             --------             --------
Increase (decrease) in cash and cash equivalents.........          2,062                 (716)                (633)
Cash and cash equivalents at beginning of period.........          1,031                1,747                2,380
                                                                --------             --------             --------
Cash and cash equivalents at end of period...............       $  3,093             $  1,031             $  1,747
                                                                ========             ========             ========
Cash payments for:
  Interest...............................................       $  3,977             $  1,061             $  3,285
  Income taxes...........................................       $  1,791             $  1,903             $    751
Significant non cash investing and financing activities:
  Issuance of common stock for acquisition...............       $     85             $  4,077             $  3,422
  Debt assumed in acquisition............................       $     --             $  2,862                   --
  Partial settlement of note arrangement with treasury
    shares...............................................       $     --             $  1,525                   --
  Promissory note issued for business acquisition........       $     --             $  1,026                   --
  Related party note receivable issued for stock
    subscribed...........................................       $     --             $  1,260                   --

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

     On June 30, 1997, NATCO acquired Total Engineering Services Team, Inc. ("TEST"), and on November 18, 1998, NATCO acquired The Cynara Company ("Cynara"). The Company acquired Porta-Test International, Inc. ("Porta-Test") on January 24, 2000.

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

     On March 19, 2001, NATCO acquired Axsia Group Limited ("Axsia"), a privately held process and design company based in the United Kingdom.

     The accompanying consolidated financial statements and all related disclosures include the results of operations of the Company and its majority-owned subsidiaries for the years ended December 31, 2001, 2000 and 1999. Furthermore, certain reclassifications have been made to fiscal 2000 and fiscal 1999 amounts in order to present these results on a comparable basis with amounts for fiscal 2001.

     References to "NATCO" and "the Company" are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

     Concentration of Credit Risk. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. For the years ended December 31, 2001 and 1999, no customer provided more than 10% of revenues. However, during fiscal 2000, Carigali-Triton Operating Company, SDN BHD ("CTOC") through its general contractor, Samsung, provided revenues of $45.9 million or approximately 20% of total revenues, pursuant to a large project awarded in July 1999. No other customer provided more than 10% of revenues for the year ended December 31, 2000. See Note 21, Industry Segments and Geographic Information.

     Cash Equivalents. The Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

     Restricted Cash. At December 31, 1998 cash in the amount of $883,000 was pledged as collateral on outstanding letters of credit related to performance and warranty guarantees, and was classified as restricted cash on the balance sheet. No restricted cash existed at December 31, 2001, 2000 or 1999.

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

     Goodwill. Goodwill is being amortized on a straight-line basis over periods of 20 to 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization over its remaining life can be recovered through undiscounted future operating cash flows. Based on its most recent analysis, the Company's management believes that no material impairment of goodwill exists at December 31, 2001. Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $3.7 million, $2.0 million and $739,000, respectively. Accumulated amortization at December 31, 2001 and 2000 was $6.4 million and $2.8 million, respectively.

     Other Assets, Net. Other assets consist of prepaid pension assets, long-term deposits, deferred financing costs and covenants not to compete. Deferred financing costs and covenants not to compete are being amortized over the term of the related agreements. Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $932,000, $554,000 and $570,000,
respectively.

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

     Research and Development. Research and development costs are charged to operations in the year incurred. The cost of equipment used in research and development activities, which has alternative uses, is capitalized as equipment and not treated as an expense of the period. Such equipment is depreciated over estimated lives of 5 to 10 years. Research and development expenses totaled $2.1 million, $1.8 million and $1.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Warranty Costs. Estimated future warranty obligations related to products are charged to cost of goods sold in the period in which the related revenue is recognized. Additionally, the Company provides some of its customers with letters of credit covering potential warranty claims. At December 31, 2001 and 2000, the Company had $5.4 million and $931,000, respectively, in outstanding letters of credit related to warranties.

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

     Derivative Arrangements. Assets and liabilities associated with and underlying derivative arrangements which do not qualify for hedge value accounting are recorded at fair market value as of the balance sheet date with any changes in fair value charged to income in the current period, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company recorded a charge of $249,000 to exit certain derivative arrangements that were acquired with the purchase of Axsia in March 2001. The Company had no derivative financial instruments as of December 31, 2001, 2000 or 1999.

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

     Earnings per Common Share. Basic earnings per share excludes the dilutive effect of common stock equivalents. The diluted earnings per common and common equivalent share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. For the purposes of this calculation, outstanding employee stock options are considered common stock equivalents. In conformity with Securities and Exchange Commission requirements, common stock, options and warrants, or other potentially dilutive instruments which have been issued for nominal consideration during the periods covered by the income statements presented, are reflected in earnings per share calculations for all periods presented. Anti-dilutive stock options were excluded from the calculation of common stock equivalents. The impact of these anti-dilutive shares would have been a reduction of 145,000 shares and 36,000 shares for the years ended December 31, 2001 and 2000, respectively. There were no anti-dilutive stock options for the year ended December 31, 1999.

     The following table presents earnings per common share amounts computed using SFAS No. 128:

                                                                   NET                PER SHARE
    PERIOD ENDED                                                  INCOME    SHARES     AMOUNTS
    ------------                                                  ------    ------    ---------
                                                                   (IN THOUSANDS, EXCEPT SHARE
                                                                     AND PER SHARE AMOUNTS)
    Year ended December 31, 1999
    Basic EPS.................................................    $  641     9,302      $0.07
    Effect of dilutive securities
    Options...................................................        --       651      (0.01)
                                                                  ------    ------      -----
    Diluted EPS...............................................    $  641     9,953      $0.06
                                                                  ======    ======      =====
    Year ended December 31, 2000
    Basic EPS.................................................    $7,671    14,653      $0.52
    Effect of dilutive securities
    Options...................................................        --       505      (0.01)
                                                                  ------    ------      -----
    Diluted EPS...............................................    $7,671    15,158      $0.51
                                                                  ======    ======      =====
    Year ended December 31, 2001
    Basic EPS.................................................    $5,363    15,722      $0.34
    Effect of dilutive securities
    Options...................................................        --       244         --
                                                                  ------    ------      -----
    Diluted EPS...............................................    $5,363    15,966      $0.34
                                                                  ======    ======      =====

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

     During 1997, the Company provided a loan of $1.5 million (at an interest rate of 10% per annum) to a director of the Company who is also an affiliate of Capricorn Holdings, Inc. In March 1998, the related promissory note was amended to change the interest rate to 11% per annum. The principal was to be due on the date on which Capricorn Holdings, Inc. distributed its holdings of NATCO's common stock to its partners. During 1998, the Company acquired an option at a cost of approximately $200,000 to purchase 173,050 shares of NATCO's common stock from the director at a price of $8.81 per share. At the Company's option, the note provided that the obligation could be repaid with shares of NATCO's common stock. The cost to acquire this option was recorded as treasury stock in the accompanying consolidated balance sheets. During February 2000, the Company exercised its option to acquire 173,050 shares of NATCO's

Class A common stock from the director for $1.5 million, which reduced the note due from the director by the same amount. The shares were recorded as treasury stock at cost in the accompanying consolidated balance sheet. The balance of the note due from the director was repaid in June 2000.

     In February 2001, June 2000 and September 1999, the Company issued 8,520 Class B shares, 418,145 Class B shares and 325,836 Class B shares, respectively, to the former shareholders of Cynara, in connection with the achievement of certain performance criteria defined in the November 1998 purchase agreement. Goodwill was increased $85,000 in 2001, $4.1 million in 2000 and $3.4 million in 1999, as a result of these transactions.

     In October 2000, the Company's board of directors approved a stock repurchase plan under which up to 750,000 shares of the Company's Class A common stock could be acquired. During fiscal 2001, the Company reacquired approximately 118,000 shares of its Class A common stock under this repurchase agreement for $867,000, an average cost of $7 per share. During 2000, the Company reacquired 34,000 shares of its Class A common stock under this repurchase plan for $243,000, an average cost of $7 per share. The cost to reacquire these shares was recorded as treasury stock at December 31, 2001 and 2000, respectively.

(4) ACQUISITIONS

     In November 1998, the Company completed the acquisition of Cynara from a group of private investors for $5.3 million in cash, the assumption of $10.1 million in Cynara bank debt, and the issuance of 500,000 shares of NATCO Class B common stock valued at $5.3 million. The purchase agreement also stipulated that NATCO may be required to issue up to an additional 1,400,000 shares of Class B common stock to Cynara's former shareholders based on certain performance criteria defined in the purchase agreement. The Company issued 325,836 Class B shares, 418,145 Class B shares and 8,520 Class B shares in September 1999, June 2000 and February 2001, respectively, as per this agreement, which resulted in an increase in goodwill. See Note 3, Capital Stock. The funds used for the acquisition of Cynara were provided by $5.3 million of equity and proceeds of borrowings from a senior credit facility provided by a syndicate of major international banks. The acquisition was accounted for as a purchase and the results of Cynara have been included in the consolidated financial statements since the date of acquisition. Goodwill at December 31, 2001 and 2000 was $17.6 million. Accumulated amortization was $2.3 million and $1.4 million for the respective periods.

     The Company acquired all the outstanding common stock of Porta-Test on January 24, 2000, for approximately $6.3 million in cash, net of cash acquired, which included payment of specific accrued liabilities of the former company and the purchase of certain proprietary intellectual property of an associated U.S. company, the issuance of a one-year promissory note for $1.0 million denominated in Canadian dollars and a payment contingent upon certain operating criteria being met. See Note 18, Commitments and Contingencies. This acquisition has been accounted for using the purchase method of accounting, and results of operations for Porta-Test have been included in NATCO's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the Porta-Test acquisition were $5.3 million and $528,000, respectively, at December 31, 2001.

     The Company acquired all the outstanding common stock of MPE on February 8, 2000, for approximately $2.4 million in cash, net of cash acquired, and the issuance of a one-year promissory note for $338,000, which accrued interest at 10% per annum. This acquisition has been accounted for using the purchase method of accounting, and results of operations for MPE have been included in NATCO's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the MPE acquisition were $3.4 million and $338,000, respectively, at December 31, 2001.

     The Company acquired all the outstanding common stock of ESI on April 4, 2000 for approximately $7.1 million, net of cash and cash equivalents acquired, subject to adjustment. This acquisition, which was financed with borrowings of $7.1 million under the existing revolving credit facility and borrowings of $2.6 million under the existing export sales facility, was accounted for using the purchase method of accounting, and results of operations for ESI have been included in NATCO's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization related to the ESI acquisition were $6.0 million and $510,000, respectively, at December 31, 2001.

     On March 19, 2001, the Company acquired all the outstanding share capital of Axsia, for approximately $42.8 million, net of cash acquired. Axsia specializes in the design and supply of water reinjection systems for oil and gas fields, oily water treatment, oil separation, hydrocyclone technology, hydrogen production and other process equipment systems. This acquisition was financed with borrowings under NATCO's term loan facility and was accounted for using the purchase method of accounting. Results of operations for Axsia have been included in NATCO's consolidated financial statements since the date of acquisition. The purchase price of $45.0 million was allocated as follows: $2.2 million of cash acquired, $38.4 million of current assets excluding cash, $2.0 million of long-term assets excluding goodwill and $46.0 million of current liabilities. The excess of the purchase price over the fair value of the net assets acquired is being amortized over a twenty-year period. Goodwill and accumulated amortization expense related to the Axsia acquisition were $48.4 million and $1.9 million, respectively, at December 31, 2001. Although the Axsia purchase price allocation has not yet been finalized, NATCO's management does not believe that the final purchase price allocation will differ materially from that as of December 31, 2001.

     Assuming the Axsia acquisition occurred on January 1 of the respective year, the unaudited pro forma results of the Company for the twelve months ended December 31, 2001, and 2000, respectively, would have been as follows:

                                                                        PRO FORMA RESULTS
                                                                       TWELVE MONTHS ENDED
                                                              -------------------------------------
                                                              DECEMBER 31, 2001   DECEMBER 31, 2000
                                                              -----------------   -----------------
                                                                 (UNAUDITED)         (UNAUDITED)
    Revenues................................................      $301,529            $287,403
    Income before income taxes and cumulative effect of
      change in accounting principle........................         6,540              13,232
    Net income..............................................         3,428               6,794
    Net income per share:
      Basic.................................................      $   0.22            $   0.46
      Diluted...............................................      $   0.21            $   0.45

     These pro forma results assume debt service costs associated with the Axsia acquisition, net of tax effect, calculated at the Company's effective tax rate for the applicable period, and nondeductible goodwill amortization. Although prepared on a basis consistent with NATCO's consolidated financial statements, these pro forma results do not purport to be indicative of the actual results which would have been achieved had the acquisition been consummated on January 1 of the respective year, and are not intended to be a projection of future results.

     Effective January 8, 2001, the Company entered into a Compromise Settlement Agreement with the former owner of TEST, which resulted in a cash payment of $1.5 million to NATCO on May 31, 2001, to settle certain contingencies related to NATCO's acquisition of TEST in 1997. The proceeds of this payment, net of related costs, were used to reduce goodwill associated with the TEST acquisition.

(5) UNUSUAL CHARGES

     In June 2001, the Company recorded an unusual charge of $1.6 million. The charge consisted of $920,000 pursuant to an approved plan to close and merge an existing NATCO office into the operations of Axsia, as well as other streamlining actions associated with the acquisition. This charge included costs for severance, office consolidation and other expenses. Also, the Company withdrew a public debt offering and recorded an unusual charge of $680,000 for costs incurred related to the proposed offering.

     Pursuant to an employment agreement, an executive officer was entitled to a bonus upon the occurrence of any sale or public offering of the Company. The bonus equaled one and one-half percent (1.5%) of the value of all securities owned by stockholders of the Company prior to the sale or offering, including common stock valued at the price per share received in either the sale or public offering, and any debt held by such stockholders. In July 1999, the Company amended the employment agreement to eliminate the bonus and agreed to loan the officer $1.2 million to purchase 136,832 shares of common stock. Per the agreement, the officer would receive a bonus equal to the outstanding principal and interest of the note upon the sale or public offering of the Company. During February 2000, after the Company completed an initial public offering of its Class A common stock, NATCO recorded expense of $1.3 million in settlement of its obligation under this agreement. The officer used the proceeds, net of tax, to repay the Company approximately $665,000. The outstanding balance of this note at December 31, 2001, was $651,000. The loan accrues interest at 6% annually.

     During the first quarter of 2000, NATCO incurred relocation charges of approximately $208,000 associated with the consolidation of an existing Company facility with a facility that was acquired in connection with the acquisition of Porta-Test.

(6) INVENTORIES

     Inventories consisted of the following amounts:

                                                                    DECEMBER 31,    DECEMBER 31,
                                                                        2001            2000
                                                                    ------------    ------------
                                                                           (IN THOUSANDS)
    Finished goods..............................................      $ 9,902         $ 7,641
    Work-in-process.............................................       13,441          10,403
    Raw materials and supplies..................................       15,242          11,203
                                                                      -------         -------
      Inventories at FIFO.......................................       38,585          29,247
    Excess of FIFO over LIFO cost...............................       (1,068)           (570)
                                                                      -------         -------
                                                                      $37,517         $28,677
                                                                      =======         =======

     At December 31, 2001 and 2000, inventories valued using the LIFO method and included above amounted to $29.5 million and $22.3 million, respectively. For the year ended December 31, 1999, liquidations of LIFO layers resulted in a reduction of cost of sales of $21,000. There were no reductions in the LIFO layers for the years ended December 31, 2001 and 2000.

(7) COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Cost and estimated earnings on uncompleted contracts were as follows:

                                                                    DECEMBER 31,    DECEMBER 31,
                                                                        2001            2000
                                                                    ------------    ------------
                                                                           (IN THOUSANDS)
    Cost incurred on uncompleted contracts......................      $131,702        $67,477
    Estimated earnings..........................................        51,343         34,475
                                                                      --------        -------
                                                                       183,045        101,952
    Less billings to date.......................................       169,925         91,301
                                                                      --------        -------
                                                                      $ 13,120        $10,651
                                                                      ========        =======
    Included in accompanying balance sheets under the following captions:
      Trade accounts receivable.................................      $ 17,497        $10,651
      Customer advances.........................................        (4,377)            --
                                                                      --------        -------
                                                                      $ 13,120        $10,651
                                                                      ========        =======

(8) PROPERTY, PLANT AND EQUIPMENT, NET

     The components of property, plant and equipment, were as follows:

                                                        ESTIMATED
                                                          USEFUL         DECEMBER 31,    DECEMBER 31,
                                                      LIVES (YEARS)          2001            2000
                                                     ----------------    ------------    ------------
                                                                                (IN THOUSANDS)
    Land and improvements........................              --          $  1,977        $  1,789
    Buildings and improvements...................        20 to 40            14,396          10,458
    Machinery and equipment......................         3 to 12            27,120          22,432
    Office furniture and equipment...............         3 to 12             5,270           4,331
    Less accumulated depreciation................                           (17,760)        (15,580)
                                                                           --------        --------
                                                                           $ 31,003        $ 23,430
                                                                           ========        ========

     Depreciation expense was $4.1 million, $3.1 million and $3.7 million, respectively, for the years ended December 31, 2001, 2000 and 1999. The Company leases certain machinery and equipment to its customers, generally for periods of one month to one year. The cost of leased machinery and equipment was $5.3 million and $5.1 million, and the related accumulated depreciation was $3.5 million and $3.4 million, at December 31, 2001 and 2000, respectively. Lease and rental income of $1.2 million, $581,000 and $450,000 for the years ended December 31, 2001, 2000 and 1999, respectively, were included in revenues.

(9) OTHER ASSETS, NET

     Other assets consisted of the following:

                                                                    DECEMBER 31,    DECEMBER 31,
                                                                        2001            2000
                                                                    ------------    ------------
                                                                           (IN THOUSANDS)
    Deferred financing costs....................................       $1,691          $  433
    Covenants not to compete....................................           --             273
    Prepaid pension asset.......................................           --             187
    Other.......................................................          515             380
                                                                       ------          ------
                                                                       $2,206          $1,273
                                                                       ======          ======

     Deferred financing costs are amortized over the life of the related debt instruments (three and five years). Accumulated amortization was $1.2 million and $552,000 at December 31, 2001 and 2000, respectively.

(10) ACCRUED EXPENSES AND OTHER

     Accrued expense and other consisted of the following:

                                                                    DECEMBER 31,    DECEMBER 31,
                                                                        2001            2000
                                                                    ------------    ------------
                                                                           (IN THOUSANDS)
    Accrued compensation and benefits...........................      $ 8,674         $ 7,683
    Accrued insurance reserves..................................        1,731           1,012
    Accrued warranty and product costs..........................        3,053             900
    Accrued project costs.......................................       11,896              --
    Taxes.......................................................        3,817             700
    Other.......................................................        5,610           1,803
                                                                      -------         -------
      Totals....................................................      $34,781         $12,098
                                                                      =======         =======

(11) SHORT-TERM DEBT

     In conjunction with the purchase of Porta-Test in January 2000, the Company issued a one-year promissory note for $1 million denominated in Canadian dollars, which accrued interest at 15% per annum. On January 24, 2001, the note was repaid along with accrued interest.

     During February 2000, the Company issued a one-year promissory note, face value of $338,000, with interest payable per annum at 10%, in conjunction with the acquisition of MPE. In February 2001, the Company paid $206,000 as principal and interest.

(12) LONG-TERM DEBT

     The consolidated borrowings of the Company are as follows:

                                                                    DECEMBER 31,    DECEMBER 31,
                                                                        2001            2000
                                                                    ------------    ------------
                                                                           (IN THOUSANDS)
    BANK DEBT
    Term loan with variable interest rate (4.25% at December 31,
      2001) and quarterly payments of principal ($1,750) and
      interest, due March 16, 2006..............................       44,750              --
    Revolving credit bank loans with variable interest rate
      (8.58% at December 31, 2000) quarterly payment of
      interest, due November 30, 2001...........................           --          14,959
    Revolving credit bank loans with variable interest rate
      (4.52% at December 31, 2001) quarterly payment of
      interest, due March 15, 2004..............................       12,768              --
    Revolving credit bank loans (Export Sales Facility) with
      variable interest rate (4.75% at December 31, 2001) and
      monthly payment of interest, due July 23, 2004............        1,050              --
                                                                      -------         -------
         Total..................................................       58,568          14,959
         Less current installments..............................       (7,000)             --
                                                                      -------         -------
         Long-term debt.........................................      $51,568         $14,959
                                                                      =======         =======

     The aggregate future maturities of long-term debt for the next five years ended December 31 summarize as follows: 2002--$7.0 million; 2003--$7.0 million; 2004--$20.8 million; 2005--$7.0 million; and 2006--$16.8 million.

     On March 16, 2001, the Company entered into a new credit facility that consisted of a $50.0 million term loan, a $35.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $5.0 million U.K. revolving facility. The term loan matures on March 15, 2006, and each of the revolving facilities matures on March 15, 2004. In October 2001, the Company amended this revolving credit agreement to reduce the borrowing capacity in the U.S. from $35.0 million to $30.0 million, and to increase its borrowing capacity in the U.K. from $5.0 million to $10.0 million. No other material modifications were made to the agreement.

     Amounts borrowed under the term loan bear interest at a rate of 4.25% per annum as of December 31, 2001. Amounts borrowed under the revolving portion of the facility bear interest as follows:

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

     As of December 31, 2001, the Company was in compliance with all restrictive debt covenants. NATCO had letters of credit outstanding under the revolving credit facilities totaling $19.0 million at December 31, 2001. These letters of credit constitute contract performance and warranty collateral and expire at various dates through October 2004.

     The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which borrowings of $1.1 million were outstanding at December 31, 2001. Letters of credit outstanding under the export sales credit facility as of December 31, 2001 totaled $361,000. The export sales credit facility loans are secured by specific project inventory and receivables, are partially guaranteed by the EXIM Bank and mature in July 2004.

     The Company had unsecured letters of credit totaling $944,000 at December 31, 2001.

     On November 20, 1998, a revolving credit and term loan facility was put into place with a syndicate of major international banks. The credit facility provides for a $32.0 million revolving credit line ($22.0 million available in the U.S., $10.0 million available in Canada) to finance eligible accounts receivable and inventories, and a $32.5 million term loan. Indebtedness under the credit facility bears interest at a floating rate based, at the Company's option, upon (i) the Base Rate, or Canadian prime rate with respect to Base Rate Loans, plus the Margin Percentage or (ii) the London Interbank Offered Rate for one, two, three or six months, plus the Margin Percentage. The Margin Percentage for Base Rate and Canadian prime rate loans varies from 1.00% to 0.00% depending on the Company's debt to capitalization ratio; and the Margin Percentage for Eurodollar loans varies from 2.50% to 1.00% depending on the Company's debt to capitalization ratio. The term borrowings mature on November 30, 2003. During October 2000, the Company amended the revolving credit and term loan facility to extend the maturity date of the revolving credit facility to January 1, 2003. These agreements contain affirmative covenants including financial requirements related to minimum net worth, debt to capitalization ratio, and fixed charge coverage ratio, as well as restrictions on NATCO making any distributions of any property or cash to the Company in excess of an agreed sum without prior lender approval, and requires commitment fees in accordance with standard banking practices. The loan was collateralized by substantially all the assets of the Company and its subsidiaries, as well as a guarantee by the Company. As of December 31, 2000, the Company was in compliance with all restrictive covenants.

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

     Dividend Restrictions. With respect to its credit facilities, NATCO has agreed that it will not make any distributions of any property or cash to the Company or its stockholders' in excess of 50% of net income less excess cash flow beginning in 2001. No dividends were declared or paid during the years ended December 31, 2001, 2000 and 1999.

(13) INCOME TAXES

     Income tax expense (benefit) consisted of the following components:

                                                            YEAR            YEAR            YEAR
                                                           ENDED           ENDED           ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            2001            2000            1999
                                                        ------------    ------------    ------------
                                                                       (IN THOUSANDS)
    Current:
      Federal.......................................       $ (240)         $2,569          $   --
      State.........................................          190             206             240
      Foreign.......................................        4,678             959             201
                                                           ------          ------          ------
                                                            4,628           3,734             441
                                                           ------          ------          ------
    Deferred:
      Federal.......................................         (524)          1,279             912
      State.........................................           (9)            167             104
      Foreign.......................................         (200)            165              91
                                                           ------          ------          ------
                                                             (733)          1,611           1,107
                                                           ------          ------          ------
                                                           $3,895          $5,345          $1,548
                                                           ======          ======          ======

     Temporary differences related to the following items that give rise to deferred tax assets and liabilities were as follows:

                                                                    DECEMBER 31,    DECEMBER 31,
                                                                        2001            2000
                                                                    ------------    ------------
                                                                           (IN THOUSANDS)
    Deferred tax assets:
      Postretirement benefit liability..........................      $ 5,138          $5,324
      Accrued liabilities.......................................        3,043           2,585
      Net operating loss carry forward..........................        1,851             559
      Accounts receivable.......................................          298             254
      Property, plant and equipment.............................          234              64
      Foreign tax credit carry forward..........................          699              --
      R&D tax credit carry forward..............................           65              --
                                                                      -------          ------
         Deferred tax assets....................................       11,328           8,786
      Valuation allowance.......................................        1,281              --
                                                                      -------          ------
         Net deferred tax assets................................       10,047           8,786
                                                                      -------          ------
    Deferred tax liabilities:
      Inventory.................................................          732             871
      Property, plant and equipment.............................        1,244             692
      Pension assets............................................           --              69
                                                                      -------          ------
         Total deferred tax liabilities.........................        1,976           1,632
                                                                      -------          ------
         Net deferred tax assets................................      $ 8,071          $7,154
                                                                      =======          ======

     At December 31, 2001, the Company recorded a valuation allowance of $1.3 million related to certain deferred tax assets acquired with the purchase of Axsia in March 2001. No valuation allowance was recorded related to the Company's deferred tax assets during fiscal 2000 because it was the opinion of management that future operations will more likely than not generate sufficient taxable income to realize the deferred tax assets. At December 31, 2001, the Company had net operating loss carry-forwards for federal income tax purposes of $3.1 million that were available to offset future federal income tax through 2021.

     Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 34% to income from continuing operations before income taxes as a result of the following:

                                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            2001            2000            1999
                                                        ------------    ------------    ------------
                                                                       (IN THOUSANDS)
    Income tax expense computed at statutory rate...       $3,148          $4,422          $  744
    State income tax expense (benefit) net of
      federal income tax effect.....................          116             303             262
    Foreign income tax expense (benefit) net of
      federal income tax effect.....................         (635)             75            (204)
    Domestic losses for which no tax benefit is
      currently available...........................          134              --              --
    Foreign losses for which no tax benefit is
      currently available...........................           81             137              91
    Tax benefit of foreign losses not previously
      claimed.......................................           --              --             (39)
    Permanent differences, primarily meals and
      entertainment and amortization................        1,475             641             390
    Deferred state rate adjustment..................           --              --             235
    Foreign tax credit refund claims................         (307)             --              --
    Research and development tax credit.............         (100)           (150)             --
    Other...........................................          (17)            (83)             69
                                                           ------          ------          ------
                                                           $3,895          $5,345          $1,548
                                                           ======          ======          ======

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

(14) STOCKHOLDERS' EQUITY

     CEO Stock Options. In connection with the engagement of the Chief Executive Officer of the Company, the Company granted to him options to purchase National Tank Company common stock that were subsequently converted to options to purchase common stock of the Company. At December 31, 2001 and 2000, these options related to an aggregate of 346,113 shares and 264,363 shares, respectively, of the Company's common stock.

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

     Individual Stock Options. On July 1, 1997, the Board of Directors of the Company approved the exchange of rights outstanding under the National Tank Plan, discussed previously, for individual options to purchase common stock of the Company. Compensation expense was recognized to the extent that the projected fair market value of the stock on the exchange date exceeded the exercise price of the options. Furthermore, additional stock options were granted under this plan with an exercise price equal to the fair market value of the shares on the date of grant. Accordingly, no compensation expense was recorded for these additional grants. The individual stock options granted on July 1, 1997 vested ratably over a period of three or four years. The maximum term of these options was 10 years. At December 31, 2001 and 2000, an aggregate of 527,701 and 764,204 stock options, respectively, remained outstanding under this plan.

     Stock Option Plans. In January 1998 and February 1998, the Company adopted the Directors Compensation Plan and the Employee Stock Incentive Plan. These plans authorize the issuance of options to purchase up to an aggregate of 760,000 shares of Company common stock. The options vest over periods of up to four years. The maximum term under these options is ten years. At December 31, 2001, 2000 and 1999, options relating to an aggregate of 743,920 shares, 743,953 shares and 455,085 shares, respectively, were outstanding under these plans.

     NATCO Group Inc. 2001 Stock Incentive Plan. In November 2000, the Board of Directors of the Company approved and authorized the issuance of up to 300,000 shares of the Company's common stock for the 2000 Employee Stock Option Plan. On May 24, 2001, the Company's stockholders approved the NATCO Group Inc. 2001 Stock Incentive Plan, which superceded and replaced the 2000 Plan in its entirety, and increased the number of shares as to which options or awards may be granted under the plan to a maximum of 1,000,000 shares. At December 31, 2001, options relating to an aggregate of 795,826 shares were outstanding under this plan. No options were outstanding under this plan as of December 31, 2000.

     The following table summarizes the transactions of the Company's stock option plans for the years ended December 31, 2001, 2000 and 1999:

                                                                                        WEIGHTED
                                                                    STOCK OPTIONS       AVERAGE
                                                                       SHARES        EXERCISE PRICE
                                                                    -------------    --------------
    Balance at December 31, 1998................................      1,759,781          $ 3.48
      Granted...................................................        194,167          $ 9.25
      Exercised.................................................       (143,334)         $ 1.51
      Canceled..................................................        (15,417)         $ 7.58
                                                                      ---------          ------
    Balance at December 31, 1999................................      1,795,197          $ 4.35
      Granted...................................................        411,035          $ 9.14
      Exercised.................................................       (674,240)         $ 2.09
      Canceled..................................................        (23,835)         $ 8.39
                                                                      ---------          ------
    Balance at December 31, 2000................................      1,508,157          $ 6.83
      Granted...................................................        815,693          $ 9.13
      Exercised.................................................       (236,503)         $ 1.47
      Canceled..................................................        (19,900)         $10.05
                                                                      ---------          ------
    Balance at December 31, 2001................................      2,067,447          $ 8.31
                                                                      =========
    Price $2.22 (weighted average remaining contractual life of
      1.29 years)...............................................         50,001          $ 2.22
    Price range $5.03--$6.27 (weighted average remaining
      contractual life of 6.62 years)...........................        665,517          $ 5.57
    Price range $7.74--$8.81 (weighted average remaining
      contractual life of 7.51 years)...........................        635,127          $ 8.72
    Price range $10.00--$11.69 (weighted average remaining
      contractual life of 8.38 years)...........................        499,302          $10.09
    Price $12.91 (weighted average remaining contractual life of
      9.40 years)...............................................        217,500          $12.91

                                                                                        WEIGHTED
                                                                    STOCK OPTIONS       AVERAGE
    EXERCISABLE OPTIONS                                                SHARES        EXERCISE PRICE
    -------------------                                             -------------    --------------
    December 31, 1999...........................................      1,382,858          $3.24
    December 31, 2000...........................................        840,969          $4.95
    December 31, 2001...........................................        851,872          $6.95

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined by applying the Black-Scholes Single Option--Reduced Term valuation method. This valuation model requires management to make highly subjective assumptions about volatility of NATCO's common stock, the expected term of outstanding stock options, the Company's risk-free interest rate and expected dividend payments during the contractual life of the options. Volatility of stock prices was evaluated based upon historical data from the New York Stock Exchange from the date of the initial public offering, January 28, 2000, to February 1, 2002. Volatility was calculated at 52% as of December 31, 2001, but was stepped-down by 10% per year for the next four years to reflect expected stabilization. The following table summarizes other assumptions used to determine pro forma compensation expense under SFAS No. 123 as of December 31, 2001:

    DATE OF GRANT          NUMBER OF OPTIONS   EXPECTED OPTION LIFE   RISK-FREE RATE
    -------------          -----------------   --------------------   --------------
    Pre-IPO                     715,535         7 to 7.5 years        5.97% - 6.40%
    Pre-IPO                     360,469             5 years           5.29% - 6.31%
    Post-IPO                    564,950             7 years           4.83% - 6.65%
    Post-IPO                    426,493            3.5 years          3.06% - 6.60%

     Risk-free rates were determined based upon U.S. Treasury obligations as of the option date and outstanding for a similar term. The Company does not intend to pay dividends on its common stock during the term of the options outstanding as of December 31, 2001.

     For the year ended December 31, 1999, the Company accounted for its employee stock options under the minimum value method permitted by SFAS No. 123 under the assumptions of a risk free rate of 5.5% and an expected life of options of 10 years for options issued after March 31, 1998. For options issued prior to March 31, 1998, the risk free rate of return used was 7% and the expected life used was 7.5 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            2001            2000            1999
                                                        ------------    ------------    ------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Net earnings--as reported.......................       $5,363          $7,671          $ 641
    Net earnings--pro forma.........................       $4,572          $7,106          $ 276
    Earnings per share--as reported.................       $ 0.34          $ 0.51          $0.06
    Earnings per share--pro forma...................       $ 0.29          $ 0.47          $0.03

     Because SFAS No. 123 requires pro forma amounts for options granted beginning in 1995, the pro forma expense will likely increase in future years as the new option grants become subject to the pricing model.

Preferred Stock Purchase Rights

     In May 1998, the Board of Directors of the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock and for each share of common stock thereafter issued prior to the time the rights become exercisable. When the rights become exercisable, each right will entitle the holder to purchase one one-hundredth of one share of Series A Junior Participating Preferred Stock at a price of $72.50 in cash. Until the rights become exercisable, they will be evidenced by the certificates or ownership of NATCO's common stock, and they will not be transferable apart from the common stock.

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

(15) CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 2000, NATCO recorded the cumulative effect of a change in accounting principle related to gains and losses on postretirement benefit obligation. Prior to December 31, 2000, gains and losses that resulted from experience or assumption changes were recorded as a charge to current income in the period of the change. Under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," NATCO revised its method of accounting for these gains and losses to amortize the net gain or loss that exceeds 10% of the Company's adjusted postretirement benefit obligation over the remaining life expectancy of the plan participants. The newly adopted accounting principle is preferable in the circumstances because the deferral of unrealized gains and losses is more common in practice and results in less volatility in net periodic postretirement benefit cost. A gain of $10,000, net of tax, was recorded in the consolidated statement of income as of December 31, 2000, as a result of this change in accounting principle. The pro forma impact on earnings of this change for the year ended December 31, 1999 was a reduction of $598,000. See Note 16, Pension and Other Postretirement Benefits.

(16) PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company has adopted SFAS No. 132, which revised disclosures about pension and other postretirement benefit plans. Disclosures regarding pension benefits represent the plan for certain union employees of a foreign subsidiary. Disclosures regarding postretirement benefits represent health care and life insurance benefits for employees who were retired when the Company was acquired from C-E.

     In December 1999, the Company entered into an agreement with Tyler and Capricorn Investors L.P., through which the Company assumed responsibility for the retired employee health and life insurance obligations of Tyler. The liability accrued with respect to these obligations, as determined by an independent actuarial firm, was $1.1 million. In consideration of this agreement, Tyler paid the Company $475,000 in cash and assigned a portion of the federal income tax refund due to Tyler in the amount of approximately $600,000. Tyler remitted $600,000 in January 2000 as settlement of this arrangement.

     In December 2000, NATCO changed the method used to record gains and losses on its postretirement benefit obligation, which resulted in a gain of $10,000, net of tax, for the year ended December 31, 2000, and an unrecognized loss of $1.5 million. See Note 15, Change in Accounting Principle.

     On May 1, 2001, the Company amended a postretirement benefit plan that provided medical and dental coverage to retirees of a predecessor company. Under the amended plan, retirees bear additional costs of coverage. Significant plan changes include higher deductibles, prescription coverage under a drug card program and the elimination of dental benefits. As of July 1, 2001, the Company obtained a third-party valuation of its liability under this plan arrangement, as amended. Based upon this valuation, the effect of this amendment was a $6.4 million reduction in the Company's postretirement benefit liability. As of December 31, 2001, a cumulative unrecognized loss of $3.6 million existed related to this postretirement benefit plan. In accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the benefit associated with the plan amendment will be amortized to income as a prior service cost adjustment over the remaining life expectancy of the plan participants. Additionally, the cumulative unrecognized loss will be amortized to expense over the remaining life expectancy of the plan participants.

     In November 2001, the Company agreed to maintain benefits at pre-amendment levels for a specified class of retirees in exchange for expense reimbursement from the former sponsor of the postretirement benefit plan. The agreement requires reimbursement of $79,000 per year for each of the four succeeding years. Pursuant to this arrangement, the Company received $79,000 as reimbursement of postretirement benefit expenses for 2001, and recorded a receivable for the present value of the future benefits of $291,000.

     In August 2001, the participants of the Canadian pension plan voted to terminate contributions to the plan and receive actuarially determined cash distributions. As of December 31, 2001, the Company had not formally announced the termination of the pension plan, and continued to fund the plan based upon plan provisions.

     The following table sets forth the plan's benefit obligation, fair value of plan assets, and funded status at December 31, 2001 and 2000.

                                                  PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                             ---------------------------   ---------------------------
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 2001           2000           2001           2000
                                             ------------   ------------   ------------   ------------
                                                                  (IN THOUSANDS)
    CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at beginning of the
      period...............................      $610           $604         $ 16,064       $ 15,853
    Cumulative effect of change in
      accounting principle.................        --             --               --            (17)
    Service cost...........................        35             42               --             --
    Interest cost..........................        41             47            1,006          1,287
    Participant and prior sponsor
      contributions........................        --             --              533            127
    Actuarial (gain) loss..................        49            (33)           2,338          1,475
    Foreign currency exchange rate
      differences..........................       (38)           (23)              --             --
    Contribution from former plan holder...        --             --                              --
                                                                                 ----
    Plan amendment.........................        --             --           (6,422)            --
    Benefit payments.......................       (18)           (27)          (1,933)        (2,661)
                                                 ----           ----         --------       --------
    Benefit obligation at end of period....      $679           $610         $ 11,586       $ 16,064
                                                 ====           ====         ========       ========
    CHANGE IN FAIR VALUE OF PLAN ASSETS
    Fair value of plan assets at beginning
      of period............................      $732           $674         $     --       $     --
    Actual return on plan assets...........        50             48               --             --
    Foreign currency exchange rate
      differences..........................       (40)           (26)              --             --
    Employer contributions.................        25             48            1,400          2,534
    Participant and prior sponsor
      contributions........................        --             --              533            127
    Experience gain/(loss).................      (125)            15                              --
                                                                                 ----
    Benefit payments.......................       (18)           (27)          (1,933)        (2,661)
                                                 ----           ----         --------       --------
    Fair value of plan assets at end of
      period...............................       624            732               --             --
                                                 ----           ----         --------       --------
    Funded status..........................       (55)           122          (11,586)       (16,064)
    Unrecognized loss......................        --             --            3,639          1,475
    Unrecognized prior service cost........        --             --           (6,130)            --
    Unrecognized experience loss...........       250             89               --             --
                                                 ----           ----         --------       --------
    Prepaid (accrued) benefit cost.........      $195           $211         $(14,077)      $(14,589)
                                                 ====           ====         ========       ========
    WEIGHTED AVERAGE ASSUMPTIONS
    Discount rate..........................      6.25%           7.0%             7.5%           7.5%
    Expected return on plan assets.........       7.0%           7.0%             N/A            N/A
    Rate of compensation increase..........       N/A            N/A              N/A            N/A
    Health care trend rates................        --             --         4.5%-8.5%    4.5%- 6.75%
    COMPONENTS OF NET PERIODIC BENEFIT
      COST:
    Service cost...........................      $ 35           $ 42         $     --       $     --
    Unrecognized prior service cost........        --             --             (292)            --

                                                  PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                             ---------------------------   ---------------------------
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 2001           2000           2001           2000
                                             ------------   ------------   ------------   ------------
                                                                  (IN THOUSANDS)
    Interest cost..........................        41             47            1,006          1,287
    Unrecognized loss......................        --             --              174             --
    Recognized gains.......................       (49)           (38)              --             --
                                                 ----           ----         --------       --------
    Net periodic benefit cost..............      $ 27           $ 51         $    888       $  1,287
                                                 ====           ====         ========       ========
                                                                            1% Increase   1% Increase
    Effect on interest cost component......                                  $     82       $     89
    Effect on the health care component of
      the accumulated postretirement
      benefit obligation...................                                  $    975       $  1,261

     Defined Contribution Plans. The Company and its subsidiaries each have defined contribution pension plans covering substantially all nonunion hourly and salaried employees who have completed three months of service. Employee contributions of up to 3% of each covered employee's compensation are matched 100% by the Company, with an additional 2% of covered employee's compensation matched at 50%. In addition, the Company may make discretionary contributions as profit sharing contributions. Company contributions to the plan totaled $1.8 million, $1.4 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(17) OPERATING LEASES

     The Company and its subsidiaries lease various facilities and equipment under non-cancelable operating lease agreements. These leases expire on various dates through September 2006, excluding a lease arrangement for a facility at Axsia that requires lease commitments until the facility is sublet to another party. Future minimum lease payments required under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2001, were as follows: 2002--$3.9 million, 2003--$3.3 million, 2004--$2.7 million, 2005--$811,000, and 2006--$674,000. Total expense for operating leases for the years ended December 31, 2001, 2000 and 1999 was $5.3 million, $4.4 million and $3.5 million, respectively.

     For a discussion of lease and rental income, see Note 7, Property, Plant and Equipment, net.

(18) RELATED PARTIES

     The Company paid Capricorn Management, G.P., an affiliate company of Capricorn Holdings, Inc., for administrative services, which included office space and parking in Connecticut for the Company's Chief Executive Officer, reception, telephone, computer services and other normal office support relating to that space. Mr. Herbert S. Winokur, Jr., one of the Company's directors, is the Chairman and Chief Executive Officer of Capricorn Holdings, Inc., and directly or indirectly controls approximately 31% of the Company's common stock. In addition, the Company's Chief Executive Officer, Mr. Gregory, is a non-salaried member in Capricorn Holdings LLC, the general partner of Capricorn Investors II, L.P., a private investment partnership. Capricorn Investors II, L.P. controls approximately 20% of the Company's common stock. Fees paid to Capricorn Management totaled $85,000, $75,000 and $75,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Commencing October 1, 2001, the fee increased to $28,750 per quarter due primarily to upward adjustments in Capricorn Management's underlying lease for office space; this increase was reviewed and approved by the Audit Committee of the Company's Board of Directors. As of December 31, 1999, the Company recorded a receivable from Capricorn Management for $5,000 related to expenses paid on its behalf. No receivable existed at December 31, 2001 or 2000.

     For the year ended December 31, 1999, PTH paid $84,000 to the Company for tax consulting and analysis services. No receivable from PTH existed at December 31, 2001 or 2000, as the tax consulting arrangement terminated during January 2000.

     During 1997, the Company loaned $1.5 million (at a rate of 10% per annum) to a director of the Company who was also an affiliate of Capricorn Holdings Inc. In March 1998, the related promissory note was amended to change the interest rate to 11% per annum. The principal was due on the date on which Capricorn Investors L.P. distributed its holding of NATCO common stock to its partners. During 1998, NATCO acquired an option at a cost of $200,000 to purchase 173,050 shares of its common stock from the director at a price of $8.81 per share. At NATCO's option, the note could be repaid with shares of the Company's common stock. The cost to acquire the option was recorded as treasury stock in the accompanying consolidated balance sheet. A note arrangement with a director, recorded as a $1.9 million current asset at December 31, 1999, was partially settled during February 2000, when the Company exercised an option to purchase 173,050 shares of its common stock from this director at a cost of $1.5 million. The remaining balance of the note was repaid during June 2000.

     Under the terms of an employment agreement in effect prior to 1999, the Company loaned its Chief Executive Officer $1.2 million in July 1999 to purchase 136,832 shares of common stock. During February 2000, after the Company completed an initial public offering of its Class A common stock, NATCO paid this executive officer a bonus equal to the principal and interest accrued under this note arrangement and recorded compensation expense of $1.3 million. The officer used the proceeds of this settlement, net of tax, to repay the Company approximately $665,000. The remaining loan balance and accrued interest was $651,000 at December 31, 2001, and continues to accrue interest at 6% annually. In addition, on October 27, 2000, the Company's board of directors agreed to provide a full recourse loan to this executive officer to facilitate the exercise of certain outstanding stock options. This loan matures on July 31, 2003, and provides interest stated at the Company's then-current borrowing rate, and principal equal to the cost to exercise the options plus any personal tax burdens that result from the exercise. As of December 31, 2001, the balance of the note (principal and accrued interest) due from this officer under these loan arrangements was $3.3 million. See Note 5, Unusual Charges.

     During December 1999, the Company assumed the postretirement pension liability of a former affiliate, Tyler. In February 2000, the Company received $600,000 from Tyler as settlement of an agreement entered into between Tyler, Capricorn Investors L.P. and the Company, whereby the Company assumed responsibility for the retired employee health and life insurance obligations of Tyler. See Note 16, Pension and Other Postretirement Benefits.

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

(20) CHANGE IN ACCOUNTING ESTIMATE

     During April 2000, the Company extended the service life of a carbon dioxide gas-processing plant based upon the extension of an agreement to operate the facility. The effect on net income and basic and diluted earnings per share before the cumulative effect of a change in accounting principle was an increase of $305,000 and $.02, respectively, for the year ended December 31, 2000.

(21) LITIGATION

     The Company is a party to various routine legal proceedings. These primarily involve commercial claims, products liability claims and workers' compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of all of these proceedings, even if determined adversely, would not have a material adverse effect on our business or financial condition.

(22) INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

     The Company has adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments (described below) since the long-term financial performance of these reportable segments is affected by similar economic conditions.

     In the first quarter of 2001, the Company changed the presentation of its reportable segments by combining the traditional production equipment and services business segment with the NATCO Canada business segment, to form the North American Operations business segment. This change has been retroactively reflected in all periods presented.

     North American Operations: This segment consists of the U.S. Sales & Service business unit and the Company's Canadian subsidiary. The U.S. Sales & Service business unit designs, engineers, manufactures, and provides start-up services for production equipment, which is generally less complex than those units provided by Engineered Systems, and provides replacement parts, field and shop servicing of equipment, and used equipment refurbishing. NATCO Canada provides design, engineering, manufacturing and start-up services for production equipment, as well as replacement parts, field and shop servicing of equipment and used equipment refurbishing. NATCO Canada also provides selective manufacturing services for the Engineered Systems segment. The principal market for the U.S. Sales & Service business unit is the U.S. onshore and offshore market and the international market. Customers include major multi-national, independent and national or state-owned companies. The principal markets for NATCO Canada are the oil and gas producing regions of Canada. Customers include major multi-national and independent companies.

     Engineered Systems: This segment consists of five business units; U.S. Engineered Systems, NTC Technical Services, NATCO Japan, NATCO Venezuela and Axsia, that provide design, engineering, manufacturing and start-up services for engineered process systems. The principal markets for this segment include all major oil and gas producing regions of the world including North America, South America, Europe, the Middle East, Africa and the Far East. Customers include major multi-national, independent and national or state-owned companies.

     Automation and Control Systems: TEST is the sole business unit reported in this segment. This unit designs, manufactures, installs and services instrumentation and electrical control systems. The principal markets for this segment include all major oil and gas producing regions of the world including North America, South America, Europe, Kazakhstan, Africa and the Far East. Customers include major multi-national, independent and national or state-owned companies. This segment was formerly named instrumentation and electrical systems.

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

                                                      NORTH                   AUTOMATION
                                                     AMERICAN    ENGINEERED   & CONTROL    CORPORATE &
                                                    OPERATIONS    SYSTEMS      SYSTEMS     ELIMINATIONS   CONSOLIDATED
                                                    ----------   ----------   ----------   ------------   ------------
                                                                        (UNAUDITED, IN THOUSANDS)
    DECEMBER 31, 2001
      Revenues from unaffiliated customers........   $144,366     $ 98,273     $43,943            --        $286,582
      Inter-company revenues......................   $  5,180     $    748     $ 3,750       $(9,678)             --
      Segment profit (loss).......................   $ 12,589     $ 11,210     $ 4,718       $(5,947)       $ 22,570
      Total assets................................   $ 98,767     $104,541     $17,708       $11,735        $232,751
      Capital expenditures........................   $  5,906     $  2,998     $   465       $   654        $ 10,023
      Depreciation and amortization...............   $  3,590     $  3,770     $   501       $   282        $  8,143
    DECEMBER 31, 2000
      Revenues from unaffiliated customers........   $118,371     $ 67,535     $38,646            --        $224,552
      Inter-company revenues......................   $  5,374     $    286     $ 4,115       $(9,775)             --
      Segment profit (loss).......................   $  7,632     $ 13,978     $ 4,184       $(4,983)       $ 20,811
      Total assets................................   $ 88,621     $ 34,811     $20,512       $ 9,182        $153,126
      Capital expenditures........................   $  2,323     $  5,316     $   246       $   252        $  8,137
      Depreciation and amortization...............   $  2,965     $  1,460     $   526       $   160        $  5,111
    DECEMBER 31, 1999
      Revenues from unaffiliated customers........   $ 79,659     $ 50,792     $39,497            --        $169,948
      Inter-company revenues......................   $  2,686     $  1,726     $ 2,346       $(6,758)             --
      Segment profit (loss).......................   $  3,460     $  5,357     $ 4,577       $(3,492)       $  9,902
      Total assets................................   $ 48,428     $ 26,128     $18,438       $13,836        $106,830
      Capital expenditures........................   $  3,168     $    152     $   295       $   (22)       $  3,593
      Depreciation and amortization...............   $  2,914     $  1,095     $   545       $   127        $  4,681

     The Company's geographic data for continuing operations for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                  UNITED              UNITED              CORPORATE &
                                                  STATES    CANADA    KINGDOM    OTHER    ELIMINATIONS   CONSOLIDATED
                                                 --------   -------   -------   -------   ------------   ------------
                                                                      (UNAUDITED, IN THOUSANDS)
    DECEMBER 31, 2001
      Revenues from unaffiliated customers.....  $190,034   $28,746   $50,854   $16,948     $    --        $286,582
      Inter-company revenues...................     5,263     3,765      650         --      (9,678)             --
                                                 --------   -------   -------   -------     -------        --------
      Revenues.................................  $195,297   $32,511   $51,504   $16,948     $(9,678)       $286,582
                                                 --------   -------   -------   -------     -------        --------
      Operating income (loss)..................  $ 13,634   $   589   $12,769   $ 1,525     $(5,947)       $ 22,570
      Total assets.............................  $131,007   $21,071   $71,407   $ 9,266     $    --        $232,751
    DECEMBER 31, 2000
      Revenues from unaffiliated customers.....  $177,878   $36,266   $1,631    $ 8,777     $    --        $224,552
      Inter-company revenues...................     5,724     4,051       --         --      (9,775)             --
                                                 --------   -------   -------   -------     -------        --------
      Revenues.................................  $183,602   $40,317   $1,631    $ 8,777     $(9,775)       $224,552
                                                 --------   -------   -------   -------     -------        --------
      Operating income (loss)..................  $ 22,167   $ 2,716   $ (166)   $ 1,077     $(4,983)       $ 20,811
      Total assets.............................  $129,525   $20,792   $  295    $ 2,514     $    --        $153,126
    DECEMBER 31, 1999
      Revenues from unaffiliated customers.....  $138,203   $18,240   $3,416    $10,089     $    --        $169,948
      Inter-company revenues...................     4,697     1,517       53        491      (6,758)             --
                                                 --------   -------   -------   -------     -------        --------
      Revenues.................................  $142,900   $19,757   $3,469    $10,580     $(6,758)       $169,948
                                                 --------   -------   -------   -------     -------        --------
      Operating income (loss)..................  $ 12,408   $    59   $  228    $ 1,255     $(4,048)       $  9,902
      Total assets.............................  $ 86,173   $15,306   $1,520    $ 3,831     $    --        $106,830

     Equipment for large international projects is generally manufactured in the U.S. Therefore, revenues and results of operations related to these projects were presented as derived from the United States for purposes of this geographic presentation.

     Corporate expenses consist of corporate overhead and research and development expenses.

(23) QUARTERLY DATA

     The following tables summarize unaudited quarterly information for the years ended December 31, 2001, 2000 and 1999:

                                                                         2001
                                                  ---------------------------------------------------
                                                                 FOR THE QUARTER ENDED
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                  ---------   --------   -------------   ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Revenues, net...............................   $62,910    $82,559       $74,522        $66,591
    Gross profit................................    15,993     20,305        20,617         19,155
    Net income..................................   $ 1,376    $   520       $ 1,767        $ 1,700
                                                   -------    -------       -------        -------
    Basic earnings per share....................   $  0.09    $  0.03       $  0.11        $  0.11
                                                   -------    -------       -------        -------
    Fully diluted earnings per share............   $  0.09    $  0.03       $  0.11        $  0.11
                                                   -------    -------       -------        -------
                                                                                                 2000
                                                  ---------------------------------------------------
    Revenues, net...............................   $51,855    $55,935       $60,244        $56,518
    Gross profit................................    13,118     16,178        16,265         16,234
    Income before cumulative effect.............   $   194    $ 2,471       $ 2,637        $ 2,359
                                                   -------    -------       -------        -------
    Basic earnings per share....................   $  0.01    $  0.17       $  0.18        $  0.16
                                                   -------    -------       -------        -------
    Fully diluted earnings per share............   $  0.01    $  0.16       $  0.18        $  0.16
                                                   -------    -------       -------        -------
                                                                                                 1999
                                                  ---------------------------------------------------
    Revenues, net...............................   $42,142    $44,019       $39,733        $44,054
    Gross profit................................     9,119     11,203        10,670         11,347
    Net income (loss)...........................   $  (214)   $   504       $   112        $   239
                                                   -------    -------       -------        -------
    Basic earnings (loss) per share.............   $ (0.02)   $  0.06       $  0.01        $  0.02
                                                   -------    -------       -------        -------
    Fully diluted earnings (loss) per share.....   $ (0.02)   $  0.05       $  0.01        $  0.02
                                                   -------    -------       -------        -------

(24) OFFICE CLOSURE

     Prior to 1997, the Company began winding down the operations of NATCO U.K. Ltd. These activities include transferring the net assets and employees at the Company's parts and service business to a new U.S. subsidiary, NATCO London, Inc., and resolving pending severance, office closure and leasehold issues. During 1999, the Company reached favorable settlements related to various amounts owed to and by customers and vendors related to a number of contracts entered into between 1993 and 1995. An accrual for the costs associated with these various claims had been made during fiscal years 1995 through 1998 based on the best available information at that time. As a result of favorable settlements, the Company revised its previous estimates and reversed $314,000 of these accruals during the year ended December 31, 1999.

(25) NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations." This standard requires that any business combination initiated after June 30, 2001 be accounted for using the purchase method of accounting. This standard became effective on July 1, 2001. The Company does not expect this pronouncement to have a material effect on its financial condition or results of operations.

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

(26) SUBSEQUENT EVENTS

     On January 1, 2002, all outstanding shares of the Company's Class B common stock, 334,719 shares, were converted to Class A common stock, on a share for share basis, in accordance with the terms under which the Class B shares were issued.

     In February 2002, the Company borrowed $1.5 million from Wells Fargo Bank N.A. under a promissory note arrangement that requires quarterly principal and interest payments over a five-year term beginning May 2002, with interest accruing at a variable rate of LIBOR + 3.25%. This obligation was collateralized by the Magnolia manufacturing facility that was purchased in 2001.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on our directors is set forth in the section entitled "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002, which section is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information for this item is set forth in the section entitled "Director and Executive Management Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002, which section is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning security ownership of certain beneficial owners and management is set forth in the sections entitled "Voting Securities and Principal Holders Thereof" and "Security Ownership of Management" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002, which sections are incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions is included under the caption "Certain Relationships and Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002, which sections are incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

                                                                       PAGE
                                                                       ----
         (1) Financial Statements
                   Independent Auditors' Report......................   34
                   Consolidated Balance Sheets.......................   35
                   Consolidated Statements of Operations.............   36
                   Consolidated Statements of Stockholders'
                     Equity and Comprehensive Income.................   37
                   Consolidated Statements of Cash Flows.............   38
                   Notes to Consolidated Financial Statements........   39
         (2) Financial Statement Schedules
              No schedules have been included herein because the
              information required to be submitted has been included
              in the Company's Consolidated Financial Statements or
              the notes thereto, or the required information is
              inapplicable.
         (3) Index of Exhibits
              (a) See index of Exhibits for a list of those exhibits
                  filed herewith, which index also includes and
                  identifies management contracts or compensatory
                  plans or arrangements required to be filed as
                  exhibits to this Form 10-K by Item 601 (10) (iii)
                  of Regulation S-K.
              (b) Reports on Form 8-K. We filed no reports on Form
                  8-K during the fourth quarter of 2001.
              (c) Index of Exhibits

                     EXHIBIT NUMBER                              DESCRIPTION
                     --------------                              -----------
                           2.1        --   Amended and Restated Agreement and Plan of Merger dated
                                           November 17, 1998 but effective March 26, 1998 among
                                           the Company, NATCO Acquisition Company, National Tank
                                           Company and The Cynara Company (incorporated by
                                           reference to Exhibit 2.1 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                           2.2        --   Stock Purchase Agreement dated as of May 7, 1997 among
                                           Enterra Petroleum Equipment Group, Inc., National Tank
                                           Company and Weatherford Enterra, Inc. (incorporated by
                                           Reference to Exhibit 2.2 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).

                     EXHIBIT NUMBER                              DESCRIPTION
                     --------------                              -----------
                           3.1        --   Restated Certificate of Incorporation of the Company,
                                           as amended by Certificate of Amendment dated November
                                           18, 1998 and Certificate of Amendment dated November
                                           29, 1999 (incorporated by reference to Exhibit 3.1 of
                                           the Company's Registration Statement No. 333-48851 on
                                           Form S-1).
                           3.2        --   Certificate of Designations of Series A Junior
                                           Participating Preferred Stock (incorporated by
                                           reference to Exhibit 3.2 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                           3.3        --   Amended and Restated Bylaws of the Company, as amended
                                           (incorporated by reference to Exhibit 3.3 of the
                                           Company's Quarterly Report on Form 10Q for the period
                                           ended March 31, 2000).
                           4.1        --   Specimen Common Stock certificate (incorporated by
                                           reference to Exhibit 4.1 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                           4.2        --   Rights Agreement dated as of May 15, 1998 by and among
                                           the Company and ChaseMellon Shareholder Services,
                                           L.L.C., as Rights Agent (incorporated by reference to
                                           Exhibit 4.2 of the Company's Registration Statement No.
                                           333-48851 on Form S-1).
                           4.3        --   Registration Rights Agreement dated as of November 18,
                                           1998 among the Company and Capricorn Investors, L.P.
                                           and Capricorn Investors II, L.P. (incorporated by
                                           reference to Exhibit 4.3 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                           4.4        --   Registration Rights Agreement dated as of November 18,
                                           1998 among the Company and the former stockholders of
                                           The Cynara Company (incorporated by reference to
                                           Exhibit 4.4 of the Company's Registration Statement No.
                                           333-48851 on Form S-1).
                          10.1**      --   Directors Compensation Plan (incorporated by reference
                                           to Exhibit 10.1 of the Company's Registration Statement
                                           No. 333-48851 on Form S-1).
                          10.2**      --   Form on Nonemployee Director's Option Agreement
                                           (incorporated by reference to Exhibit 10.2 of the
                                           Company's Registration Statement No. 333-48851 on Form
                                           S-1).
                          10.3**      --   Employee Stock Incentive Plan (incorporated by
                                           reference to Exhibit 10.3 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                          10.4**      --   Form of Nonstatutory Stock Option Agreement
                                           (incorporated by reference to Exhibit 10.24 to the
                                           Company's Registration Statement No. 333-48851 on Form
                                           S-1).
                          10.6        --   Service and Reimbursement Agreement dated as of July 1,
                                           1997 between the Company and Capricorn Management, G.P.
                                           (incorporated by reference to Exhibit 10.6 of the
                                           Company's Registration Statement No. 333-48851 on Form
                                           S-1).
                          10.7**      --   Form of Indemnification Agreement between the Company
                                           and its officers and directors (incorporated by
                                           reference to Exhibit 10.9 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).

                     EXHIBIT NUMBER                              DESCRIPTION
                     --------------                              -----------
                          10.8        --   Securities Exchange Agreement dated as of March 5, 1998
                                           by and among the Company, Capricorn Investors, L.P. and
                                           Capricorn Investors II, L.P. (incorporated by reference
                                           to Exhibit 10.10 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                          10.10**     --   Employment Agreement dated as of July 31, 1997 between
                                           the Company and Nathaniel A. Gregory, as amended as of
                                           July 12, 1999 (incorporated by reference to Exhibit
                                           10.12 of the Company's Registration Statement No.
                                           333-48851 on Form S-1).
                          10.11       --   Stockholder's Agreement dated as of November 18, 1998
                                           among the Company, Capricorn Investors, L.P., Capricorn
                                           Investors II, L.P. and the former stockholders of The
                                           Cynara Company (incorporated by reference to Exhibit
                                           10.19 of the Company's Registration Statement No.
                                           333-48851 on Form S-1).
                          10.12**     --   Change of Control Policy dated as of September 28, 1999
                                           (incorporated by reference to Exhibit 10.20 of the
                                           Company's Registration Statement No. 333-48851 on Form
                                           S-1).
                          10.13**     --   Severance Pay Summary Plan Description (incorporated by
                                           reference to Exhibit 10.21 of the Company's
                                           Registration Statement No. 333-48851 on Form S-1).
                          10.14       --   Loan Agreement ($22,000,000 U.S. Revolving Loan
                                           Facility, $10,000,000 Canadian Revolving Loan Facility
                                           and $32,500,000 Term Loan Facility) dated as of
                                           November 20, 1998 among National Tank Company, NATCO
                                           Canada, Ltd., Chase Bank of Texas, National
                                           Association, The Bank of Nova Scotia and the other
                                           lenders parties thereto and joined in by NATCO Group,
                                           Inc., as amended (incorporated by reference to Exhibit
                                           10.22 to the Company's Registration Statement No.
                                           333-48851 on Form S-1).
                          10.15       --   International Revolving Loan Agreement dated as of June
                                           30, 1997 between National Tank Company and Texas
                                           Commerce Bank, National Association, as amended
                                           (incorporated by reference to Exhibit 10.23 to the
                                           Company's Registration Statement No. 333-48851 on Form
                                           S-1).
                          18.1        --   Letter Regarding Change in Accounting Principle
                          21.1*       --   List of Subsidiaries

---------------

 * Included herewith
** Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 28th day of March 2002.

                                          NATCO GROUP INC.
                                          (Registrant)

                                               /s/ NATHANIEL A. GREGORY
                                          By:
                                          --------------------------------------

                                            Nathaniel A. Gregory
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated, on March 28th, 2002.

                 SIGNATURE                                            TITLE
                 ---------                                            -----

          /s/ NATHANIEL A. GREGORY                 Chairman of the Board and Chief Executive
--------------------------------------------       Officer (Principal Executive Officer)
            Nathaniel A. Gregory

          /s/ PATRICK M. MCCARTHY                  Director and President
--------------------------------------------
            Patrick M. McCarthy

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

             /s/ RYAN S. LILES                     Vice President and Controller (Principal
--------------------------------------------       Accounting Officer)
               Ryan S. Liles

             /s/ KEITH K. ALLAN                    Director
--------------------------------------------
               Keith K. Allan

             /s/ HOWARD I. BULL                    Director
--------------------------------------------
               Howard I. Bull

             /s/ JOHN U. CLARKE                    Director
--------------------------------------------
               John U. Clarke

         /s/ GEORGE K. HICKOX, JR.                 Director
--------------------------------------------
           George K. Hickox, Jr.

        /s/ HERBERT S. WINOKUR, JR.                Director
--------------------------------------------
          Herbert S. Winokur, Jr.

                                 EXHIBIT INDEX

  EXHIBIT NUMBER                                DESCRIPTION
  --------------                                -----------
        2.1        --   Amended and Restated Agreement and Plan of Merger dated
                        November 17, 1998 but effective March 26, 1998 among the
                        Company, NATCO Acquisition Company, National Tank Company
                        and The Cynara Company (incorporated by reference to Exhibit
                        2.1 of the Company's Registration Statement No. 333-48851 on
                        Form S-1).
        2.2        --   Stock Purchase Agreement dated as of May 7, 1997 among
                        Enterra Petroleum Equipment Group, Inc., National Tank
                        Company and Weatherford Enterra, Inc. (incorporated by
                        Reference to Exhibit 2.2 of the Company's Registration
                        Statement No. 333-48851 on Form S-1).
        3.1        --   Restated Certificate of Incorporation of the Company, as
                        amended by Certificate of Amendment dated November 18, 1998 and Certificate of Amendment dated November 29, 1999
                        (incorporated by reference to Exhibit 3.1 of the Company's
                        Registration Statement No. 333-48851 on Form S-1).
        3.2        --   Certificate of Designations of Series A Junior Participating
                        Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement No. 333-48851 on Form
                        S-1).
        3.3        --   Amended and Restated Bylaws of the Company, as amended
                        (incorporated by reference to Exhibit 3.3 of the Company's
                        Quarterly Report on Form 10Q for the period ended March 31,
                        2000).
        4.1        --   Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No.
                        333-48851 on Form S-1).
        4.2        --   Rights Agreement dated as of May 15, 1998 by and among the
                        Company and ChaseMellon Shareholder Services, L.L.C., as
                        Rights Agent (incorporated by reference to Exhibit 4.2 of
                        the Company's Registration Statement No. 333-48851 on Form
                        S-1).
        4.3        --   Registration Rights Agreement dated as of November 18, 1998 among the Company and Capricorn Investors, L.P. and
                        Capricorn Investors II, L.P. (incorporated by reference to
                        Exhibit 4.3 of the Company's Registration Statement No.
                        333-48851 on Form S-1).
        4.4        --   Registration Rights Agreement dated as of November 18, 1998 among the Company and the former stockholders of The Cynara
                        Company (incorporated by reference to Exhibit 4.4 of the
                        Company's Registration Statement No. 333-48851 on Form S-1).
       10.1**      --   Directors Compensation Plan (incorporated by reference to
                        Exhibit 10.1 of the Company's Registration Statement No.
                        333-48851 on Form S-1).
       10.2**      --   Form on Nonemployee Director's Option Agreement
                        (incorporated by reference to Exhibit 10.2 of the Company's
                        Registration Statement No. 333-48851 on Form S-1).
       10.3**      --   Employee Stock Incentive Plan (incorporated by reference to
                        Exhibit 10.3 of the Company's Registration Statement No.
                        333-48851 on Form S-1).
       10.4**      --   Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Company's Registration
                        Statement No. 333-48851 on Form S-1).
       10.6        --   Service and Reimbursement Agreement dated as of July 1, 1997 between the Company and Capricorn Management, G.P.
                        (incorporated by reference to Exhibit 10.6 of the Company's
                        Registration Statement No. 333-48851 on Form S-1).
       10.7**      --   Form of Indemnification Agreement between the Company and
                        its officers and directors (incorporated by reference to
                        Exhibit 10.9 of the Company's Registration Statement No.
                        333-48851 on Form S-1).
       10.8        --   Securities Exchange Agreement dated as of March 5, 1998 by and among the Company, Capricorn Investors, L.P. and
                        Capricorn Investors II, L.P. (incorporated by reference to
                        Exhibit 10.10 of the Company's Registration Statement No.
                        333-48851 on Form S-1).

  EXHIBIT NUMBER                                DESCRIPTION
  --------------                                -----------
       10.10**     --   Employment Agreement dated as of July 31, 1997 between the
                        Company and Nathaniel A. Gregory, as amended as of July 12,
                        1999 (incorporated by reference to Exhibit 10.12 of the
                        Company's Registration Statement No. 333-48851 on Form S-1).
       10.11       --   Stockholder's Agreement dated as of November 18, 1998 among the Company, Capricorn Investors, L.P., Capricorn Investors
                        II, L.P. and the former stockholders of The Cynara Company
                        (incorporated by reference to Exhibit 10.19 of the Company's
                        Registration Statement No. 333-48851 on Form S-1).
       10.12**     --   Change of Control Policy dated as of September 28, 1999
                        (incorporated by reference to Exhibit 10.20 of the Company's
                        Registration Statement No. 333-48851 on Form S-1).
       10.13**     --   Severance Pay Summary Plan Description (incorporated by
                        reference to Exhibit 10.21 of the Company's Registration
                        Statement No. 333-48851 on Form S-1).
       10.14       --   Loan Agreement ($22,000,000 U.S. Revolving Loan Facility,
                        $10,000,000 Canadian Revolving Loan Facility and $32,500,000
                        Term Loan Facility) dated as of November 20, 1998 among
                        National Tank Company, NATCO Canada, Ltd., Chase Bank of
                        Texas, National Association, The Bank of Nova Scotia and the
                        other lenders parties thereto and joined in by NATCO Group,
                        Inc., as amended (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement No. 333-48851 on
                        Form S-1).
       10.15       --   International Revolving Loan Agreement dated as of June 30,
                        1997 between National Tank Company and Texas Commerce Bank,
                        National Association, as amended (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement No.
                        333-48851 on Form S-1).

  .1          18   --   Letter Regarding Change in Accounting Principle
       21.1*       --   List of Subsidiaries

---------------

 * Included herewith
** Management contracts or compensatory plans or arrangements.