Form 10-Q
period 2002-03-31
NATCO GROUP INC
filed 2002-05-13
CIK 1057693

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002,

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 1-15603

                                NATCO GROUP INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                         22-2906892
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

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

         As of May 1, 2002, $0.01 par value per share, 15,803,797 shares


================================================================================

                                NATCO GROUP INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                     PAGE
                                                                      NO.
                                                                     ----
PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements................................     3

              Condensed Consolidated Balance Sheets -- March 31,
              2002 (Unaudited) and December 31, 2001..............     3

              Unaudited Condensed Consolidated Statements of
              Operations -- Three Months Ended March 31, 2002 and
              2001................................................     4

              Unaudited Condensed Consolidated Statements of Cash
              Flows -- Three Months Ended March 31, 2002 and 2001.     5

              Notes to Unaudited Condensed Consolidated Financial
              Statements..........................................     6

Item 2.       Management's Discussion and Analysis of Financial
              Condition And Results of Operations.................    11

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk.........................................    17

PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings...................................    18

Item 2.       Changes in Securities and Use of Proceeds...........    18

Item 3.       Defaults Upon Senior Securities.....................    18

Item 4.       Submission of Matters to a Vote of Security Holders.    18

Item 5.       Other Information...................................    18

Item 6.       Exhibits and Reports on Form 8-K....................    18

Signatures .......................................................    21

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                        NATCO GROUP INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         MARCH 31,       DECEMBER 31,
                                                                           2002              2001
                                                                       ------------      ------------
                                                                        (unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents ......................................     $      1,856      $      3,093
  Trade accounts receivable, net .................................           75,798            67,922
  Inventories ....................................................           36,451            37,517
  Prepaid expenses and other current assets ......................            5,706             6,725
                                                                       ------------      ------------
        Total current assets .....................................          119,811           115,257
Property, plant and equipment, net ...............................           31,211            31,003
Goodwill, net ....................................................           80,126            79,907
Deferred income tax assets, net ..................................            5,751             4,378
Other assets, net ................................................            2,078             2,206
                                                                       ------------      ------------
        Total assets .............................................     $    238,977      $    232,751
                                                                       ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt .........................     $      7,097      $      7,000
  Accounts payable ...............................................           32,204            30,440
  Accrued expenses and other .....................................           34,556            34,781
  Customer advances ..............................................              740             5,925
                                                                       ------------      ------------
        Total current liabilities ................................           74,597            78,146
Long-term debt, excluding current installments ...................           58,866            51,568
Postretirement benefit and other long-term liabilities ...........           14,952            14,107
                                                                       ------------      ------------
        Total liabilities ........................................          148,415           143,821
                                                                       ------------      ------------
Stockholders' equity:
  Preferred stock $.01 par value. Authorized 5,000,000
    shares; no shares issued and outstanding .....................               --                --
  Class A Common stock, $.01 par value. Authorized
    45,000,000 shares; issued and outstanding 15,803,797 and
    15,469,078 shares as of March 31, 2002 and December 31,
    2001, respectively ...........................................              158               155
  Class B Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 334,719 shares
    as of December 31, 2001 ......................................               --                 3
  Additional paid-in capital .....................................           97,223            97,223
  Accumulated earnings ...........................................            6,630             4,857
  Treasury stock, 795,692 shares at cost as of March 31, 2002
    and December 31, 2001.........................................           (7,182)           (7,182)
  Accumulated other comprehensive loss ...........................           (2,943)           (2,858)
  Note receivable from officer and stockholder ...................           (3,324)           (3,268)
                                                                       ------------      ------------
        Total stockholders' equity ...............................           90,562            88,930
                                                                       ------------      ------------
Commitments and contingencies
        Total liabilities and stockholders' equity ...............     $    238,977      $    232,751
                                                                       ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            ------------------------
                                                               2002           2001
                                                            ---------      ---------
Revenues ..............................................     $  73,578      $  62,910
Cost of goods sold ....................................        55,315         46,917
                                                            ---------      ---------
          Gross profit ................................        18,263         15,993
Selling, general and administrative expense ...........        13,545         11,011
Depreciation and amortization expense .................         1,159          1,603
Interest expense ......................................         1,017            706
Interest cost on postretirement benefit liability .....           122            322
Interest income .......................................           (56)           (34)
Other, net ............................................          (397)            41
                                                            ---------      ---------
          Income before income taxes ..................         2,873          2,344
Income tax provision ..................................         1,100            968
                                                            ---------      ---------
          Net income ..................................     $   1,773      $   1,376
                                                            =========      =========
EARNINGS PER SHARE:
  Basic ...............................................     $    0.11      $    0.09
  Diluted .............................................     $    0.11      $    0.09
WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING:
  Basic ...............................................        15,804         15,702
  Diluted .............................................        15,936         15,997

See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 ------------------------
                                                                    2002           2001
                                                                 ---------      ---------
Cash flows from operating activities:
  Net income ...............................................     $   1,773      $   1,376
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Deferred income tax expense ...........................           101          1,108
     Depreciation and amortization expense .................         1,159          1,603
     Non-cash interest income ..............................           (56)           (34)
     Interest cost on postretirement benefit liability .....           122            322
     Gain on the sale of property, plant and equipment .....            (8)           (68)
     Change in assets and liabilities, net of acquisitions:
       (Increase) decrease in trade accounts receivable ....        (8,774)         4,314
       (Increase) decrease in inventories ..................         1,159         (7,242)
       (Increase) decrease in prepaid expense and other
         current assets ....................................           793           (510)
       Increase in long-term assets ........................           (61)        (1,851)
       Increase in accounts payable ........................         1,569          4,077
       Increase in accrued expenses and other ..............           455          5,327
       Increase (decrease) in customer advances ............        (5,008)         3,610
                                                                 ---------      ---------
          Net cash provided by (used in) operating
           activities ......................................        (6,776)        12,032
                                                                 ---------      ---------
Cash flows from investing activities:
  Capital expenditures for property, plant and equipment ...        (1,480)        (1,277)
  Acquisitions, net of cash acquired .......................            --        (48,051)
  Other, net ...............................................          (219)           160
                                                                 ---------      ---------
          Net cash used in investing activities ............        (1,699)       (49,168)
                                                                 ---------      ---------
Cash flows from financing activities:
  Change in bank overdrafts ................................           406           (672)
  Net borrowings (repayments) under long-term revolving
   credit facilities .......................................         7,697         (7,800)

  Repayments of short-term borrowings ......................            --         (1,001)
  Repayments of long-term debt .............................        (1,750)            --
  Borrowings of long-term debt .............................         1,460         50,000
  Payments on postretirement benefit liability .............          (562)          (569)
  Other, net ...............................................           159            120
                                                                 ---------      ---------
          Net cash provided by financing activities ........         7,410         40,078
                                                                 ---------      ---------
Effect of exchange rate changes on cash and cash
  equivalents ..............................................          (172)          (250)
                                                                 ---------      ---------
Change in cash and cash equivalents ........................        (1,237)         2,692
Cash and cash equivalents at beginning of period ...........         3,093          1,031
                                                                 ---------      ---------
Cash and cash equivalents at end of period .................     $   1,856      $   3,723
                                                                 =========      =========
Cash payments for:
  Interest .................................................     $     644      $     605
  Income taxes .............................................     $   1,238      $     117
Significant non-cash financing activity:
  Issuance of common stock for acquisition .................     $      --      $      85

See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated interim financial statements and related disclosures are unaudited and have been prepared by NATCO Group Inc., ("the Company") pursuant to generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission. As permitted by these regulations, certain information and footnote disclosures that would typically be required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, the Company's management believes that these statements reflect all the normal recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented, so that these interim financial statements are not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filing for the year ended December 31, 2001.

    To prepare financial statements in accordance with generally accepted accounting principles, the Company's management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses incurred during the reporting period. Actual results could differ from those estimates. Furthermore, certain reclassifications have been made to fiscal year 2001 amounts in order to present these results on a comparable basis with amounts for fiscal year 2002.

    References to "NATCO" and "the Company" are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

(2) CAPITAL STOCK

    On January 1, 2002, all outstanding shares of the Company's Class B Common Stock, 334,719 shares, were converted to Class A Common Stock, on a share for share basis, in accordance with the terms under which the Class B shares were originally issued. As of March 31, 2002, Class A Common Stock was the Company's only class of equity securities outstanding.

    On February 1, 2001, NATCO issued 8,520 shares of Class B Common Stock to the former shareholders of The Cynara Company ("Cynara"), in connection with the achievement of certain performance criteria defined in the November 1998 purchase agreement. Goodwill was increased $85,000 as a result of this transaction.

 (3) EARNINGS PER SHARE

    Basic earnings per share was computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per common and common equivalent share was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding for the period. For purposes of this calculation, outstanding employee stock options were considered common stock equivalents. Included in diluted shares were common stock equivalents related to employee stock options of 132,402 shares and 295,106 shares for the three-month periods ended March 31, 2002 and 2001, respectively. Anti-dilutive stock options were excluded from the calculation of common stock equivalents. The impact of these anti-dilutive shares would have been a reduction of 252,141 shares and 10,851 shares for the three-month periods ended March 31, 2002 and 2001, respectively.

(4) ACQUISITIONS

     On March 19, 2001, the Company acquired all the outstanding share capital of Axsia Group Limited ("Axsia"), a privately held company based in the United Kingdom, for approximately $42.8 million, net of cash acquired. Axsia specializes in the design and supply of water re-injection systems for oil and gas fields, oily water treatment, oil separation, hydrogen production and other process equipment systems. This acquisition was financed with borrowings under NATCO's term loan facility, and was accounted for using the purchase method of accounting. Results of operations for Axsia have been included in NATCO's condensed consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was being amortized over a twenty-year period, prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. See "Recent Accounting Pronouncements." Goodwill and accumulated amortization related to the Axsia acquisition were $48.4 million and $1.9 million, respectively, at March 31, 2002.

    Assuming the Axsia acquisition occurred on January 1, 2001, the unaudited pro forma results of the Company for the three-month period ended March 31, 2001, would have been as follows:

                                                       PRO FORMA RESULTS
                                                       ------------------
                                                       THREE MONTHS ENDED
                                                         MARCH 31, 2001
                                                       ------------------
                                                         (unaudited, in
                                                        thousands, except
                                                         per share data)
Revenues .............................................     $  77,857
Income before income taxes ...........................            12
Net loss .............................................          (242)
Net loss per share:
  Basic ..............................................     $   (0.02)
  Diluted ............................................     $   (0.02)


    These pro forma results assume debt service costs associated with the Axsia acquisition, net of tax effect, calculated at the Company's effective tax rate for the applicable period, and nondeductible goodwill amortization. Although prepared on a basis consistent with NATCO's condensed consolidated financial statements, these pro forma results do not purport to be indicative of the actual results which would have been achieved had the acquisition been consummated on January 1, 2001, and are not intended to be a projection of future results.

(5) INVENTORIES

    Inventories consisted of the following amounts:

                                      MARCH 31,       DECEMBER 31,
                                        2002              2001
                                     -----------      ------------
                                     (unaudited)
                                            (in thousands)

Finished goods .................     $    12,341      $     9,902
Work-in-process ................          10,265           13,441
Raw materials and supplies .....          14,910           15,242
                                     -----------      -----------
  Inventories at FIFO ..........          37,516           38,585
Excess of FIFO over LIFO cost ..          (1,065)          (1,068)
                                     -----------      -----------
                                     $    36,451      $    37,517
                                     ===========      ===========

(6) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Cost and estimated earnings on uncompleted contracts were as follows:

                                                             MARCH 31,       DECEMBER 31,
                                                               2002              2001
                                                            -----------      ------------
                                                            (unaudited)
                                                                   (in thousands)
Cost incurred on uncompleted contracts ................     $   157,184      $   131,702
Estimated earnings ....................................          52,013           51,343
                                                            -----------      -----------
                                                                209,197          183,045
Less billings to date .................................         192,307          169,925
                                                            -----------      -----------
                                                            $    16,890      $    13,120
                                                            ===========      ===========
Included in the accompanying balance sheet under the
captions:
  Trade accounts receivable ...........................     $    17,147      $    17,497
  Advance payments ....................................            (257)          (4,377)
                                                            -----------      -----------
                                                            $    16,890      $    13,120
                                                            ===========      ===========

(7) LONG-TERM DEBT

    The consolidated borrowings of the Company were as follows:

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      2002              2001
                                                                                  ------------      ------------
                                                                                  (unaudited)
                                                                                          (in thousands)
BANK DEBT
Term loan with variable interest rate (4.58% at March 31, 2002 and 4.25% at
   December 31, 2001) and quarterly payments of principal
   ($1,750) and interest, due March 16, 2006  ...............................     $     43,000      $     44,750
Revolving credit bank loans with variable interest rate (4.77% at
   March 31, 2002 and 4.52% at December 31, 2001) and quarterly
   interest payments, due March 15, 2004 ....................................           17,803            12,768
Promissory note with variable interest rate (5.15% at March 31,
   2002) and quarterly payments of principal ($24) and interest, due
   February 8, 2007  ........................................................            1,460                --
Revolving credit bank loans (Export Sales Facility) with variable interest rate (4.75% at March 31, 2002 and December 31, 2001) and
   monthly interest payments, due July 23, 2004  ............................            3,700             1,050
                                                                                  ------------      ------------
     Total ..................................................................     $     65,963      $     58,568
     Less current installments ..............................................           (7,097)           (7,000)
                                                                                  ------------      ------------
     Long-term debt .........................................................     $     58,866      $     51,568
                                                                                  ============      ============


    On March 16, 2001, the Company entered into a credit facility that consisted of a $50.0 million term loan, a $35.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $5.0 million U.K. revolving facility. The term loan matures on March 15, 2006, and each of the revolving facilities matures on March 15, 2004. In October 2001, the Company amended this revolving credit agreement to reduce the borrowing capacity in the U.S. from $35.0 million to $30.0 million, and to increase the borrowing capacity in the U.K. from $5.0 million to $10.0 million. No other material modifications were made to the agreement.

    Amounts borrowed under the term loan bear interest at a rate of 4.58% per annum as of March 31, 2002. Amounts borrowed under the revolving portion of the facility bear interest as follows:

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

    On February 6, 2002, the Company borrowed $1.5 million under a long-term promissory note arrangement. This note accrues interest at the 90-day LIBOR plus 3.25% per annum, and requires quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002. This promissory note is collateralized by a manufacturing facility in Magnolia, Texas, purchased during 2001.

    The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which borrowings of $3.7 million were outstanding at March 31, 2002. Letters of credit outstanding under the export sales credit facility as of March 31, 2002 totaled $102,000. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2004.

    As of March 31, 2002, the Company was in compliance with all restrictive debt covenants. NATCO had letters of credit outstanding under the revolving credit facilities totaling $14.9 million at March 31, 2002. These letters of credit constitute contract performance and warranty collateral and expire at various dates through October 2004.

    The Company had unsecured letters of credit, guarantees and bonds totaling $457,000 at March 31, 2002.

(8) INCOME TAXES

    NATCO's effective income tax rate for the three months ended March 31, 2002 was 38.3%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials and certain permanent book-to-tax differences.

(9) INDUSTRY SEGMENTS

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

                                            NORTH                           AUTOMATION
                                           AMERICAN        ENGINEERED        & CONTROL       CORPORATE &
                                          OPERATIONS        SYSTEMS           SYSTEMS        ELIMINATIONS         TOTAL
                                         ------------     ------------     ------------      ------------     ------------
                                                                         (unaudited, in thousands)
THREE MONTHS ENDED
  MARCH 31, 2002
Revenues from unaffiliated customers     $     38,288     $     24,797     $     10,493     $         --      $     73,578
Inter-company revenues .............            1,087              312            1,372           (2,771)               --
Segment profit (loss) ..............            3,928            1,336              912           (1,061)            5,115
Total assets .......................          101,381          104,378           21,507           11,711           238,977
Capital expenditures ...............              623              543              228               86             1,480
Depreciation and amortization ......              667              296               95              101             1,159
THREE MONTHS ENDED
  MARCH 31, 2001
Revenues from unaffiliated customers     $     33,191     $     17,957     $     11,762     $         --      $     62,910
Inter-company revenues .............            1,410                8            1,045           (2,463)               --
Segment profit (loss) ..............            2,947            1,770            1,243           (1,019)            4,941
Total assets .......................           91,979          120,065           22,741           10,079           244,864
Capital expenditures ...............              454              740               75                8             1,277
Depreciation and amortization ......              885              448              150              120             1,603


(10) COMMITMENTS AND CONTINGENCIES

    The Porta-Test International, Inc., ("Porta-Test") purchase agreement, executed in January 2000, contains a provision to calculate a payment to certain former stockholders of Porta-Test Systems, Inc. for a three-year period ended January 24, 2003, based upon sales of a limited number of specified products designed by or utilizing technology that existed at the time of the acquisition. Liability under this arrangement is contingent upon attaining certain performance criteria, including gross margins and sales volumes for the specified products. If applicable, payment is required annually. In January 2002, the Company accrued $219,000 under this arrangement related to the year ended January 24, 2002. In April 2001, the Company paid $226,000 in accordance with the purchase agreement. Any future liabilities incurred under this arrangement will result in an increase in goodwill.

(11) NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standard Board ("FASB") approved SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. This pronouncement requires that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated on an impairment basis. Intangible assets with a defined term, such as patents, would continue to be amortized over the useful life of the asset.

    The Company adopted SFAS No. 142 on January 1, 2002. Intangible assets subject to amortization under the pronouncement as of March 31, 2002 and 2001 are summarized in the following table:

                                                      QUARTER ENDED
                               ------------------------------------------------------------
                                        MARCH 31, 2002                 MARCH 31, 2001
                               ----------------------------    ----------------------------
                                  GROSS                           GROSS
                                 CARRYING      ACCUMULATED       CARRYING      ACCUMULATED
TYPE OF INTANGIBLE ASSET          AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
------------------------       -----------     ------------    -----------     ------------
                                                 (unaudited, in thousands)
Deferred Financing Fees ..     $     2,953     $     1,370     $     2,586     $       713
Patents ..................             101              10             101               6
Employment Contracts .....              --              --             818             615
Other ....................             267             128             274              62
                               -----------     -----------     -----------     -----------
  Total ..................     $     3,321     $     1,508     $     3,779     $     1,396
                               ===========     ===========     ===========     ===========

    Amortization and interest expense of $184,000 and $134,000 were recognized related to these assets for the quarters ended March 31, 2002 and 2001, respectively. The estimated aggregate amortization and interest expense for these assets for each of the following five fiscal years is: 2002 -- $790,000; 2003 -- $555,000; 2004 -- $270,000; 2005 -- $228,000; and 2006 -- $70,000. For
segment reporting purposes, these intangible assets and the related amortization expense were recorded under "Corporate and Eliminations," excluding the employment contracts which were allocated between the engineered systems and North American operations business segments.

    Goodwill was the Company's only intangible asset that required no periodic amortization as of the date of the adoption of SFAS No. 142. Net goodwill at March 31, 2002 was $80.1 million, after a current quarter adjustment of $219,000 pursuant to the Porta-Test earn-out agreement in the North American operations business segment. The pro forma impact of applying SFAS No. 142 to operating results for the quarter ended March 31, 2001, would have been a reduction of amortization expense of $543,000, resulting in net income of $1.9 million, and an increase in basic and diluted earnings per share of $.03. Due to the complexity of the calculations, the Company has not yet completed the impairment testing to evaluate goodwill as of March 31, 2002. Therefore, the impact of this pronouncement on the Company's financial condition and results of operations cannot yet be determined. As permitted by the standard, the Company will determine and quantify its exposure under this pronouncement during fiscal 2002, after completing the required impairment testing.

    On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and standardizes the accounting model to be used for asset dispositions and related implementation issues. This pronouncement did not have a material impact on the Company's financial condition or results of operations.

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

(12) SUBSEQUENT EVENTS

     On April 15, 2002, the Company loaned an executive officer and director of the Company $216,000 under a full-recourse note arrangement which accrues interest at 6% per annum and matures on July 31, 2003. The funds were used to pay tax burdens associated with stock options exercised during 2001.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Management's Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (each a "Forward-Looking Statement"). The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify Forward-Looking Statements. Forward-Looking Statements in this document include, but are not limited to, discussions regarding indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company's results of operations (see "--Industry and Business Environment"), future uses of and requirements for financial resources (see "--Liquidity and Capital Resources"), and anticipated backlog levels for 2001 (see "--Liquidity and Capital Resources"). The Company's expectations about its business outlook, customer spending, oil and gas prices and the business environment for the Company and the industry in general are only its expectations regarding these matters. No assurance can be given that actual results may not differ materially from those in the Forward-Looking Statements herein for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of the Organization of Petroleum Exporting Countries ("OPEC"), conflict in major petroleum producing or consuming regions, the development of technology which could lower overall finding and development costs, weather patterns and the overall condition of capital and equity markets for countries in which the Company operates.

    The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures advising interested parties of the factors that affect the Company, including without limitation, the disclosures made under the caption "Risk Factors" and the other factors and risks discussed in the Company's Annual Report on Form 10-K as of December 31, 2001, and in subsequent reports filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any Forward-Looking Statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any Forward-Looking Statement is based.

OVERVIEW

    References to "NATCO" "the Company" "we" and "our" are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

    Our operations are organized into three separate business segments: North American operations, a segment which primarily provides standardized components, replacement parts and used components and equipment servicing; engineered systems, a segment which primarily provides customized, large scale integrated oil and gas production systems; and automation and control systems, a segment which provides control panels and systems that monitor and control oil and gas production.

CRITICAL ACCOUNTING POLICIES

    The preparation of our consolidated financial statements requires management to make certain estimates and assumptions that affect the results reported in our consolidated financial statements and accompanying notes. These estimates and assumptions are based on historical experience and on future expectations that we believe to be reasonable under the circumstances. Note 2 to the consolidated financial statements filed in our Annual Report on Form 10K at December 31, 2001, contains a summary of our significant accounting policies. We believe the following accounting policy is the most critical in the preparation of our condensed consolidated financial statements:

    Revenue Recognition: Percentage-of-Completion Method. We recognize revenues from significant contracts (greater than $250,000 and longer than four months in duration) and all automation and controls contracts and orders on the percentage-of-completion method of accounting. Earned revenue is based on the percentage that costs incurred to date relate to total estimated costs of the project, after giving effect to the most recent estimates of total cost. The timing of costs incurred, and therefore when revenues are recognized, could be affected by various internal or external factors including: changes in project scope (change orders), changes in productivity, the cost or scarcity of labor and equipment, governmental regulations, the political environment, weather patterns or the timing of client acceptances and approval at benchmark stages of the project. The cumulative impact of revisions in total cost estimate during the progress of work is reflected in the year in which these changes become known. Earned revenues reflect the original contract price adjusted for agreed claims and change order revenues, if applicable. Losses expected to be incurred on the jobs in progress, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Customers typically retain an interest in uncompleted projects, and we generally recognize revenue and earnings to which the percentage-of-completion method applies over a period of two to six quarters. We believe that our operating results should be evaluated over a term of several years to evaluate performance under long-term contracts, after all change orders, scope changes and cost recoveries have been negotiated and realized. We record revenues and profits on all other sales as shipments are made or services are performed.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" in June 2001. This pronouncement requires that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated on an impairment basis. Intangible assets with a defined term, such as patents, would continue to be amortized over the useful life of the asset. We adopted SFAS No. 142 on January 1, 2002, and continued to amortize certain net assets totaling $1.8 million at March 31, 2002, and recorded amortization and interest expense related to those assets for the quarter ended March 31, 2002 of $184,000. We ceased periodic amortization of goodwill on the date of adoption. Net goodwill at March 31, 2002 was $80.1 million. The pro forma impact of applying SFAS No. 142 to operating results for the quarter ended March 31, 2001, would have been a reduction of amortization expense of $543,000, resulting in net income of $1.9 million, and an increase in basic and diluted earnings per share of $.03. Due to the complexity of the calculations, we have not yet completed the impairment testing required to determine the impact of this standard on our financial condition or results of operations as of March 31, 2002. As permitted by the standard, we will determine and quantify our exposure under this pronouncement during fiscal 2002, after completing the required impairment testing.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides guidance on reporting and accounting for obligations associated with the retirement of long-lived tangible assets and the related retirement costs. This standard is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet determined the impact that this pronouncement will have on our financial condition or results of operations.

ACQUISITIONS

    On March 19, 2001, we acquired all the outstanding share capital of Axsia Group Limited ("Axsia"), a privately held company based in the United Kingdom, for approximately $42.8 million, net of cash acquired. Axsia specializes in the design and supply of water re-injection systems for oil and gas fields, oily water treatment, oil separation, hydrogen production and other process equipment systems. This acquisition was financed with borrowings under our term loan facility, and was accounted for using the purchase method of accounting. Results of operations for Axsia have been included in our condensed consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was being amortized over a twenty-year period, prior to the adoption of SFAS No. 142. Goodwill and accumulated amortization related to the Axsia acquisition were $48.4 million and $1.9 million, respectively, at March 31, 2002.

INDUSTRY AND BUSINESS ENVIRONMENT

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

    Our business has been impacted by fluctuations in the oil and gas industry in the United States and Canada over the past several years. As published by the U.S. Department of Energy, the average price of domestic crude oil per barrel for fiscal 2001 was relatively high at $21.86 per barrel, but fell to $15.49 per barrel as of December 31, 2001, due in part to a general economic recession in the U.S. However, stable production by OPEC and improved economic conditions in the U.S. for the first quarter of 2002 have strengthened the price of crude oil. For example, as of March 29, 2002, the spot price of West Texas Intermediate crude per barrel was $25.86, and rose to $26.46 per barrel as of April 26, 2002. The Henry Hub natural gas spot price as of March 26, 2002 was $3.59 per thousand cubic feet ("mcf") as compared to an average of $4.12 per mcf for fiscal 2001 and $2.38 per mcf at December 31, 2001. Although natural gas prices have fallen when compared to fiscal 2001, the price was higher than projected by the U.S. Department of Energy, and was, in part, a result of a stable recovery in the U.S. economy.

    These improvements in commodity prices have not yet translated into increased drilling activity for exploration and production companies. Domestic rotary rig counts, as published by Baker Hughes Incorporated, declined from 887 at December 28, 2001 to 761 at March 28, 2002. Canadian rotary rig count increased from 198 to 251 at December 28, 2001 and March 28, 2002, respectively. Although Canadian rig count did improve during the quarter ended March 31, 2002, overall U.S. and Canadian rig counts declined.

    Increases in oil and gas prices generally have a positive effect on our sales. If commodity prices remain higher, our customers should begin investing in exploration and production efforts and rig counts should improve during fiscal 2002. Although energy price levels and rig count increases are indicators that additional oil and gas production may occur throughout 2002, there can be no assurance that overall production will increase, that an increase in production trends will continue through 2002 or that such an increase in production would result in an increase in revenues for our Company.

    The following discussion of our historical results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

    Revenues. Revenues of $73.6 million for the three months ended March 31, 2002 increased $10.7 million, or 17%, from $62.9 million for the three months ended March 31, 2001. The following table summarizes revenues by business segment for the quarters ended March 31, 2002 and 2001, respectively.

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                     ----------------------------
                                                                                         PERCENTAGE
                                         2002             2001            CHANGE            CHANGE
                                     -----------      -----------      -----------       -----------
                                                                (unaudited)
                                                  (in thousands, except percentage change)
North American Operations ......     $    39,375      $    34,601      $     4,774            14 %
Engineered Systems .............          25,109           17,965            7,144            40 %
Automation and Control Systems..          11,865           12,807             (942)           (7)%
Corporate and Other ............          (2,771)          (2,463)            (308)           13 %
                                     -----------      -----------      -----------
          Total ................     $    73,578      $    62,910      $    10,668            17 %
                                     ===========      ===========      ===========

    North American operations revenues increased $4.8 million, or 14%, for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, due primarily to certain Pemex projects managed through our direct sales office in Mexico, which was opened in 2001. In addition, we experienced higher demand for our export parts and service business and stable revenues for our traditional production process equipment, despite a decline in oil field activity when comparing rig counts at March 31, 2002 and 2001. NATCO Canada experienced a modest increase in revenues for the quarter ended March 31, 2002 as compared to the respective period in 2001. Inter-company revenues for this business segment were $1.1 million for the quarter ended March 31, 2002, as compared to $1.4 million for the quarter ended March 31, 2001.

    Revenues for the engineered systems business segment increased $7.1 million, or 40%, for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001. This increase was primarily due to the acquisition of Axsia in March 2001, which provided revenues of $9.8 million for the three months ended March 31, 2002 versus $3.9 million from the acquisition date through March 31, 2001. This increase was partially offset by a decline in revenues recognized under long-term engineering projects, including the Carigali-Triton Operating Company SDN BHD ("CTOC") contract, which provided $1.4 million of revenue for the quarter ended March 31, 2002, as compared to $8.4 million for the quarter ended March 31, 2001. Excluding the impact of the Axsia acquisition and the CTOC project, revenues for this business segment increased $8.2 million for the quarter ended March 31, 2002, compared to the respective period in 2001, primarily due to an increase in the number of projects in process and a significant contribution from several export projects for the quarter ended March 31, 2002. Engineered systems revenues of $25.1 million for the quarter ended March 31, 2002 included approximately $312,000 of inter-company revenues, as compared to $8,000 of inter-company revenues for the quarter ended March 31, 2001.

    Revenues for the automation and control systems business segment decreased $942,000, or 7%, for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001. This decrease in revenues was the result of an overall decline in drilling activity in the Gulf of Mexico, a primary market for the services of this business segment. Inter-company revenues of approximately $1.4 million and $1.0 million were included in the results for the quarters ended March 31, 2002 and 2001, respectively.

    The change in revenues for corporate and other represents the elimination of inter-company revenues as discussed above.

    Gross Profit. Gross profit for the quarter ended March 31, 2002 increased $2.3 million, or 14%, to $18.3 million, compared to $16.0 million for the quarter ended March 31, 2001. As a percentage of revenue, gross margins remained constant at 25% for the quarters ended March 31, 2002 and 2001. The following table summarizes gross profit by business segment for the quarters then ended:

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                     -----------------------------
                                                                                           PERCENTAGE
                                         2002             2001            CHANGE             CHANGE
                                     ------------     ------------     ------------       ------------
                                                                 (unaudited)
                                                  (in thousands, except percentage change)
North American Operations ......     $     10,250     $      8,406     $      1,844            22%
Engineered Systems .............            5,852            5,186              666            13%
Automation and Control Systems .            2,161            2,401             (240)          (10)%
                                     ------------     ------------     ------------
          Total ................     $     18,263     $     15,993     $      2,270            14%
                                     ------------     ------------     ------------

    Gross profit for the North American operations business segment increased $1.8 million, or 22%, for the quarter ended March 31, 2002, as compared to the respective period in 2001. This increase in margin was due primarily to a 14% increase in revenues. In addition, our CO2 field service operations and export parts and services business provided more favorable margins in fiscal 2002 as compared to fiscal 2001. As a percentage of revenue, gross margins were 26% and 24% for the quarters ended March 31, 2002 and 2001, respectively.

    Gross profit for the engineered systems business segment for the quarter ended March 31, 2002 increased $666,000, or 13%, primarily due to several large export projects. Axsia, which was acquired in March 2001, provided a contribution of $3.0 million, however, the contribution of the CTOC project to the first quarter of 2002 results was significantly less than that for the first quarter of 2001. This decline in CTOC margin contribution more than offset the increase in margin attributable to the operations of Axsia. Excluding the impact of Axsia and the CTOC project, gross margin for the engineered systems business segment increased approximately $956,000. Gross margin for engineered systems represented 23% and 29% of the segment's revenues for the quarters ended March 31, 2002 and 2001, respectively. The overall decrease in margin as a percentage of revenues reflects an increase in lower margin projects in the sales mix at March 31, 2002 as compared to March 31, 2001.

    Gross profit for the automation and control systems business segment decreased $240,000, or 10%, for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001. This decline was attributable to a 7% decline in revenues for this business segment due to an overall decrease in activity in the Gulf of Mexico, a primary market for this business segment, and by increased competition for quote job projects in the Gulf of Mexico. Gross margin as a percentage of revenue for the quarters ended March 31, 2002 and 2001, was 18% and 19%, respectively.

    Selling, General and Administrative Expense. Selling, general and administrative expense of $13.5 million increased $2.5 million, or 23%, for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001. This increase was largely related to the following factors: (1) a full quarter of operating expenses at Axsia during 2002 compared to less than one month of operating expenses from the acquisition date through March 31, 2001, (2) start-up costs related to the Singapore office opened in March 2001 to increase marketing efforts in Southeast Asia, (3) start-up costs related to the Mexico office opened in 2001, and (4) increased spending for technology and product development.

    Depreciation and Amortization Expense. Depreciation and amortization expense of $1.2 million for the quarter ended March 31, 2002, decreased $444,000, or 28%, compared to $1.6 million for the quarter ended March 31, 2001. Depreciation expense of $1.1 million for the quarter ended March 31, 2002, increased $162,000, or 17%, as compared to the respective period for 2001. This increase was primarily due to the acquisition of Axsia in March 2001 and the addition of capital assets purchased and constructed during fiscal 2001. Amortization expense for the quarter ended March 31, 2002 was $25,000, as compared to $631,000 for the quarter ended March 31, 2001. This decline in amortization expense was attributable to a change in accounting method prescribed by SFAS No. 142, "Goodwill and Other Intangible Assets." This pronouncement, adopted on January 1, 2002, requires that goodwill no longer be amortized over a prescribed period but rather intangible assets not assigned a useful life be evaluated annually for impairment. See

"Recent Accounting Pronouncements." Therefore, no goodwill amortization was recorded for the quarter ended March 31, 2002, compared to $543,000 for the quarter ended March 31, 2001. The results for the first quarter of 2001 also include amortization expense associated with certain employment contracts that were fully amortized as of December 31, 2001.

    Interest Expense. Interest expense was $1.0 million for the quarter ended March 31, 2002, as compared to $706,000 for the respective period in 2001. This increase of $311,000, or 44%, was due primarily to an increase in borrowings under our term loan and revolving credit facilities and other long-term debt arrangements that totaled $66.0 million at March 31, 2002, as compared to $56.9 million at March 31, 2001. We borrowed $50.0 million against a term loan facility to acquire Axsia in March 2001 and to retire borrowings under a predecessor revolving credit facility.

    Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement benefit liability decreased $200,000, or 62%, from $322,000 for the quarter ended March 31, 2001 to $122,000 for the quarter ended March 31, 2002. This decrease in interest cost was due to a June 2001 amendment of the plan that provides medical and dental coverage to retirees of a predecessor company. Under the amended plan, retirees will bear more cost for coverages, thereby reducing our projected liability and the related interest cost.

    Provision for Income Taxes. Income tax expense of $1.1 million for the quarter ended March 31, 2002, increased $132,000 from $968,000 for the quarter ended March 31, 2001. The primary reason for this increase in tax expense was an increase in income before income taxes, which was $2.9 million for the quarter ended March 31, 2002, as compared to $2.3 million for the respective period in 2001. The effective tax rate declined from 41.3% for the first quarter of 2001 to 38.3% for the first quarter of 2002, due to the impact of eliminating non-deductible goodwill amortization as per SFAS No. 142, "Goodwill and Other Intangible Assets." See "Recent Accounting Pronouncements."

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2002, we had cash and working capital of $1.9 million and $45.2 million, respectively, as compared to cash and working capital of $3.1 million and $37.1 million, respectively, at December 31, 2001.

    Net cash used by operating activities for the three months ended March 31, 2002 was $6.8 million, compared to net cash provided by operations of $12.0 million for the three months ended March 31, 2001. Factors that contributed to the increase in cash used by operating activities during the first quarter of 2002 included an increase in trade accounts receivable and a decline in customer advance payments on long-term projects.

    Net cash used in investing activities for the three months ended March 31, 2002 was $1.7 million, of which $1.5 was used for capital expenditures. During the three months ended March 31, 2001, $49.2 million was used for investing activities primarily related to the acquisition of Axsia, which required $48.1 million, and capital expenditures of $1.3 million.

    Net cash provided by financing activities for the three-month periods ended March 31, 2002 and 2001, were $7.4 million and $40.1 million, respectively. The primary source of funds for financing activities for the three months ended March 31, 2002 was net borrowings of $7.7 million under long-term revolving credit facilities and borrowings of $1.5 million under a new long-term debt arrangement, offset by repayments of $1.8 million under the term loan facility. The primary source of funds for financing activities during the three months ended March 31, 2001 was borrowings of $50.0 million under the term loan facility, partially offset by net repayments of $7.8 million under the revolving credit facilities and repayments of $1.0 million under short-term note arrangements.

     We borrowed $1.5 million under a long-term promissory note arrangement on February 6, 2002. This note accrues interest at the 90-day London Interbank Offered Rate ("LIBOR") plus 3.25% per annum, and requires quarterly payments of principal and interest for five years beginning May 2002. This promissory note is collateralized by our manufacturing facility in Magnolia, Texas, purchased in the fourth quarter of 2001.

    On March 16, 2001, we entered into a credit facility that consisted of a $50.0 million term loan, a $35.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $5.0 million U.K. revolving facility. The term loan matures on March 15, 2006, and each of the revolving facilities matures on March 15, 2004. In October 2001, we amended this revolving credit agreement to reduce the borrowing capacity in the U.S. from $35.0 million to $30.0 million, and to increase our borrowing capacity in the U.K. from $5.0 million to $10.0 million. No other material modifications were made to the agreement.

    Amounts borrowed under the term loan facility bear interest at 4.58% per annum as of March 31, 2002. Amounts borrowed under the revolving facilities bear interest as follows:

    o until April 1, 2002, at a rate equal to, at our election, either (1) the LIBOR plus 2.25% or (2) a base rate plus 0.75%; and

    o on and after April 1, 2002, at a rate based upon the ratio of funded debt to EBITDA (as defined in the credit facility) and ranging from, at our election, (1) a high of LIBOR plus 2.50% to a low of LIBOR plus 1.75% or, (2) a high of a base rate plus 1.0% to a low of a base rate plus 0.25%.

    As of March 31, 2002, the weighted average interest rate of our borrowings under the revolving credit facilities was 4.77%.

    We will pay commitment fees of 0.50% per year until April 1, 2002 and 0.30% to 0.50% per year following 2002, depending upon the ratio of funded debt to EBITDA, on and after April 1, 2002, in each case on the undrawn portion of the facility.

    The revolving credit facility is guaranteed by all our domestic subsidiaries and is secured by a first priority lien on all inventory, accounts receivable and other material tangible and intangible assets. We have also pledged 65% of the voting stock of our active foreign subsidiaries.

    On March 19, 2001, we borrowed the entire $50.0 million available under the term loan portion of the facility and used $45.0 million to purchase all the outstanding share capital of Axsia. The remaining borrowings of $5.0 million, along with additional borrowings under the revolving credit facility, were used to repay $16.5 million outstanding under a predecessor revolving credit and term loan facility. As of March 31, 2002, we had borrowings of $43.0 million outstanding under the term loan facility.

    As of March 31, 2002, we were in compliance with all restrictive debt covenants. We had letters of credit outstanding under the revolving credit facilities totaling $14.9 million at March 31, 2002. These letters of credit constitute contract performance and warranty collateral and expire at various dates through October 2004.

    We maintain a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which borrowings of $3.7 million were outstanding as of March 31, 2002. Letters of credit outstanding under this facility at March 31, 2002 totaled $102,000. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2004.

    We had unsecured letters of credit, guarantees and bonds outstanding at March 31, 2002 of $457,000.

    Our sales backlog at March 31, 2002 was $77.0 million and included backlog of $21.2 million related to Axsia, which was acquired on March 19, 2001. The CTOC project provided only $140,000 of backlog at March 31, 2002, compared to $4.1 million at March 31, 2001. Excluding the change in backlog attributable to Axsia and the CTOC project, backlog increased from $37.4 million at March 31, 2001 to $55.7 million at March 31, 2002. This increase in backlog was partially due to bookings of production equipment systems for large offshore projects in West Africa, Brazil and the Gulf of Mexico. Although bookings continue to be inconsistent between quarters, we expect backlog to increase during fiscal 2002 as international markets gain momentum.

    At March 31, 2002, borrowing base limitations and outstanding letters of credit reduced our available borrowing capacity under the term loan and revolving credit agreement and export sales credit agreement to $13.5 million and $1.1 million, respectively. However, we believe that our operating cash flow, supported by our borrowing capacity, will be adequate to fund operations throughout 2002. Should we decide to pursue additional acquisition opportunities during the remainder of 2002, the determination of our ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our operations are conducted around the world in a number of different countries. Accordingly, future earnings are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Canada and the U.K. At NATCO Canada, most contracts are denominated in Canadian dollars, and most of the costs incurred are in Canadian dollars, thereby mitigating risks associated with currency fluctuations. At Axsia, which is our U.K.-based operation acquired in March 2001, many contracts are denominated in U.S. dollars, and occasionally in euros, whereas most of costs may be in British pounds sterling. Consequently, we have currency risk in our U.K. operations. No forward contracts or other derivative arrangements existed at March 31, 2002, and we do not currently intend to enter into new forward contracts or other derivative arrangements as part of our currency risk management strategy.

    Our financial instruments are subject to change in interest rates, including our revolving credit and term loan facility and our working capital facility for export sales. At March 31, 2002, we had borrowings of $43.0 million outstanding under the term loan portion of the revolving credit and term loan facility, at an interest rate of 4.58%. Borrowings, which bear interest at floating rates, outstanding under the revolving credit agreement at March 31, 2002, totaled $17.8 million. As of March 31, 2002, the weighted average interest rate of our borrowings under revolving credit facilities was 4.77%. Borrowings under the working capital facility for export sales at March 31, 2002 totaled $3.7 million and accrued interest at 4.75%.

    Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. Assuming our current level of borrowings, a 100 basis point increase in interest rates under our variable interest rate facilities would decrease our current quarter net income and cash flow from operations by approximately $100,000. In the event of an adverse change in interest rates, we could take action to mitigate our exposure. However, due to the uncertainty of actions that could be taken and the possible effects, this calculation assumes no such actions. Furthermore, this calculation does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

    We are a party to various routine legal proceedings that are incidental to our business activities. We insure against the risk of these proceedings to the extent deemed prudent, but we offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to our business activities. We do not, however, believe the pending legal proceedings, individually or taken together, will have a material adverse effect on our results of operations or financial condition.

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

    (b) Reports on Form 8-K. We filed a report on Form 8-K on February 18, 2002, to announce earnings for the fourth quarter of 2001 and management's expectation for fiscal 2002.

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

Date: May 13, 2002

                                      By: /s/ RYAN S. LILES
                                          --------------------------------------
                                          Name: Ryan S. Liles
                                          Vice President and Controller
                                          (Principal Accounting Officer)

Date: May 13, 2002

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


 EXHIBIT NO.                           DESCRIPTION
 -----------                           -----------
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