Form 10-Q
period 2002-06-30
NATCO GROUP INC
filed 2002-08-14
CIK 1057693

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002,

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

       As of August 1, 2002, $0.01 par value per share, 15,803,797 shares


================================================================================

                                NATCO GROUP INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                     PAGE
                                                                      NO.
                                                                     ----
PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements.................................    3
              Condensed Consolidated Balance Sheets -- June 30,
              2002 (unaudited) and December 31, 2001...............    3
              Unaudited Condensed Consolidated Statements of
              Operations -- Three Months Ended June 30, 2002 and
              2001, and the Six Months Ended June 30, 2002 and
              2001.................................................    4
              Unaudited Condensed Consolidated Statements of Cash
              Flows -- Six Months Ended June 30, 2002 and 2001.....    5
              Notes to Unaudited Condensed Consolidated Financial
              Statements...........................................    6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................   12

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk..........................................   20

PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings....................................   21

Item 2.       Changes in Securities and Use of Proceeds............   21

Item 3.       Defaults Upon Senior Securities......................   21

Item 4.       Submission of Matters to a Vote of Security Holders..   21

Item 5.       Other Information....................................   21

Item 6.       Exhibits and Reports on Form 8-K.....................   21

Signatures    .....................................................   24

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                        NATCO GROUP INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             JUNE 30,        DECEMBER 31,
                                                                               2002              2001
                                                                           ------------      ------------
                                                                            (UNAUDITED)
                                     ASSETS

Current assets:
  Cash and cash equivalents ..........................................     $      2,902      $      3,093
  Trade accounts receivable, net .....................................           72,884            67,922
  Inventories ........................................................           35,785            37,517
  Prepaid expenses and other current assets ..........................            7,726             6,725
                                                                           ------------      ------------
        Total current assets .........................................          119,297           115,257
Property, plant and equipment, net ...................................           31,759            31,003
Goodwill, net ........................................................           80,380            79,907
Deferred income tax assets, net ......................................            3,725             4,378
Other assets, net ....................................................            1,959             2,206
                                                                           ------------      ------------
        Total assets .................................................     $    237,120      $    232,751
                                                                           ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt .............................     $      7,097      $      7,000
  Accounts payable ...................................................           33,263            30,440
  Accrued expenses and other .........................................           33,783            34,781
  Customer advances ..................................................            2,573             5,925
                                                                           ------------      ------------
        Total current liabilities ....................................           76,716            78,146
Long-term debt, excluding current installments .......................           53,538            51,568
Postretirement benefit and other long-term liabilities ...............           14,600            14,107
                                                                           ------------      ------------
        Total liabilities ............................................          144,854           143,821
                                                                           ------------      ------------
Stockholders' equity:
  Preferred stock $.01 par value. Authorized 5,000,000
    shares; no shares issued and outstanding .........................               --                --
  Class A Common stock, $.01 par value. Authorized
    45,000,000 shares; issued and outstanding 15,803,797 and
    15,469,078 shares as of June 30, 2002 and December 31,
    2001, respectively ...............................................              158               155
  Class B Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 334,719 shares
    as of December 31, 2001 ..........................................               --                 3
  Additional paid-in capital .........................................           97,223            97,223
  Accumulated earnings ...............................................            7,764             4,857
  Treasury stock, 795,692 shares at cost as of June 30, 2002 and
    December 31, 2001 ................................................           (7,182)           (7,182)
  Accumulated other comprehensive loss ...............................           (2,098)           (2,858)
  Notes receivable from officers and stockholders ....................           (3,599)           (3,268)
                                                                           ------------      ------------
        Total stockholders' equity ...................................           92,266            88,930
                                                                           ------------      ------------
Commitments and contingencies
        Total liabilities and stockholders' equity ...................     $    237,120      $    232,751
                                                                           ============      ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                            --------------------------      --------------------------
                                                               2002            2001            2002            2001
                                                            ----------      ----------      ----------      ----------
Revenues ..............................................     $   74,396      $   82,559      $  147,974      $  145,469
Cost of goods sold ....................................         56,734          62,254         112,049         109,171
                                                            ----------      ----------      ----------      ----------
          Gross profit ................................         17,662          20,305          35,925          36,298
Selling, general and administrative expense ...........         13,019          13,651          26,564          24,662
Depreciation and amortization expense .................          1,193           2,183           2,352           3,786
Unusual charges .......................................             --           1,600              --           1,600
Interest expense ......................................          1,152           1,583           2,169           2,289
Interest cost on postretirement benefit liability .....            123             322             245             644
Interest income .......................................            (97)            (74)           (153)           (108)
Other, net ............................................            432             (26)             35              15
                                                            ----------      ----------      ----------      ----------
          Income before income taxes ..................          1,840           1,066           4,713           3,410
Income tax provision ..................................            706             546           1,806           1,514
                                                            ----------      ----------      ----------      ----------
          Net income ..................................     $    1,134      $      520      $    2,907      $    1,896
                                                            ==========      ==========      ==========      ==========
EARNINGS PER SHARE:
  Basic ...............................................     $     0.07      $     0.03      $     0.18      $     0.12
  Diluted .............................................     $     0.07      $     0.03      $     0.18      $     0.12
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
  Basic ...............................................         15,804          15,745          15,804          15,724
  Diluted .............................................         15,957          16,089          15,947          16,043

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                      --------------------------
                                                                         2002            2001
                                                                      ----------      ----------
Cash flows from operating activities:
  Net income ....................................................     $    2,907      $    1,896
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Deferred income tax expense ................................          1,564            (290)
     Depreciation and amortization expense ......................          2,352           3,786
     Non-cash interest income ...................................           (115)            (84)
     Interest cost on postretirement benefit liability ..........            245             644
     Gain on the sale of property, plant and equipment ..........             (7)            (74)
     Change in assets and liabilities, net of acquisitions:
       Increase in trade accounts receivable ....................         (6,486)         (3,954)
       (Increase) decrease in inventories .......................          2,044          (6,611)
       (Increase) decrease in prepaid expense and other
         current assets .........................................            757          (1,844)
       Increase in long-term assets .............................           (111)         (1,579)
       Increase in accounts payable .............................            908           9,799
       Decrease in accrued expenses and other ...................         (1,168)         (2,602)
       Increase (decrease) in customer advances .................         (3,257)          2,344
                                                                      ----------      ----------
          Net cash provided by (used in) operating
           activities ...........................................           (367)          1,431
                                                                      ----------      ----------
Cash flows from investing activities:
  Capital expenditures for property, plant and equipment ........         (2,859)         (3,109)
  Acquisitions, net of cash acquired ............................           (241)        (48,191)
  Issuance of related party note receivable .....................           (216)         (1,178)
  Proceeds from settlement ......................................             --           1,500
  Other, net ....................................................             36             173
                                                                      ----------      ----------
          Net cash used in investing activities .................         (3,280)        (50,805)
                                                                      ----------      ----------
Cash flows from financing activities:
  Change in bank overdrafts .....................................          1,721           2,136
  Net borrowings under long-term revolving credit
    facilities ..................................................          3,895           4,129
  Repayments of short-term borrowings ...........................             --          (1,001)
  Repayments of long-term debt ..................................         (3,524)         (1,750)
  Borrowings of long-term debt ..................................          1,460          50,000
  Payments on postretirement benefit liability ..................         (1,041)         (1,007)
  Other, net ....................................................            344             190
                                                                      ----------      ----------
          Net cash provided by financing activities .............          2,855          52,697
                                                                      ----------      ----------
Effect of exchange rate changes on cash and cash
  equivalents ...................................................            601             354
                                                                      ----------      ----------
Change in cash and cash equivalents .............................           (191)          3,677
Cash and cash equivalents at beginning of period ................          3,093           1,031
                                                                      ----------      ----------
Cash and cash equivalents at end of period ......................     $    2,902      $    4,708
                                                                      ==========      ==========
Cash payments for:
  Interest ......................................................     $      888      $    1,567
  Income taxes ..................................................     $    2,211      $    1,159
Significant non-cash financing activity:
  Issuance of common stock for acquisition ......................     $       --      $       85

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

    To prepare financial statements in accordance with generally accepted accounting principles, the Company's management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses incurred during the reporting period. Actual results could differ from those estimates. Furthermore, certain reclassifications have been made to fiscal year 2001 amounts in order to present these results on a comparable basis with amounts for fiscal year 2002. These reclassifications had no impact on net income.

    References to "NATCO" and "the Company" are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

(2) CAPITAL STOCK

    On January 1, 2002, all outstanding shares of the Company's Class B Common Stock, 334,719 shares, were converted to Class A Common Stock, on a share for share basis, in accordance with the terms under which the Class B shares were originally issued. As of June 30, 2002, Class A Common Stock was the Company's only class of equity securities outstanding.

    On February 1, 2001, NATCO issued 8,520 shares of Class B Common Stock to the former shareholders of The Cynara Company ("Cynara"), in connection with the achievement of certain performance criteria defined in the November 1998 purchase agreement. Goodwill was increased $85,000 as a result of this transaction.

(3) EARNINGS PER SHARE

    Basic earnings per share was computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per common and common equivalent share was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding for the period. For purposes of this calculation, outstanding employee stock options were considered common stock equivalents. Included in diluted shares were common stock equivalents related to employee stock options of 153,639 shares and 344,028 shares for the quarters ended June 30, 2002 and 2001, respectively, and 143,079 shares and 319,702 shares for the six-month periods ended June 30, 2002 and 2001, respectively. Anti-dilutive stock options were excluded from the calculation of common stock equivalents. The impact of these anti-dilutive shares would have been a reduction of 184,655 shares and 12,464 shares for the quarters ended June 30, 2002 and 2001, respectively, and 218,212 shares and 11,662 shares for the six-month periods ended June 30, 2002 and 2001, respectively.

(4) ACQUISITIONS

     On March 19, 2001, the Company acquired all the outstanding share capital of Axsia Group Limited ("Axsia"), a privately held company based in the United Kingdom, for approximately $42.8 million, net of cash acquired. Axsia specializes in the design and supply of water re-injection systems for oil and gas fields, oily water treatment, oil separation, hydrogen production and other process equipment systems. This acquisition was financed with borrowings under NATCO's term loan facility, and was accounted for using the purchase method of accounting. Results of operations for Axsia have been included in NATCO's condensed consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was being amortized over a twenty-year period, prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. See "Recent Accounting Pronouncements." Goodwill and accumulated amortization related to the Axsia acquisition were $48.4 million and $1.9 million, respectively, at June 30, 2002.

     Assuming the Axsia acquisition occurred on January 1, 2001, the unaudited pro forma results of the Company for the six-month period ended June 30, 2001, would have been as follows:

                                   PRO FORMA RESULTS
                                   SIX MONTHS ENDED
                                     JUNE 30, 2001
                                   -----------------
                                    (UNAUDITED, IN
                                   THOUSANDS, EXCEPT
                                    PER SHARE DATA)
Revenues .....................        $  160,416
Income before income taxes ...             1,010
Net income ...................               210
Net income per share:
  Basic ......................        $     0.01
  Diluted ....................        $     0.01

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

     Effective January 8, 2001, the Company entered into a Compromise Settlement Agreement with the former owner of Total Engineering Services Team, Inc., ("TEST"), which resulted in a cash payment of $1.5 million to NATCO on May 31, 2001, to settle certain contingencies related to NATCO's acquisition of TEST in 1997. The proceeds of this payment, net of related costs, were used to reduce goodwill associated with the TEST acquisition.

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

(6) INVENTORIES

    Inventories consisted of the following amounts:

                                          JUNE 30,        DECEMBER 31,
                                            2002              2001
                                        ------------      ------------
                                        (UNAUDITED)
                                               (IN THOUSANDS)
Finished goods ....................     $     12,911      $      9,902
Work-in-process ...................            9,135            13,441
Raw materials and supplies ........           14,897            15,242
                                        ------------      ------------
  Inventories at FIFO .............           36,943            38,585
Excess of FIFO over LIFO cost .....           (1,158)           (1,068)
                                        ------------      ------------
                                        $     35,785      $     37,517
                                        ============      ============

(7) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Cost and estimated earnings on uncompleted contracts were as follows:

                                                                             JUNE 30,        DECEMBER 31,
                                                                               2002              2001
                                                                           ------------      ------------
                                                                            (UNAUDITED)
                                                                                  (IN THOUSANDS)
Cost incurred on uncompleted contracts ...............................     $    138,061      $    131,702
Estimated earnings ...................................................           56,845            51,343
                                                                           ------------      ------------
                                                                                194,906           183,045
Less billings to date ................................................          169,942           169,925
                                                                           ------------      ------------
                                                                           $     24,964      $     13,120
                                                                           ============      ============
Included in the accompanying balance sheet under the captions:
  Trade accounts receivable ..........................................     $     26,783      $     17,497
  Advance payments ...................................................           (1,819)           (4,377)
                                                                           ------------      ------------
                                                                           $     24,964      $     13,120
                                                                           ============      ============

(8) LONG-TERM DEBT

    The consolidated borrowings of the Company were as follows:

                                                                        JUNE 30,        DECEMBER 31,
                                                                          2002              2001
                                                                      ------------      ------------
                                                                       (UNAUDITED)
                                                                             (IN THOUSANDS)
BANK DEBT
Term loan with variable interest rate (4.59% at June 30,
  2002 and 4.25% at December 31, 2001) and quarterly
  payments of principal ($1,750) and interest, due
  March 16, 2006 ................................................     $     41,250      $     44,750
Revolving credit bank loans with variable interest rate
  (4.94% at June 30, 2002 and 4.52% at December 31, 2001)
  and quarterly interest payments, due March 15, 2004 ...........           13,600            12,768
Promissory note with variable interest rate (5.15% at June
  30, 2002) and quarterly payments of principal ($24) and
  interest, due February 8, 2007 ................................            1,435                --
Revolving credit bank loans (Export Sales Facility) with
  variable interest rate (4.75% at June 30, 2002 and
  December 31, 2001) and monthly interest payments, due
  July 23, 2004 .................................................            4,350             1,050
                                                                      ------------      ------------
    Total .......................................................     $     60,635      $     58,568
    Less current installments ...................................           (7,097)           (7,000)
                                                                      ------------      ------------
    Long-term debt ..............................................     $     53,538      $     51,568
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

     In July 2002, our lenders approved the amendment of various provisions of the term loan and revolving credit facility agreement, effective April 1, 2002. This amendment revised certain restrictive debt covenants, modified certain defined terms, allowed for future capital investment in the Company's CO2 processing facility in West Texas, facilitates the issuance of up to $7.5 million of subordinated indebtedness, increased the aggregate amount of operating lease expense allowed during a fiscal year and permitted an increase in borrowings under the export sales credit facility, without further consent, up to a maximum of $20.0 million. These modifications will result in higher commitment fee percentages and interest rates if the Funded Debt to EBITDA ratio, as defined, exceeds 3 to 1.

    Amounts borrowed under the term loan bear interest at a rate of 4.59% per annum as of June 30, 2002. Amounts borrowed under the revolving portion of the facility bear interest at a rate based upon the ratio of funded debt to EBITDA (as defined in the credit facility) and ranging from, at the Company's election,
(1) a high of the London Inter-bank Borrowing Rate ("LIBOR") plus 3.00% to a low of LIBOR plus 1.75% or, (2) a high of a base rate plus 1.50% to a low of a base rate plus 0.25%.

     NATCO will pay commitment fees of 0.30% to 0.625% per year depending upon the ratio of funded debt to EBITDA, on the undrawn portion of the facility.

     The revolving credit facility is guaranteed by all of the Company's domestic subsidiaries and is secured by a first priority lien on substantially all inventory, accounts receivable and other material tangible and intangible assets. NATCO has also pledged 65% of the voting stock of its active foreign subsidiaries.

     On February 6, 2002, the Company borrowed $1.5 million under a long-term promissory note. This note accrues interest at the 90-day LIBOR plus 3.25% per annum, and requires quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002. This promissory note is collateralized by a manufacturing facility in Magnolia, Texas, purchased during 2001.

    The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which borrowings of $4.4 million were outstanding at June 30, 2002. Letters of credit outstanding under the export sales credit facility as of June 30, 2002 totaled $102,000. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2004.

    As of June 30, 2002, the Company was in compliance with all restrictive debt covenants. NATCO had letters of credit outstanding under the revolving credit facilities totaling $17.5 million at June 30, 2002. These letters of credit constitute contract performance and warranty collateral and expire at various dates through August 2005.

    The Company had unsecured letters of credit, guarantees and bonds totaling $182,000 at June 30, 2002.

(9) INCOME TAXES

    NATCO's effective income tax rate for the six months ended June 30, 2002 was 38.3%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials and certain permanent book-to-tax differences.

(10) INDUSTRY SEGMENTS

    The Company's operations are organized into three separate business segments: North American operations, a segment which primarily provides traditional, standard and small custom production equipment and components, replacement parts, used equipment and components, equipment servicing and field operating support including operations of the Company's domestic membrane facility; engineered systems, a segment which primarily provides customized and more complex technological equipment, large scale integrated oil and gas production systems, and equipment and services provided by certain international operations, including Axsia; and automation and control systems, a segment which provides control panels and systems that monitor and control oil and gas production, as well as installation and start-up and other field services related to instrumentation and electrical systems.

    The accounting policies of the reportable segments were consistent with the policies used to prepare the Company's condensed consolidated financial statements for the respective periods presented. Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                               NORTH                       AUTOMATION
                                              AMERICAN      ENGINEERED      & CONTROL     CORPORATE &
                                             OPERATIONS      SYSTEMS         SYSTEMS      ELIMINATIONS        TOTAL
                                                                   (UNAUDITED, IN THOUSANDS)
THREE MONTHS ENDED
  JUNE 30, 2002
Revenues from unaffiliated customers ...     $   32,514     $   29,909     $   11,973     $         --      $  74,396
Inter-company revenues .................            430            401          1,157           (1,988)            --
Segment profit (loss) ..................          2,672            891          1,504             (857)         4,210
Total assets ...........................        104,523        100,554         21,198           10,845        237,120
Capital expenditures ...................            392            911             50               26          1,379
Depreciation and amortization ..........            638            421             99               35          1,193
THREE MONTHS ENDED
  JUNE 30, 2001
Revenues from unaffiliated customers ...     $   36,704     $   34,413     $   11,442     $         --      $  82,559
Inter-company revenues .................            857             30            849           (1,736)            --
Segment profit (loss) ..................          3,088          2,954          1,426           (2,388)         5,080
Total assets ...........................         96,126        125,547         20,116           12,585        254,374
Capital expenditures ...................            551            672            181              428          1,832
Depreciation and amortization ..........            595          1,380            111               97          2,183
SIX MONTHS ENDED
  JUNE 30, 2002
Revenues from unaffiliated customers ...     $   70,802     $   54,706     $   22,466     $         --      $ 147,974
Inter-company revenues .................          1,517            713          2,529           (4,759)            --
Segment profit (loss) ..................          6,600          2,227          2,416           (1,917)         9,326
Total assets ...........................        104,523        100,554         21,198           10,845        237,120
Capital expenditures ...................          1,015          1,454            278              112          2,859
Depreciation and amortization ..........          1,305            717            194              136          2,352
SIX MONTHS ENDED
  JUNE 30, 2001
Revenues from unaffiliated customers ...     $   69,895     $   52,370     $   23,204     $         --      $ 145,469
Inter-company revenues .................          2,267             38          1,894           (4,199)            --
Segment profit (loss) ..................          6,035          4,724          2,669           (3,407)        10,021
Total assets ...........................         96,126        125,547         20,116           12,585        254,374
Capital expenditures ...................          1,005          1,412            256              436          3,109
Depreciation and amortization ..........          1,480          1,828            261              217          3,786

(11) COMMITMENTS AND CONTINGENCIES

    The Porta-Test International, Inc., ("Porta-Test") purchase agreement, executed in January 2000, contains a provision to calculate a payment to certain former stockholders of Porta-Test Systems, Inc. for a three-year period ended January 24, 2003, based upon sales of a limited number of specified products designed by or utilizing technology that existed at the time of the acquisition. Liability under this arrangement is contingent upon attaining certain performance criteria, including gross margins and sales volumes for the specified products. If applicable, payment is required annually. In January 2002, the Company accrued $219,000 under this arrangement for the year ended January 24, 2002, resulting in an increase in goodwill. In April 2001, the Company paid $226,000 in accordance with the purchase agreement. Any future liabilities incurred under this arrangement will be recorded to goodwill.

(12) NEW ACCOUNTING PRONOUNCEMENTS

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

     The Company adopted SFAS No. 142 on January 1, 2002. Intangible assets subject to amortization under the pronouncement as of June 30, 2002 and 2001 are summarized in the following table:

                                        AS OF JUNE 30, 2002               AS OF JUNE 30, 2001
                                   -----------------------------     -----------------------------
                                      GROSS                             GROSS
                                     CARRYING       ACCUMULATED        CARRYING        ACCUMULATED
   TYPE OF INTANGIBLE ASSET           AMOUNT        AMORTIZATION        AMOUNT        AMORTIZATION
------------------------------     ------------     ------------     ------------     ------------
                                                      (UNAUDITED, IN THOUSANDS)
Deferred Financing Fees            $      3,022     $      1,556     $      2,823     $        863
Patents                                     101               13              101                7
Employment Contracts                         --               --              818              685
Other                                       261              146              268               77
                                   ------------     ------------     ------------     ------------
  Total                            $      3,384     $      1,715     $      4,010     $      1,632
                                   ============     ============     ============     ============

    Amortization and interest expense of $208,000 and $184,000 were recognized related to these assets for the quarters ended June 30, 2002 and 2001, respectively, and $409,000 and $283,000 for the six-month periods ended June 30, 2002 and 2001, respectively. The estimated aggregate amortization and interest expense for these assets for each of the following five fiscal years is:
2002--$790,000; 2003--$555,000; 2004--$270,000; 2005--$228,000; and
2006--$70,000. For segment reporting purposes, these intangible assets and the related amortization expense were recorded under "Corporate and Eliminations," excluding the employment contracts which were allocated between the engineered systems and North American operations business segments.

    Goodwill was the Company's only intangible asset that required no periodic amortization as of the date of the adoption of SFAS No. 142. Net goodwill at June 30, 2002 was $80.4 million. The pro forma impact of applying SFAS No. 142 to operating results for the quarter and six-month period ended June 30, 2001, would have been a reduction of amortization expense of $1.0 million and $1.6 million, respectively, resulting in net income of $1.6 million and $3.5 million, respectively, and an increase in basic and diluted earnings per share of $.07 and $.10, respectively.

    In accordance with SFAS No. 142, the Company tested impairment of goodwill. Based upon the testing performed, management determined that goodwill was not impaired as of June 30, 2002. Therefore, no impairment charge was recorded under SFAS No. 142 as of June 30, 2002. Goodwill will be tested for impairment annually on December 31.

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

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for the Company in January 2003. The Company has not determined the impact that this pronouncement will have on its financial condition or results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities," which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for the Company in January 2003. The Company has not determined the impact that this pronouncement will have on its financial condition or results of operations.

(13) RELATED PARTY TRANSACTIONS

    As previously agreed during 2001, the Company loaned an executive officer and director of the Company $216,000 on April 15, 2002, under a full-recourse note arrangement which accrues interest at 6% per annum and matures on July 31, 2003. The funds were used to pay tax burdens associated with stock options exercised during 2001. At June 30, 2002, the outstanding balance under this note arrangement, including accrued interest, was $219,000.

(14) SUBSEQUENT EVENTS

     As of June 30, 2002, the Company had several outstanding notes receivable from two employees who are executive officers and directors, with principal and interest totaling $3.6 million. The maturity of these loans was July 31, 2003, and interest accrued at rates ranging from 6% to 7.8% per annum. Effective July 1, 2002, the notes were amended to extend the maturity dates to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the notes balances as of June 30, 2002, including previously accrued interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Management's Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (each a "Forward-Looking Statement"). The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify Forward-Looking Statements. Forward-Looking Statements in this document include, but are not limited to, discussions regarding indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company's results of operations (see "--Industry and Business Environment"), future uses of and requirements for financial resources (see "--Liquidity and Capital Resources"), and anticipated backlog levels for 2002 (see "--Liquidity and Capital Resources"). The Company's expectations about its business outlook, customer spending, oil and gas prices and the business environment for the Company and the industry in general are only its expectations regarding these matters. No assurance can be given that actual results may not differ materially from those in the Forward-Looking Statements herein for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of the Organization of Petroleum Exporting Countries ("OPEC"), conflict in major petroleum producing or consuming regions, the development of technology which could lower overall finding and development costs, weather patterns and the overall condition of capital and equity markets for countries in which the Company operates.

    The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures advising interested parties of the factors that affect the Company, including without limitation, the disclosures made under the caption "Risk Factors" and the other factors and risks discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and in subsequent reports filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any Forward-Looking Statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any Forward-Looking Statement is based.

OVERVIEW

    References to "NATCO" "the Company" "we" and "our" are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

    Our operations are organized into three separate business segments: North American operations, a segment which primarily provides traditional, standard and small custom production equipment and components, replacement parts, used equipment and components, equipment servicing and field operating support including operations of our domestic membrane facility; engineered systems, a segment which primarily provides customized and more complex technological equipment, large scale integrated oil and gas production systems, and equipment and services provided by certain international operations, including Axsia; and automation and control systems, a segment which provides control panels and systems that monitor and control oil and gas production, as well as installation and start-up and other field services related to instrumentation and electrical systems.

CRITICAL ACCOUNTING POLICIES

    The preparation of our consolidated financial statements requires management to make certain estimates and assumptions that affect the results reported in our consolidated financial statements and accompanying notes. These estimates and assumptions are based on historical experience and on future expectations that we believe to be reasonable under the circumstances. Note 2 to the consolidated financial statements filed in our Annual Report on Form 10-K for the year ended December 31, 2001, contains a summary of our significant accounting policies. We believe the following accounting policy is the most critical in the preparation of our condensed consolidated financial statements:

    Revenue Recognition: Percentage-of-Completion Method. We recognize revenues from significant contracts (greater than $250,000 and longer than four months in duration) and all automation and controls contracts and orders on the percentage-of-completion method of accounting. Earned revenue is based on the percentage that costs incurred to date relate to total estimated costs of the project, after giving effect to the most recent estimates of total cost. The timing of costs incurred, and therefore recognition of revenue, could be affected by various internal or external factors including, but not limited to: changes in project scope (change orders), changes in productivity, scheduling, the cost and availability of labor, the cost and availability of raw materials, the weather, client delays in providing approvals at benchmark stages of the project and the timing of deliveries from third-party providers of key components. The cumulative impact of revisions in total cost estimate during the progress of work is reflected in the period in which these changes become known. Earned revenues reflect the original contract price adjusted for agreed claims and change order revenues, if applicable. Losses expected to be incurred on the jobs in progress, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Claims for additional contract revenue are recognized if it is probable that the claim will result in additional revenue and the amount can be reliably estimated. We generally recognize revenue and earnings to which the percentage-of-completion method applies over a period of two to six quarters. In the event a project is terminated by our customer before completion, our customer is liable for costs incurred under the contract. We believe that our operating results should be evaluated over a term of several years to evaluate performance under long-term contracts, after all change orders, scope changes and cost recoveries have been negotiated and realized. We record revenues and profits on all other sales as shipments are made or services are performed.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" in June 2001. This pronouncement requires that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated on an impairment basis. Intangible assets with a defined term, such as patents, would continue to be amortized over the useful life of the asset. We adopted SFAS No. 142 on January 1, 2002, and continued to amortize certain net assets totaling $1.7 million at June 30, 2002, and recorded amortization and interest expense related to those assets for the quarter and six-month period ended June 30, 2002 of $208,000 and $409,000, respectively. We ceased periodic amortization of goodwill on the date of adoption. Net goodwill at June 30, 2002 was $80.4 million. The pro forma impact of applying SFAS No. 142 to operating results for the quarter and six-month period ended June 30, 2001, would have been a reduction of amortization expense of $1.0 million and $1.6 million, respectively, resulting in net income of $1.6 million and $3.5 million, respectively, and an increase in basic and diluted earnings per share of $.07 and $.10, respectively.

    In accordance with SFAS No. 142, we tested impairment of goodwill. Based upon the testing performed, we determined that goodwill was not impaired as of June 30, 2002. Therefore, no impairment charge was recorded under SFAS No. 142 as of June 30, 2002. Goodwill will be tested for impairment annually on December 31.

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

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for us in January 2003. We have not yet determined the impact that this pronouncement will have on our financial condition or results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities," which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for us in January 2003. We have not yet determined the impact that this pronouncement will have on our financial condition or results of operations.

ACQUISITIONS

    On March 19, 2001, we acquired all the outstanding share capital of Axsia Group Limited ("Axsia"), a privately held company based in the United Kingdom, for approximately $42.8 million, net of cash acquired. Axsia specializes in the design and supply of water re-injection systems for oil and gas fields, oily water treatment, oil separation, hydrogen production and other process equipment systems. This acquisition was financed with borrowings under our term loan facility, and was accounted for using the purchase method of accounting. Results of operations for Axsia have been included in our condensed consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was being amortized over a twenty-year period, prior to the adoption of SFAS No. 142. Goodwill and accumulated amortization related to the Axsia acquisition were $48.4 million and $1.9 million, respectively, at June 30, 2002.

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

    Our revenues and results of operations are closely tied to demand for oil and gas products and spending by oil and gas companies for exploration and development of oil and gas reserves. During periods of lower demand, revenues for service providers such as NATCO generally decline, as existing projects are completed and new projects are postponed. During periods of recovery, revenues for service providers can lag behind the industry due to the timing of new project awards.

    Changes in commodity prices have impacted our business over the past several years. The following table summarizes the price of domestic crude oil per barrel and the wellhead price of natural gas per thousand cubic feet ("mcf") for the years ended December 31, 2001 and 2000, as well as data related to the six-month periods ended June 30, 2002 and 2001, derived from published reports by the U.S. Department of Energy, and the rotary rig count, as published by Baker Hughes Incorporated.

                                                        SIX MONTHS ENDED             YEAR ENDED
                                                            JUNE 30,                DECEMBER 31,
                                                      ---------------------     ---------------------
                                                        2002         2001         2001         2000
                                                      --------     --------     --------     --------
Average price of crude oil per barrel in the U.S.     $     21     $     24     $     22     $     27
Average wellhead price of natural gas per mcf in
  the U.S.                                            $      3     $      6     $      4     $      4
Average North American rig count                         1,071        1,573        1,497        1,263

    The spot price of West Texas intermediate crude oil per barrel as of August 2, 2002 was approximately $27 per barrel and has remained above $26 per barrel since June 30, 2002. The rotary rig count for North America, as published by Baker Hughes Incorporated, was 1,150 operating rigs, as of August 2, 2002.

    The following discussion of our historical results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

    In the first quarter of 2001, we changed the presentation of our reportable segments by combining the traditional production equipment and services business segment with the NATCO Canada business segment, to form the North American operations business segment.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

    Revenues. Revenues of $74.4 million for the three months ended June 30, 2002 decreased $8.2 million, or 10%, from $82.6 million for the three months ended June 30, 2001. The following table summarizes revenues by business segment for the quarters ended June 30, 2002 and 2001, respectively.

                                                THREE MONTHS ENDED
                                                     JUNE 30,
                                             --------------------------                      PERCENTAGE
                                                2002            2001           CHANGE          CHANGE
                                             ----------      ----------      ----------      ----------
                                                                    (UNAUDITED)
                                                      (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations ..............     $   32,944      $   37,561      $   (4,617)            (12)%
Engineered Systems .....................         30,310          34,443          (4,133)            (12)%
Automation and Control Systems .........         13,130          12,291             839               7%
Corporate and Other ....................         (1,988)         (1,736)           (252)            (15)%
                                             ----------      ----------      ----------
          Total ........................     $   74,396      $   82,559      $   (8,163)            (10)%
                                             ----------      ----------      ----------

    North American operations revenues decreased $4.6 million, or 12%, for the quarter ended June 30, 2002, as compared to the quarter ended June 30, 2001, due to an overall market decline in the U.S. and Canada. North American rig counts declined 32% from 1,597 operating rotary rigs as of June 29, 2001 to 1,090 operating rotary rigs as of June 28, 2002. As a result, we experienced lower revenues for traditional equipment, finished goods and parts and services. Third-party revenues for Canada declined modestly. Inter-company revenues for this business segment were $430,000 for the quarter ended June 30, 2002, as compared to $857,000 for the quarter ended June 30, 2001.

    Revenues for the engineered systems business segment decreased $4.1 million, or 12%, for the quarter ended June 30, 2002, as compared to the quarter ended June 30, 2001. This decrease was primarily due to a decline in revenues contributed by Axsia, acquired in March 2001, which provided $27.1 million of revenues for the quarter ended June 30, 2001 as compared to $11.8 million for the quarter ended June 30, 2002. Offsetting this decline was an increase in other engineered systems projects, primarily in West Africa. Engineered systems revenues of $30.3 million for the quarter ended June 30, 2002 included approximately $401,000 of inter-company revenues, as compared to $30,000 of inter-company revenues for the quarter ended June 30, 2001.

    Revenues for the automation and control systems business segment increased $839,000, or 7%, for the quarter ended June 30, 2002, as compared to the quarter ended June 30, 2001. This increase in revenues was the result of an increase in the number of jobs in progress in 2002 relative to 2001, and higher inter-company sales, which increased from $849,000 for the quarter ended June 30, 2001 to $1.2 million for the quarter ended June 30, 2002.

    The change in revenues for corporate and other represents the elimination of inter-company revenues as discussed above.

    Gross Profit. Gross profit for the quarter ended June 30, 2002 decreased $2.6 million, or 13%, to $17.7 million, compared to $20.3 million for the quarter ended June 30, 2001. As a percentage of revenue, gross margins declined from 25% for the quarter ended June 30, 2001 to 24% for the quarter ended June 30, 2002. The following table summarizes gross profit by business segment for the quarters then ended:

                                                THREE MONTHS ENDED
                                                     JUNE 30,
                                             -------------------------                     PERCENTAGE
                                                2002           2001          CHANGE          CHANGE
                                             ----------     ----------     ----------      ----------
                                                                   (UNAUDITED)
                                                     (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations ..............     $    8,630     $    9,130     $     (500)             (5)%
Engineered Systems .....................          6,472          8,568         (2,096)            (24)%
Automation and Control Systems .........          2,560          2,607            (47)             (2)%
                                             ----------     ----------     ----------
          Total ........................     $   17,662     $   20,305     $   (2,643)            (13)%
                                             ----------     ----------     ----------

    Gross profit for the North American operations business segment decreased $500,000, or 5%, for the quarter ended June 30, 2002, as compared to the respective period in 2001. This decrease in margin was due primarily to a 12% decline in revenues. As a percentage of revenue, gross margins were 26% and 24% for the quarters ended June 30, 2002 and 2001, respectively.

    Gross profit for the engineered systems business segment for the quarter ended June 30, 2002 decreased $2.1 million, or 24%, primarily due to a 12% decline in revenues for the engineered systems business segment and unfavorable under-absorption of engineering overhead expense. Gross margin as a percentage of revenues for engineered systems was 21% and 25% for the quarters ended June 30, 2002 and 2001, respectively.

    Gross profit for the automation and control systems business segment decreased $47,000, or 2%, for the quarter ended June 30, 2002, as compared to the quarter ended June 30, 2001. Gross margin as a percentage of revenue for the quarters ended June 30, 2002 and 2001, was 19% and 21%, respectively.

    Selling, General and Administrative Expense. Selling, general and administrative expense of $13.0 million decreased $632,000, or 5%, for the quarter ended June 30, 2002, as compared to the quarter ended June 30, 2001. This decrease was largely related to cost savings realized from restructuring certain of our existing operations during the quarter ended June 30, 2001, with those of Axsia, acquired in March 2001, and a decline in selling and pre-order engineering costs associated with the timing of new projects. Partially offsetting this decrease in expense was the cost incurred during the quarter ended June 30, 2002, associated with our Mexico office, opened in late 2001.

    Depreciation and Amortization Expense. Depreciation and amortization expense of $1.2 million for the quarter ended June 30, 2002, decreased $990,000, or 45%, compared to $2.2 million for the quarter ended June 30, 2001. Depreciation expense of $1.2 million for the quarter ended June 30, 2002, increased $116,000, or 11%, as compared to the respective period for 2001. This increase was primarily due to the addition of capital assets purchased and constructed during fiscal 2001. Amortization expense for the quarter ended June 30, 2002 was $28,000, as compared to $1.1 million for the quarter ended June 30, 2001. This decline in amortization expense was attributable to a change in accounting method prescribed by SFAS No. 142, "Goodwill and Other Intangible Assets." This pronouncement, adopted on January 1, 2002, requires that goodwill no longer be amortized over a prescribed period but rather intangible assets not assigned a useful life be evaluated annually for impairment. See "Recent Accounting Pronouncements." Therefore, no goodwill amortization was recorded for the quarter ended June 30, 2002, compared to $1.0 million for the quarter ended June 30, 2001. The results for the second quarter of 2001 also include amortization expense associated with certain employment contracts that were fully amortized as of December 31, 2001.

    Unusual Charges. Unusual charges for the quarter ended June 30, 2001 were $1.6 million, of which approximately $920,000 related to certain restructuring costs to streamline activities and consolidate offices in connection with our acquisition of Axsia in March 2001, and an additional $680,000 related to our withdrawn private placement of debt.

    Interest Expense. Interest expense was $1.2 million for the quarter ended June 30, 2002, as compared to $1.6 million for the respective period in 2001. This decrease of $431,000, or 27%, was due primarily to a decline in the weighted average interest rate on outstanding debt from approximately 7% at June 30, 2001 to approximately 5% at June 30, 2002.

    Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement benefit liability, related to a plan that provides medical and dental coverage to retirees of a predecessor company, decreased $199,000, or 62%, from $322,000 for the quarter ended June 30, 2001 to $123,000 for the quarter ended June 30, 2002. This decrease in interest cost was due to a June 2001 amendment of this plan whereby retirees bear more cost for coverage, reducing our projected liability and the related interest cost.

    Provision for Income Taxes. Income tax expense of $706,000 for the quarter ended June 30, 2002, increased $160,000 from $546,000 for the quarter ended June 30, 2001. The primary reason for this increase in tax expense was an increase in income before income taxes, which was $1.8 million for the quarter ended June 30, 2002, as compared to $1.1 million for the respective period in 2001. The effective tax rate declined from 51.2% for the second quarter of 2001 to 38.4% for the second quarter of 2002, due to the impact of eliminating non-deductible goodwill amortization as per SFAS No. 142, "Goodwill and Other Intangible Assets." See "Recent Accounting Pronouncements."

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

    Revenues. Revenues of $148.0 million for the six months ended June 30, 2002 increased $2.5 million, or 2%, from $145.5 million for the six months ended June 30, 2001. The following table summarizes revenues by business segment for the six-month periods ended June 30, 2002 and 2001, respectively.

                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                             --------------------------                      PERCENTAGE
                                                2002            2001           CHANGE          CHANGE
                                             ----------      ----------      ----------      ----------
                                                                     (UNAUDITED)
                                                      (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations ..............     $   72,319      $   72,162      $      157              --
Engineered Systems .....................         55,419          52,408           3,011               6%
Automation and Control Systems .........         24,995          25,098            (103)             --
Corporate and Other ....................         (4,759)         (4,199)           (560)            (13)%
                                             ----------      ----------      ----------
          Total ........................     $  147,974      $  145,469      $    2,505               2%
                                             ----------      ----------      ----------

    North American operations revenues increased slightly for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due largely to strong sales of traditional equipment, parts and services in the first quarter of 2002. Revenues for Canada declined for the six months ended June 30, 2002, as compared to the respective period in 2001, due to overall poor market conditions. Inter-company revenues for this business segment were $1.5 million for the six months ended June 30, 2002, as compared to $2.3 million for the six months ended June 30, 2001.

    Revenues for the engineered systems business segment increased $3.0 million, or 6%, for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. This increase was primarily due to increased project activity as a result of bookings of new projects received in 2001 and early 2002, partially offset by project completions in North Africa and Southeast Asia. Engineered systems revenues of $55.4 million for the six months ended June 30, 2002 included approximately $713,000 of inter-company revenues, as compared to $38,000 of inter-company revenues for the six months ended June 30, 2001.

    Revenues for the automation and control systems business segment remained relatively constant for the six months ended June 30, 2002, when compared to the six months ended June 30, 2001, despite an overall decline in drilling activity and increased competition in the Gulf of Mexico, a primary market for the services of this business segment. Inter-company revenues of approximately $2.5 million and $1.9 million were included in the results for the six-month periods ended June 30, 2002 and 2001, respectively.

    The change in revenues for corporate and other represents the elimination of inter-company revenues as discussed above.

    Gross Profit. Gross profit for the six months ended June 30, 2002 decreased $373,000, or 1%, to $35.9 million, compared to $36.3 million for the six months ended June 30, 2001. As a percentage of revenue, gross margins declined from 25% for the six months ended June 30, 2001, to 24% for the six months ended June 30, 2002. The following table summarizes gross profit by business segment for the periods then ended:

                                                 SIX MONTHS ENDED
                                                     JUNE 30,
                                             -------------------------                     PERCENTAGE
                                                2002           2001          CHANGE          CHANGE
                                             ----------     ----------     ----------      ----------
                                                                   (UNAUDITED)
                                                     (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations ..............     $   18,880     $   17,536     $    1,344               8%
Engineered Systems .....................         12,324         13,754         (1,430)            (10)%
Automation and Control Systems .........          4,721          5,008           (287)             (6)%
                                             ----------     ----------     ----------
          Total ........................     $   35,925     $   36,298     $     (373)             (1)%
                                             ----------     ----------     ----------

    Gross profit for the North American operations business segment increased $1.3 million, or 8%, for the six months ended June 30, 2002, as compared to the respective period in 2001. This increase in margin was due to slightly improved margins for our parts and services, as well as favorable margins earned in our Latin America operations. As a percentage of revenue, gross margins were 26% and 24% for the six-month periods ended June 30, 2002 and 2001, respectively.

    Gross profit for the engineered systems business segment for the six months ended June 30, 2002 decreased $1.4 million, or 10%, compared to the six months ended June 30, 2001. This decrease was due primarily to a reduction in overall margin earned on the CTOC project in the respective period, as CTOC was virtually completed at the beginning of 2002. Gross margin for engineered systems represented 22% and 26% of the segment's revenues for the six-month periods ended June 30, 2002 and 2001, respectively.

    Gross profit for the automation and control systems business segment decreased $287,000, or 6%, for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. This decline was attributable to the absence of a large-scale instrumentation and electrical project in 2002 compared to 2001. Gross margin as a percentage of revenue for the six-month periods ended June 30, 2002 and 2001, was 19% and 20%, respectively.

    Selling, General and Administrative Expense. Selling, general and administrative expense of $26.6 million increased $1.9 million, or 8%, for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. This increase was largely related to the following factors: (1) six months of operating expenses at Axsia during 2002 compared to less than four months operating expenses from the acquisition date through June 30, 2001, (2) start-up costs related to the Singapore office opened in March 2001 to increase marketing efforts in Southeast Asia, and (3) start-up costs related to the Mexico office opened in late-2001.

    Depreciation and Amortization Expense. Depreciation and amortization expense of $2.4 million for the six months ended June 30, 2002, decreased $1.4 million, or 38%, compared to $3.8 million for the six months ended June 30, 2001. Depreciation expense of $2.3 million for the six months ended June 30, 2002, increased $278,000, or 14%, as compared to the respective period for 2001. This increase was primarily due to the acquisition of Axsia in March 2001 and the addition of capital assets purchased and constructed during fiscal 2001. Amortization expense for the six months ended June 30, 2002 was $53,000, as compared to $1.8 million for the six months ended June 30, 2001. This decline in amortization expense was attributable to a change in accounting method prescribed by SFAS No. 142, "Goodwill and Other Intangible Assets." This pronouncement, adopted on January 1, 2002, requires that goodwill no longer be amortized over a prescribed period but rather intangible assets not assigned a useful life be evaluated annually for impairment. See "Recent Accounting Pronouncements." Therefore, no goodwill amortization was recorded for the six months ended June 30, 2002, compared to $1.6 million for the six months ended June 30, 2001. The results for the six months ended June 30, 2001 also include amortization expense associated with certain employment contracts that were fully amortized as of December 31, 2001.

    Unusual Charges. Unusual charges for the six months ended June 30, 2001 were $1.6 million, of which approximately $920,000 related to certain restructuring costs to streamline activities and consolidate offices in connection with our acquisition of Axsia in March 2001, and an additional $680,000 related to our withdrawn private placement of debt.

    Interest Expense. Interest expense was $2.2 million for the six months ended June 30, 2002, as compared to $2.3 million for the respective period in 2001. This decrease of $120,000, or 5%, was due primarily to a decline in the weighted average interest rate on outstanding debt balanced from approximately 7% as of June 30, 2001 to approximately 5% as of June 30, 2002.

    Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement benefit liability, related to a plan that provides medical and dental coverage to retirees of a predecessor company, decreased $399,000, or 62%, from $644,000 for the six months ended June 30, 2001 to $245,000 for the six months ended June 30, 2002. This decrease in interest cost was due to a June 2001 amendment of this plan whereby retirees bear more cost for coverage, reducing our projected liability and the related interest cost.

    Provision for Income Taxes. Income tax expense of $1.8 million for the six months ended June 30, 2002, increased $292,000 from $1.5 million for the six months ended June 30, 2001. The primary reason for this increase in tax expense was an increase in income before income taxes, which was $4.7 million for the six months ended June 30, 2002, as compared to $3.4 million for the respective period in 2001. The effective tax rate declined from 44.4% for the six months ended June 30, 2001 to 38.3% for the six months ended June 30, 2002, due to the impact of eliminating non-deductible goodwill amortization as per SFAS No. 142, "Goodwill and Other Intangible Assets." See "Recent Accounting Pronouncements."

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2002, we had cash and working capital of $2.9 million and $42.6 million, respectively, as compared to cash and working capital of $3.1 million and $37.1 million, respectively, at December 31, 2001.

    Net cash used by operating activities for the six months ended June 30, 2002 was $367,000, compared to net cash provided by operating activities of $1.4 million for the six months ended June 30, 2001. Factors that contributed to the increase in cash used by operating activities during 2002 included an increase in trade accounts receivable and a decline in customer advance payments.

    Net cash used in investing activities for the six months ended June 30, 2002 was $3.3 million, of which $2.9 million was used for capital expenditures. During the six months ended June 30, 2001, $50.8 million was used for investing activities primarily related to the acquisition of Axsia, which required $48.2 million, and capital expenditures of $3.1 million.

    Net cash provided by financing activities for the six months ended June 30, 2002 and 2001, was $2.9 million and $52.7 million, respectively. The primary source of funds for financing activities for the six months ended June 30, 2002 was net borrowings of $3.9 million under long-term revolving credit facilities and borrowings of $1.5 million under a new long-term debt arrangement, offset by repayments of $3.5 million under the term loan facility. The primary source of funds for financing activities during the six months ended June 30, 2001 was borrowings of $50.0 million under the term loan facility and net borrowings of $4.1 million under long-term revolving credit facilities, offset by repayments of $1.8 million under the term loan facility and repayments of $1.0 million under short-term note arrangements.

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

    In July 2002, our lenders approved the amendment of various provisions of the term loan and revolving credit facility agreement, effective April 1, 2002. This amendment revised certain restrictive debt covenants, modified certain defined terms, allowed for future capital investment in our CO2 processing facility in West Texas, facilitates the issuance of $7.5 million of subordinated debt, increased the aggregate amount of operating lease expense allowed during a fiscal year and permitted an increase in borrowings under the export sales credit facility, without further consent, up to a maximum of $20.0 million. These modifications will result in higher commitment fee percentages and interest rates if the Funded Debt to EBITDA ratio, as defined, exceeds 3 to 1.

    Amounts borrowed under the term loan facility bear interest at 4.59% per annum as of June 30, 2002. Amounts borrowed under the revolving facilities bear interest at a rate based upon the ratio of funded debt to EBITDA (as defined in the credit facility) and ranging from, at our election, (1) a high of LIBOR plus 3.00% to a low of LIBOR plus 1.75% or, (2) a high of a base rate plus 1.50% to a low of a base rate plus 0.25%.

    As of June 30, 2002, the weighted average interest rate of our borrowings under the revolving credit facilities was 4.94%.

    We will pay commitment fees of 0.30% to 0.625% per year, depending upon the ratio of funded debt to EBITDA, on the undrawn portion of the facility.

    The revolving credit facility is guaranteed by all of our domestic subsidiaries and is secured by a first priority lien on substantially all inventory, accounts receivable and other material tangible and intangible assets. We have also pledged 65% of the voting stock of our active foreign subsidiaries.

    On March 19, 2001, we borrowed the entire $50.0 million available under the term loan portion of the facility and used $45.0 million to purchase all the outstanding share capital of Axsia. The remaining borrowings of $5.0 million, along with additional borrowings under the revolving credit facility, were used to repay $16.5 outstanding under a predecessor revolving credit and term loan facility. As of June 30, 2002, we had borrowings of $41.3 million outstanding under the term loan facility.

    As of June 30, 2002, we were in compliance with all restrictive debt covenants. We had letters of credit outstanding under the revolving credit facilities totaling $17.5 million at June 30, 2002. These letters of credit constitute contract performance and warranty collateral and expire at various dates through August 2005.

    We maintain a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which borrowings of $4.4 million were outstanding as of June 30, 2002. Letters of credit outstanding under this facility at June 30, 2002 totaled $102,000. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2004.

    We had unsecured letters of credit, guarantees and bonds outstanding at June 30, 2002 of $182,000.

    Our sales backlog at June 30, 2002 was $103.7 million compared to $101.3 million at June 30, 2001. Backlog remained relatively constant as normal run-off was replenished by new bookings in late 2001 and 2002.

    At June 30, 2002, borrowing base limitations and outstanding letters of credit reduced our available borrowing capacity under the term loan and revolving credit agreement and export sales credit agreement to $11.0 million and $96,000, respectively. We are actively considering a capital investment at our CO2 processing plant in West Texas which would require additional cash outlays beginning in the second half of 2002, and are reviewing financing alternatives to fund this investment. Although no assurances can be given, we believe that our operating cash flow, supported by our borrowing capacity and additional financing obtained for capital investment, will be adequate to fund operations throughout 2002. Should we decide to pursue additional acquisition opportunities during the remainder of 2002, the determination of our ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

RELATED PARTY TRANSACTIONS

    As previously agreed during 2001, we loaned an executive officer and director $216,000 on April 15, 2002, under a full-recourse note arrangement which accrues interest at 6% per annum and matures on July 31, 2003. The funds were used to pay tax burdens associated with stock options exercised during 2001. At June 30, 2002, the outstanding balance under this note arrangement, including accrued interest, was $219,000.

    As of June 30, 2002, we had several outstanding notes receivable from two employees who are executive officers and directors, with principal and interest totaling $3.6 million. The maturity of these loans was July 31, 2003, and interest accrued at rates ranging from 6% to 7.8% per annum. Effective July 1, 2002, the notes were amended to extend the maturity dates to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the notes balances as of June 30, 2002, including previously accrued interest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our operations are conducted around the world in a number of different countries. Accordingly, future earnings are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Canada and the U.K. In Canada, most contracts are denominated in Canadian dollars, and most of the costs incurred are in Canadian dollars, thereby mitigating risks associated with currency fluctuations. In the U.K., many of our sales contracts and material purchases are denominated in a currency other than British pounds sterling, primarily U.S. dollars and euros, whereas our engineering and overhead costs are principally denominated in British pounds sterling. Consequently, we have currency risk in our U.K. operations. No forward contracts or other derivative arrangements existed at June 30, 2002, and we do not currently intend to enter into new forward contracts or other derivative arrangements as part of our currency risk management strategy.

    Our financial instruments are subject to change in interest rates, including our revolving credit and term loan facility and our working capital facility for export sales. At June 30, 2002, we had borrowings of $41.3 million outstanding under the term loan portion of the revolving credit and term loan facility, at an interest rate of 4.59%. Borrowings, which bear interest at floating rates, outstanding under the revolving credit agreement at June 30, 2002, totaled $13.6 million. As of June 30, 2002, the weighted average interest rate of our borrowings under revolving credit facilities was 4.94%. Borrowings under the working capital facility for export sales at June 30, 2002 totaled $4.4 million and accrued interest at 4.75%.

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of NATCO Group Inc. was held on May 23, 2002 in Houston, Texas. At the Annual Meeting, the holders of 14,870,104 shares out of 15,803,797 shares entitled to vote as of the record date, were represented in person or by proxy, constituting a quorum. Proposals which were submitted to a vote of security holders included the following and were adopted by the margins indicated:

    (1) Election of two (2) Class I members of the Board of Directors, each to hold office for a three-year term expiring at the annual meeting of stockholders in 2005.

                                                       Number of Shares
                                   --------------------------------------------------------
                                      For                Withheld           Broker Non-Vote
                                   ----------            --------           ---------------
John U. Clarke                     14,725,326             144,778                  0
Patrick M. McCarthy                14,724,301             145,803                  0

    Messrs. Keith K. Allan, Howard I. Bull and George K. Hickox, Jr., will continue to serve as directors of the Company, each with a term expiring at the annual meeting of stockholders in 2003. Messrs. Nathaniel A. Gregory and Herbert
S. Winokur, Jr. will continue to serve as directors of the Company, each with a term expiring at the annual meeting of stockholders in 2004.

    (2) Ratification of KPMG LLP as the Company's independent public accountants for the fiscal year beginning January 1, 2002.

                       Number of Shares
   -------------------------------------------------------
       For                 Against               Abstained
   ----------              -------               ---------
   14,863,389               4,415                  2,300

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) See Index of Exhibits for a list of those exhibits filed herewith, which index includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-Q by Item 601(10)(iii) of Regulation S-K.

    (b) Reports on Form 8-K. We filed a report on Form 8-K on April 29, 2002, to announce earnings for the first quarter of 2002.

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

            10.17*      -- First Amendment to Loan Agreement ($35,000,000 U.S.
                           Revolving Loan Facility, $10,000,000 Canadian Revolving Loan Facility, $5,000,000 U.K. Revolving Loan Facility and $50,000,000 Term Loan Facility) dated as of March 16, 2001 among NATCO Group Inc., NATCO Canada, Ltd., Axsia Group Limited, The Chase Manhattan Bank, Royal Bank of Canada, Chase Manhattan International Limited, Bank One, N.A. (Main Office Chicago, Illinois), Wells Fargo Bank Texas, National Association, JP Morgan, a Division of Chase Securities, Inc., and the other lenders now or hereafter Parties hereto.

            10.18*      -- Second Amendment to Loan Agreement ($35,000,000 U.S.
                           Revolving Loan Facility, $10,000,000 Canadian Revolving Loan Facility, $5,000,000 U.K. Revolving Loan Facility and $50,000,000 Term Loan Facility) dated as of March 16, 2001 among NATCO Group Inc., NATCO Canada, Ltd., Axsia Group Limited, The Chase Manhattan Bank, Royal Bank of Canada, Chase Manhattan International Limited, Bank One, N.A. (Main Office Chicago, Illinois), Wells Fargo Bank Texas, National Association, JP Morgan, a Division of Chase Securities, Inc., and the other lenders now or hereafter Parties hereto.

            10.19*      -- Second Amended Single Installment Note between
                           Nathaniel A. Gregory and NATCO Group Inc., effective July 1, 2002.

            10.20*      -- Amended Single Installment Note between Nathaniel
                           Gregory and NATCO Group Inc., effective July 1, 2002.

            10.21*      -- Amended Single Installment Note between Nathaniel
                           Gregory and NATCO Group Inc., effective July 1, 2002.

            10.22*      -- Amended Single Installment Note between Nathaniel
                           Gregory and NATCO Group Inc., effective July 1, 2002.

            10.23*      -- Amended Single Installment Note between Patrick M.
                           McCarthy and NATCO Group Inc., effective July 1,
                           2002.
----------

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

Date: August 14, 2002

                                       By: /s/ RYAN S. LILES
                                          --------------------------------------
                                          Name: Ryan S. Liles
                                          Vice President and Controller
                                          (Principal Accounting Officer)

Date: August 14, 2002

                                  EXHIBIT INDEX


         EXHIBIT
         NUMBER                         DESCRIPTION
         -------                        -----------
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

         EXHIBIT
         NUMBER                         DESCRIPTION
         -------                        -----------
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

          10.17*        -- First Amendment to Loan Agreement ($35,000,000 U.S.
                           Revolving Loan Facility, $10,000,000 Canadian
                           Revolving Loan Facility, $5,000,000 U.K. Revolving
                           Loan Facility and $50,000,000 Term Loan Facility)
                           dated as of March 16, 2001 among NATCO Group Inc.,
                           NATCO Canada, Ltd., Axsia Group Limited, The Chase
                           Manhattan Bank, Royal Bank of Canada, Chase Manhattan
                           International Limited, Bank One, N.A. (Main Office
                           Chicago, Illinois), Wells Fargo Bank Texas, National
                           Association, JP Morgan, a Division of Chase
                           Securities, Inc., and the other lenders now or
                           hereafter Parties hereto.


          10.18*        -- Second Amendment to Loan Agreement ($35,000,000 U.S.
                           Revolving Loan Facility, $10,000,000 Canadian
                           Revolving Loan Facility, $5,000,000 U.K. Revolving
                           Loan Facility and $50,000,000 Term Loan Facility)
                           dated as of March 16, 2001 among NATCO Group Inc.,
                           NATCO Canada, Ltd., Axsia Group Limited, The Chase
                           Manhattan Bank, Royal Bank of Canada, Chase Manhattan
                           International Limited, Bank One, N.A. (Main Office
                           Chicago, Illinois), Wells Fargo Bank Texas, National
                           Association, JP Morgan, a Division of Chase
                           Securities, Inc., and the other lenders now or
                           hereafter Parties hereto.

          10.19*        -- Second Amended Single Installment Note between
                           Nathaniel A. Gregory and NATCO Group Inc., effective
                           July 1, 2002.

          10.20*        -- Amended Single Installment Note between Nathaniel
                           Gregory and NATCO Group Inc., effective July 1, 2002.

          10.21*        -- Amended Single Installment Note between Nathaniel
                           Gregory and NATCO Group Inc., effective July 1, 2002.

          10.22*        -- Amended Single Installment Note between Nathaniel
                           Gregory and NATCO Group Inc., effective July 1, 2002.

          10.23*        -- Amended Single Installment Note between Patrick M.
                           McCarthy and NATCO Group Inc., effective July 1,
                           2002.

----------

 * Filed herewith

** Management contracts or compensatory plans or arrangements.