Form 10-Q
period 2002-09-30
NATCO GROUP INC
filed 2002-11-13
CIK 1057693

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002,

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


    As of November 1, 2002, $0.01 par value per share, 15,803,797 shares


================================================================================

                                NATCO GROUP INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                         NO.
                                                                        ----
PART I -- FINANCIAL INFORMATION

Item 1.          Financial Statements.................................    3
                 Condensed Consolidated Balance Sheets -- September
                 30, 2002 (unaudited) and December 31, 2001...........    3
                 Unaudited Condensed Consolidated Statements of
                 Operations -- Three Months Ended  September 30, 2002
                 and 2001, and the Nine Months Ended September 30,
                 2002 and 2001........................................    4
                 Unaudited Condensed Consolidated Statements of Cash
                 Flows -- Nine Months Ended September 30, 2002 and
                 2001.................................................    5
                 Notes to Unaudited Condensed Consolidated Financial
                 Statements...........................................    6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................   13

Item 3.          Quantitative and Qualitative Disclosures About
                 Market Risk..........................................   22

Item 4.          Controls and Procedures..............................   23

PART II -- OTHER INFORMATION

Item 1.          Legal Proceedings....................................   24

Item 2.          Changes in Securities and Use of Proceeds............   24

Item 3.          Defaults Upon Senior Securities......................   24

Item 4.          Submission of Matters to a Vote of Security Holders..   24

Item 5.          Other Information....................................   24

Item 6.          Exhibits and Reports on Form 8-K.....................   24

Signatures       .....................................................   27

Certifications   .....................................................   28

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                        NATCO GROUP INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    2002            2001
                                                                -------------   ------------
                                                                 (UNAUDITED)
                                   ASSETS

Current assets:
  Cash and cash equivalents..................................    $    2,366      $   3,093
  Trade accounts receivable, net.............................        74,931         67,922
  Inventories................................................        35,084         37,517
  Prepaid expenses and other current assets..................         6,716          6,725
                                                                 ----------      ---------
        Total current assets.................................       119,097        115,257
Property, plant and equipment, net...........................        31,484         31,003
Goodwill, net................................................        80,155         79,907
Deferred income tax assets, net..............................         3,529          4,378
Other assets, net............................................         2,033          2,206
                                                                 ----------      ---------
        Total assets.........................................    $  236,298      $ 232,751
                                                                 ==========      =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt.....................    $    7,097      $   7,000
  Accounts payable...........................................        32,045         30,440
  Accrued expenses and other.................................        33,011         34,781
  Customer advances..........................................         4,286          5,925
                                                                 ----------      ---------
        Total current liabilities............................        76,439         78,146
Long-term debt, excluding current installments...............        54,277         51,568
Postretirement benefit and other long-term liabilities.......        14,275         14,107
                                                                 ----------      ---------
        Total liabilities....................................       144,991        143,821
                                                                 ----------      ---------
Stockholders' equity:
  Preferred stock $.01 par value. Authorized 5,000,000
    shares; no shares issued and outstanding.................           --             --
  Class A Common stock, $.01 par value. Authorized
    45,000,000 shares; issued and outstanding 15,803,797 and
    15,469,078 shares as of September 30, 2002 and
    December 31, 2001, respectively..........................           158            155
  Class B Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 334,719 shares
    as of December 31, 2001..................................           --               3
  Additional paid-in capital.................................        97,223         97,223
  Accumulated earnings.......................................         7,428          4,857
  Treasury  stock,  795,692  shares at cost as of
    September 30, 2002 and December 31, 2001.................        (7,182)        (7,182)
  Accumulated other comprehensive loss.......................        (2,677)        (2,858)
  Notes receivable from officers and stockholders............        (3,643)        (3,268)
                                                                 -----------     ---------
        Total stockholders' equity...........................        91,307         88,930
                                                                 ----------      ---------
Commitments and contingencies
        Total liabilities and stockholders' equity...........    $  236,298      $ 232,751
                                                                 ==========      =========

See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                            ----------------------  ----------------------
                                                               2002        2001        2002         2001
                                                            ----------  ----------  ----------    --------
Revenues.................................................     $66,563     $74,522    $214,537    $219,991
Cost of goods sold.......................................      51,655      53,905     163,704     163,076
                                                              -------     -------    --------    --------
          Gross profit...................................      14,908      20,617      50,833      56,915
Selling, general and administrative expense..............      13,299      13,828      39,863      38,490
Depreciation and amortization expense....................       1,288       2,176       3,640       5,962
Unusual charges..........................................         --          --          --        1,600
Interest expense.........................................       1,280       1,456       3,423       3,745
Interest cost on postretirement benefit liability........         122         122         367         766
Interest income..........................................         (47)       (129)       (174)       (237)
Other, net...............................................        (271)        (61)       (236)        (46)
                                                              -------     -------    --------    --------
          Income (loss) before income taxes..............        (763)      3,225       3,950       6,635
Income tax provision (benefit)...........................        (427)      1,458       1,379       2,972
                                                              -------     -------    --------    --------
          Net income (loss)..............................     $  (336)    $ 1,767    $  2,571    $  3,663
                                                              =======     =======    ========    ========
EARNINGS (LOSS) PER SHARE:
  Basic..................................................     $ (0.02)    $  0.11    $   0.16    $   0.23
  Diluted................................................     $ (0.02)    $  0.11    $   0.16    $   0.23
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
  Basic..................................................      15,804      15,747      15,804      15,732
  Diluted................................................      15,804      15,941      15,937      16,009

See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          --------------------
                                                            2002         2001
                                                          ---------    -------
Cash flows from operating activities:
  Net income...........................................   $   2,571    $ 3,663
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Deferred income tax expense.......................       1,894        507
     Depreciation and amortization expense.............       3,640      5,962
     Non-cash interest income..........................        (115)      (140)
     Interest cost on postretirement benefit liability          367        766
     Gain on the sale of property, plant and equipment          (14)      (156)
     Change in assets and liabilities, net of
      acquisitions:
       (Increase) decrease in trade accounts receivable      (4,747)     4,044
       (Increase) decrease in inventories..............       2,572     (9,615)
       Increase in prepaid expense and other
          current assets...............................        (450)    (1,372)
       Increase in long-term assets....................        (422)    (1,526)
       Increase in accounts payable....................       1,114      6,180
       Decrease in accrued expenses and other..........      (3,522)    (5,177)
       Increase (decrease) in customer advances........      (1,800)    11,816
                                                          ---------    -------
          Net cash provided by operating activities           1,088     14,952
                                                          ---------    -------
Cash flows from investing activities:
  Capital expenditures for property, plant and
       equipment.......................................      (3,882)    (6,388)
  Acquisitions, net of cash acquired...................        (240)   (48,224)
  Issuance of related party note receivable............        (260)    (1,178)
  Proceeds from settlement.............................         --       1,500
  Other, net...........................................          44        257
                                                          ---------    -------
          Net cash used in investing activities........      (4,338)   (54,033)
                                                          ---------    -------
Cash flows from financing activities:
  Change in bank overdrafts............................         155      2,929
  Net borrowings (repayments) under long-term revolving
       credit facilities...............................       6,594     (6,577)
  Repayments of short-term borrowings..................         --      (1,001)
  Repayments of long-term debt.........................      (5,299)    (3,500)
  Borrowings of long-term debt.........................       1,460     50,000
  Payments on postretirement benefit liability.........      (1,434)    (1,449)
  Treasury shares repurchased..........................         --        (292)
  Other, net...........................................         541        236
                                                          ---------    -------
          Net cash provided by financing activities....       2,017     40,346
                                                          ---------    -------
Effect of exchange rate changes on cash and cash
  equivalents..........................................         506       (397)
                                                          ---------    --------
Change in cash and cash equivalents....................        (727)       868
Cash and cash equivalents at beginning of period.......       3,093      1,031
                                                          ---------    -------
Cash and cash equivalents at end of period.............   $   2,366    $ 1,899
                                                          =========    =======
Cash payments for:
  Interest.............................................   $   2,277    $ 2,689
  Income taxes.........................................   $   2,350    $ 1,691
Significant non-cash financing activity:
  Issuance of common stock for acquisition.............   $     --     $    85

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

(2) CAPITAL STOCK

    On January 1, 2002, all outstanding shares of the Company's Class B Common Stock, 334,719 shares, were converted to Class A Common Stock, on a share for share basis, in accordance with the terms under which the Class B shares were originally issued. As of September 30, 2002, Class A Common Stock was the Company's only class of equity securities outstanding.

    During September 2001, the Company reacquired 39,700 shares of its Class A common stock pursuant to a stock repurchase plan for $292,000, an average cost of $7.35 per share. The cost to reacquire these shares was recorded as treasury stock at September 30, 2001.

    On February 1, 2001, NATCO issued 8,520 shares of Class B Common Stock to the former shareholders of The Cynara Company ("Cynara"), in connection with the achievement of certain performance criteria defined in the November 1998 purchase agreement. Goodwill was increased $85,000 as a result of this transaction.

(3) EARNINGS PER SHARE

    Basic earnings per share was computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per common and potential common share was computed by dividing net income by the weighted average number of common and potential common shares outstanding for the period. For purposes of this calculation, outstanding employee stock options were considered potential common shares. For the quarter ended September 30, 2002, no potential common shares related to employee stock options were included in diluted weighted average shares since the impact would have been a dilution of the loss per share recorded. Diluted shares for the quarter ended September 30, 2001 included potential common shares related to employee stock options of 193,523 shares. For the nine months ended September 30, 2002 and 2001, diluted shares included potential common shares related to employee stock options of 133,677 shares and 277,180 shares, respectively. Anti-dilutive stock options were excluded from the calculation of potential common shares. For the quarter ended September 30, 2002, all potential common shares related to employee stock options, 115,179 shares, were anti-dilutive. If anti-dilutive shares were included for the quarter ended September 30, 2001, the impact would have been a reduction of 211,514 shares. Similarly, the impact of anti-dilutive shares for the nine months ended September 30, 2002 and 2001, would have been a reduction of 250,119 shares and 79,011 shares, respectively.

(4) ACQUISITIONS

     On March 19, 2001, the Company acquired all the outstanding share capital of Axsia Group Limited ("Axsia"), a privately held company based in the United Kingdom, for approximately $42.8 million, net of cash acquired. Axsia specializes in the design and supply of water re-injection systems for oil and gas fields, oily water treatment, oil separation, hydrogen production and other process equipment systems. This acquisition was financed with borrowings under NATCO's term loan facility and was accounted for using the purchase method of accounting. Results of operations for Axsia have been included in NATCO's condensed consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was being amortized over a twenty-year period, prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. See "Recent Accounting Pronouncements." Goodwill and accumulated amortization related to the Axsia acquisition were $48.4 million and $1.9 million, respectively, at September 30, 2002.

     Assuming the Axsia acquisition occurred on January 1, 2001, the unaudited pro forma results of the Company for the nine-month period ended September 30, 2001, would have been as follows:

                                                    PRO FORMA RESULTS
                                                    NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2001
                                                    ------------------
                                                     (UNAUDITED, IN
                                                    THOUSANDS, EXCEPT
                                                     PER SHARE DATA)

Revenues....................................           $ 234,938
Income before income taxes..................               3,685
Net income..................................               1,592
Net income per share:
  Basic.....................................           $    0.10
  Diluted...................................           $    0.10


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

(5) UNUSUAL CHARGES

     In June 2001, the Company recorded an unusual charge of $1.6 million. The charge consisted of $920,000 pursuant to an approved plan to close and merge an existing NATCO office into the operations of Axsia, as well as other streamlining actions associated with the acquisition. This charge included costs for severance, office consolidation and other expenses. Also, the Company withdrew a proposed private placement of debt and recorded an unusual charge of $680,000 for costs incurred related to the proposed offering.

(6) INVENTORIES

    Inventories consisted of the following amounts:

                                        SEPTEMBER 30,      DECEMBER 31,
                                            2002               2001
                                        -------------      ------------
                                         (UNAUDITED)
                                                (IN THOUSANDS)
Finished goods.......................     $ 11,822           $ 9,902
Work-in-process......................        9,378            13,441
Raw materials and supplies...........       15,072            15,242
                                          --------           -------
  Inventories at FIFO................       36,272            38,585
Excess of FIFO over LIFO cost........       (1,188)           (1,068)
                                          --------           -------
                                          $ 35,084           $37,517
                                          ========           =======

(7) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Cost and estimated earnings on uncompleted contracts were as follows:

                                                        SEPTEMBER 30,     DECEMBER 31,
                                                            2002              2001
                                                        -------------     ------------
                                                         (UNAUDITED)
                                                                 (IN THOUSANDS)
Cost incurred on uncompleted contracts...............     $ 88,761         $131,702
Estimated earnings...................................       27,108           51,343
                                                          --------         --------
                                                           115,869          183,045
Less billings to date................................       88,293          169,925
                                                          --------         --------
                                                          $ 27,576         $ 13,120
                                                          ========         ========

Included in the accompanying balance sheet under the
 captions:
  Trade accounts receivable..........................     $ 30,976         $ 17,497
  Advance payments...................................       (3,400)          (4,377)
                                                          --------         --------
                                                          $ 27,576         $ 13,120
                                                          ========         ========



(8) LONG-TERM DEBT

    The consolidated borrowings of the Company were as follows:

                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                           2002           2001
                                                                       -------------  ------------
                                                                         (UNAUDITED)
                                                                              (IN THOUSANDS)
BANK DEBT

Term loan with variable interest rate (4.26% at September 30, 2002 and
   4.25% at December 31, 2001) and quarterly payments of principal
   ($1,750) and interest, due March 16, 2006..........................     $39,500     $44,750

Revolving credit bank loans with variable interest rate (4.75% at
   September 30, 2002 and 4.52% at December 31, 2001) and quarterly
   interest payments, due March 15, 2004..............................      14,788      12,768

Promissory note with variable interest rate (5.00% at September 30,
   2002) and quarterly payments of principal ($24) and interest, due
   February 8, 2007...................................................       1,411          --

Revolving credit bank loans (Export Sales Facility) with variable interest rate (4.75% at September 30, 2002 and December 31, 2001)
   and monthly interest payments, due July 23, 2004...................       5,675       1,050
                                                                           -------     -------

    Total.............................................................     $61,374     $58,568
    Less current installments.........................................      (7,097)     (7,000)
                                                                           -------     -------
    Long-term debt....................................................     $54,277     $51,568
                                                                           =======     =======


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

     In July 2002, the Company's lenders approved the amendment of various provisions of the term loan and revolving credit facility agreement, effective April 1, 2002. This amendment revised certain restrictive debt covenants, modified certain defined terms, allowed for future capital investment in the Company's CO2 processing facility in West Texas, facilitates the issuance of up to $7.5 million of subordinated indebtedness, increased the aggregate amount of operating lease expense allowed during a fiscal year and permitted an increase in borrowings under the export sales credit facility, without further consent, up to a maximum of $20.0 million. These modifications will result in higher commitment fee percentages and interest rates if the Funded Debt to EBITDA ratio, as defined, exceeds 3 to 1.

    Amounts borrowed under the term loan bear interest at a rate of 4.26% per annum as of September 30, 2002. Amounts borrowed under the revolving portion of the facility bear interest at a rate based upon the ratio of funded debt to EBITDA (as defined in the credit facility) and ranging from, at the Company's election, (1) a high of the London Inter-bank Borrowing Rate ("LIBOR") plus 3.00% to a low of LIBOR plus 1.75% or, (2) a high of a base rate plus 1.50% to a low of a base rate plus 0.25%.

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

     On February 6, 2002, the Company borrowed $1.5 million under a long-term promissory note. This note accrues interest at the 90-day LIBOR plus 3.25% per annum, and requires quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002. This promissory note is collateralized by a manufacturing facility in Magnolia, Texas that the Company purchased in the fourth quarter of 2001.

    The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which borrowings of $5.7 million were outstanding at September 30, 2002. Letters of credit outstanding under the export sales credit facility as of September 30, 2002 totaled $548,000. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2004.

    As of September 30, 2002, the Company was in compliance with all restrictive debt covenants. NATCO had letters of credit outstanding under the revolving credit facilities totaling $16.6 million at September 30, 2002. These letters of credit constitute contract performance and warranty collateral and expire at various dates through September 2005.

    The Company had unsecured letters of credit, guarantees and bonds totaling $180,000 at September 30, 2002.

(9) INCOME TAXES

    NATCO's effective income tax rate for the nine months ended September 30, 2002 was 34.9%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials and certain permanent book-to-tax differences.

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

                                                 NORTH                          AUTOMATION
                                               AMERICAN       ENGINEERED         & CONTROL          CORPORATE &
                                              OPERATIONS        SYSTEMS           SYSTEMS           ELIMINATIONS       TOTAL
                                                                         (UNAUDITED, IN THOUSANDS)
    THREE MONTHS ENDED
      SEPTEMBER 30, 2002
    Revenues from unaffiliated customers.....  $ 31,230        $ 23,484           $11,849             $     --       $ 66,563
    Inter-company revenues...................       837             210             1,016               (2,063)            --
    Segment profit (loss)....................     2,247            (771)            1,049                 (645)         1,880
    Total assets.............................   102,079         103,905            19,871               10,443        236,298
    Capital expenditures.....................       521             349               103                   50          1,023
    Depreciation and amortization............       660             477               138                   13          1,288
    THREE MONTHS ENDED
      SEPTEMBER 30, 2001
    Revenues from unaffiliated customers.....  $ 37,326        $ 26,980           $10,216             $     --       $ 74,522
    Inter-company revenues...................     1,302             580               858               (2,740)            --
    Segment profit (loss)....................     3,103           4,314               897               (1,464)         6,850
    Total assets.............................    97,356         115,904            19,351               14,832        247,443
    Capital expenditures.....................     2,063             910                84                  221          3,278
    Depreciation and amortization............     1,243             823               100                   10          2,176
    NINE MONTHS ENDED
      SEPTEMBER 30, 2002
    Revenues from unaffiliated customers.....  $102,032        $ 78,190           $34,315             $     --       $214,537
    Inter-company revenues...................     2,354             923             3,545               (6,822)            --
    Segment profit (loss)....................     8,847           1,456             3,465               (2,562)        11,206
    Total assets.............................   102,079         103,905            19,871               10,443        236,298
    Capital expenditures.....................     1,536           1,803               381                  162          3,882
    Depreciation and amortization............     1,774           1,381               332                  153          3,640
    NINE MONTHS ENDED
      SEPTEMBER 30, 2001
    Revenues from unaffiliated customers.....  $107,221        $ 79,350           $33,420             $     --       $219,991
    Inter-company revenues...................     3,569             618             2,752               (6,939)            --
    Segment profit (loss)....................     9,138           9,038             3,566               (4,871)        16,871
    Total assets.............................    97,356         115,904            19,351               14,832        247,443
    Capital expenditures.....................     3,068           2,322               340                  658          6,388
    Depreciation and amortization............     2,748           2,651               361                  202          5,962

(11) COMMITMENTS AND CONTINGENCIES

    The Porta-Test International, Inc. ("Porta-Test") purchase agreement, executed in January 2000, contains a provision to calculate a payment to certain former stockholders of Porta-Test Systems, Inc. for a three-year period ended January 23, 2003, based upon sales of a limited number of specified products designed by or utilizing technology that existed at the time of the acquisition. Liability under this arrangement is contingent upon attaining certain performance criteria, including gross margins and sales volumes for the specified products. If applicable, payment is required annually. In January 2002, the Company accrued $219,000 under this arrangement for the year ended January 23, 2002, resulting in an increase in goodwill, of which $197,000 was paid in August 2002. In April 2001, the Company paid $226,000 in accordance with the purchase agreement. Any future liabilities incurred under this arrangement will be recorded to goodwill.

(12) NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") approved SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. This pronouncement requires that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated on an impairment basis. Intangible assets with a defined term, such as patents, would continue to be amortized over the useful life of the asset.

    The Company adopted SFAS No. 142 on January 1, 2002. Intangible assets subject to amortization under the pronouncement as of September 30, 2002 and 2001 are summarized in the following table:

                                        AS OF SEPTEMBER 30, 2002        AS OF SEPTEMBER 30, 2001
                                      ---------------------------      --------------------------
                                        GROSS                            GROSS
                                       CARRYING      ACCUMULATED       CARRYING      ACCUMULATED
 TYPE OF INTANGIBLE ASSET              AMOUNT       AMORTIZATION        AMOUNT       AMORTIZATION
---------------------------------     ---------     -------------      ---------     ------------
                                                       (UNAUDITED, IN THOUSANDS)
Deferred Financing Fees..........      $ 3,300          $ 1,752         $ 2,889         $ 1,120
Patents..........................          141               15             101               9
Employment Contracts.............           --               --             818             752
Other............................          257              165             262              93
                                       -------          -------         -------         -------
  Total..........................      $ 3,698          $ 1,932         $ 4,070         $ 1,974
                                       =======          =======         =======         =======


    Amortization and interest expense of $230,000 and $180,000 were recognized related to these assets for the quarters ended September 30, 2002 and 2001, respectively, and $639,000 and $463,000 for the nine-month periods ended September 30, 2002 and 2001, respectively. The estimated aggregate amortization and interest expense for these assets for each of the following five fiscal years is: 2002 -- $790,000; 2003 -- $555,000; 2004 -- $270,000; 2005 --
$228,000; and 2006 -- $70,000. For segment reporting purposes, these intangible assets and the related amortization expense were recorded under "Corporate and Eliminations," excluding the employment contracts which were allocated between the engineered systems and North American operations business segments.

    Goodwill was the Company's only intangible asset that required no periodic amortization as of the date of the adoption of SFAS No. 142. Net goodwill at September 30, 2002 was $80.4 million. The pro forma impact of applying SFAS No. 142 to operating results for the quarter and nine-month period ended September 30, 2001, would have been a reduction of amortization expense of $1.1 million and $2.6 million, respectively, resulting in net income of $2.8 million and $6.3 million, respectively, and an increase in basic and diluted earnings per share of $.07 and $.17, respectively.

    In accordance with SFAS No. 142, the Company tested impairment of goodwill. Based upon the testing performed, management determined that goodwill was not impaired as of September 30, 2002. Therefore, no impairment charge was recorded under SFAS No. 142 as of September 30, 2002. Goodwill will be tested for impairment annually on December 31.

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

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for the Company in January 2003. The Company will apply this pronouncement to future transactions, if applicable.

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

(13) POSTRETIREMENT BENEFITS

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

(14) RELATED PARTY TRANSACTIONS

     As previously agreed during 2001, the Company loaned an employee who is an executive officer and director of the Company $216,000 on April 15, 2002, under a full-recourse note arrangement which accrues interest at 6% per annum and matures on July 31, 2003. The funds were used to pay tax burdens associated with stock options exercised during 2001. Effective July 1, 2002, the note was amended to extend the maturity date to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the note balance as of June 30, 2002, including previously accrued interest.

     As of June 30, 2002, the Company had several outstanding notes receivable from an employee who is an executive officer and director of the Company, with principal and accrued interest totaling $3.4 million. The maturity of these loans, which are full-recourse note arrangements, was July 31, 2003, and interest accrued at rates ranging from 6% to 7.8% per annum. Effective July 1, 2002, the notes were amended to extend the maturity dates to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the notes balances as of June 30, 2002, including previously accrued interest.

(15) SUBSEQUENT EVENTS

     As of November 4, 2002, the Company's management committed to a plan to close a manufacturing and engineering facility in Edmonton, Alberta, Canada. This plan includes the involuntary termination of plant workers and administrative staff, the relocation of equipment and certain personnel to other facilities and costs related to modifying certain operating lease arrangements. The Company will begin implementing this plan during November 2002, and expects to incur costs under this plan through the second quarter of 2003. The Company recorded no liabilities related to this restructuring plan as of September 30, 2002, and has not yet quantified the overall cost of this restructuring.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Management's Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (each a "Forward-Looking Statement"). The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify Forward-Looking Statements. Forward-Looking Statements in this document include, but are not limited to, discussions regarding indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company's results of operations (see " -- Industry and Business Environment"), future uses of and requirements for financial resources (see " -- Liquidity and Capital Resources"), and anticipated backlog levels for 2002 (see " -- Liquidity and Capital Resources"). The Company's expectations about its business outlook, customer spending, oil and gas prices and the business environment for the Company and the industry in general are only its expectations regarding these matters. No assurance can be given that actual results may not differ materially from those in the Forward-Looking Statements herein for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of the Organization of Petroleum Exporting Countries ("OPEC"), conflict in major petroleum producing or consuming regions, the development of technology which could lower overall finding and development costs, weather patterns and the overall condition of capital and equity markets for countries in which the Company operates.

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

CRITICAL ACCOUNTING POLICIES

    The preparation of our consolidated financial statements requires management to make certain estimates and assumptions that affect the results reported in our consolidated financial statements and accompanying notes. These estimates and assumptions are based on historical experience and on future expectations that we believe to be reasonable under the circumstances. Note 2 to the consolidated financial statements filed in our Annual Report on Form 10-K at December 31, 2001, contains a summary of our significant accounting policies. We believe the following accounting policy is the most critical in the preparation of our condensed consolidated financial statements:

    Revenue Recognition: Percentage-of-Completion Method. We recognize revenues from significant contracts (greater than $250,000 and longer than four months in duration) and all automation and control systems contracts and orders on the percentage-of-completion method of accounting. Earned revenue is based on the percentage that costs incurred to date relate to total estimated costs of the project, after giving effect to the most recent estimates of total cost. The timing of costs incurred, and therefore recognition of revenue, could be affected by various internal or external factors including, but not limited to: changes in project scope (change orders), changes in productivity, scheduling, the cost and availability of labor, the cost and availability of raw materials, the weather, client delays in providing approvals at benchmark stages of the project and the timing of deliveries from third-party providers of key components. The cumulative impact of revisions in total cost estimate during the progress of work is reflected in the period in which these changes become known. Earned revenues reflect the original contract price adjusted for agreed claims and change order revenues, if applicable. Losses expected to be incurred on the jobs in progress, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Claims for additional contract revenue are recognized if it is probable that the claim will result in additional revenue and the amount can be reliably estimated. We generally recognize revenue and earnings to which the percentage-of-completion method applies over a period of two to six quarters. In the event a project is terminated by our customer before completion, our customer is liable for costs incurred under the contract. We believe that our operating results should be evaluated over a term of several years to evaluate performance under long-term contracts, after all change orders, scope changes and cost recoveries have been negotiated and realized. We record revenues and profits on all other sales as shipments are made or services are performed.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" in June 2001. This pronouncement requires that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated on an impairment basis. Intangible assets with a defined term, such as patents, would continue to be amortized over the useful life of the asset. We adopted SFAS No. 142 on January 1, 2002, and continued to amortize certain net assets totaling $1.8 million at September 30, 2002, and recorded amortization and interest expense related to those assets for the quarter and nine-month period ended September 30, 2002 of $230,000 and $639,000, respectively. We ceased periodic amortization of goodwill on the date of adoption. Net goodwill at September 30, 2002 was $80.2 million. The pro forma impact of applying SFAS No. 142 to operating results for the quarter and nine-month period ended September 30, 2001, would have been a reduction of amortization expense of $1.1 million and $2.6 million, respectively, resulting in net income of $2.8 million and $6.3 million, respectively, and an increase in basic and diluted earnings per share of $.07 and $.17, respectively.

    In accordance with SFAS No. 142, we tested impairment of goodwill. Based upon the testing performed, we determined that goodwill was not impaired as of September 30, 2002. Therefore, no impairment charge was recorded under SFAS No. 142 as of September 30, 2002. Goodwill will be tested for impairment annually on December 31.

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

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for us in January 2003. We will apply this pronouncement to future transactions, if applicable.

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

ACQUISITIONS

    On March 19, 2001, we acquired all the outstanding share capital of Axsia Group Limited ("Axsia"), a privately held company based in the United Kingdom, for approximately $42.8 million, net of cash acquired. Axsia specializes in the design and supply of water re-injection systems for oil and gas fields, oily water treatment, oil separation, hydrogen production and other process equipment systems. This acquisition was financed with borrowings under our term loan facility, and was accounted for using the purchase method of accounting. Results of operations for Axsia have been included in our condensed consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was being amortized over a twenty-year period, prior to the adoption of SFAS No. 142. Goodwill and accumulated amortization related to the Axsia acquisition were $48.4 million and $1.9 million, respectively, at September 30, 2002.

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

    Changes in commodity prices have impacted our business over the past several years. The following table summarizes the price of domestic crude oil per barrel and the wellhead price of natural gas per thousand cubic feet ("mcf") for the years ended December 31, 2001 and 2000, as well as data related to the nine-month periods ended September 30, 2002 and 2001, derived from published reports by the U.S. Department of Energy, and the rotary rig count, as published by Baker Hughes Incorporated.

                                                            NINE MONTHS ENDED               YEAR ENDED
                                                               SEPTEMBER 30,                DECEMBER 31,
                                                          ---------------------         -------------------
                                                           2002           2001           2001          2000
                                                          -----          -----          -----         -----
Average price of crude oil per barrel in the U.S. ..     $   22(a)      $   24         $   22        $   27
Average wellhead price of natural gas per mcf in
  the U.S. .........................................     $    3         $    5         $    4        $    4
Average North American rig count....................      1,081          1,569          1,497         1,263

---------------------------
(a) Data projected for September 2002 using the historical average deviation between published wellhead and West Texas Intermediate crude prices for the period January 1, 2001 to August 31, 2002.

    The spot price of West Texas intermediate crude oil per barrel as of September 30, 2002 was above $30 per barrel, but declined to approximately $27 per barrel as of November 1, 2002. The spot price of Henry Hub natural gas at September 30, 2002, was approximately $4 per mcf. The rotary rig count for North America, as published by Baker Hughes Incorporated, was 1,109 operating rigs, as of November 1, 2002.

    Average commodity future price quotes for crude oil per barrel and Henry Hub natural gas per mcf on the New York Mercantile Exchange for delivery throughout the twelve months ended November 30, 2003 were approximately $25 and $4, respectively, as of November 6, 2002.

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

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

    Revenues. Revenues of $66.6 million for the three months ended September 30, 2002 decreased $8.0 million, or 11%, from $74.5 million for the three months ended September 30, 2001. The following table summarizes revenues by business segment for the quarters ended September 30, 2002 and 2001, respectively.

                                       THREE MONTHS ENDED
                                          SEPTEMBER 30,
                                       -------------------
                                                                          PERCENTAGE
                                         2002       2001       CHANGE       CHANGE
                                       --------   --------     -------    ----------
                                                      (UNAUDITED)
                                        (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations.........     $ 32,067   $ 38,628     $(6,561)     (17%)
Engineered Systems................       23,694     27,560      (3,866)     (14%)
Automation and Control Systems....       12,865     11,074       1,791       16%
Corporate and Other...............       (2,063)    (2,740)        677      (25%)
                                       --------   --------     -------
          Total...................     $ 66,563   $ 74,522     $(7,959)     (11%)
                                       --------   --------     -------

    North American operations revenues decreased $6.6 million, or 17%, for the quarter ended September 30, 2002, as compared to the quarter ended September 30, 2001, due to an overall market decline in the U.S. and Canada. North American rig counts declined 24% from 1,472 operating rotary rigs as of September 28, 2001 to 1,112 operating rotary rigs as of September 27, 2002. As a result, we experienced lower revenues for traditional equipment, finished goods and our domestic parts and services. Third-party revenues for Canadian operations continued to decline due to similar poor market conditions, as Canadian rig counts remained low at 237 operating rigs as of September 30, 2002. Inter-company revenues for this business segment were $837,000 for the quarter ended September 30, 2002, as compared to $1.3 million for the quarter ended September 30, 2001.

    Revenues for the engineered systems business segment decreased $3.9 million, or 14%, for the quarter ended September 30, 2002, as compared to the quarter ended September 30, 2001. This decrease was primarily due to a decline in revenues contributed by our European operations, which provided $17.9 million of revenues for the quarter ended September 30, 2001 as compared to $12.0 million for the quarter ended September 30, 2002. Offsetting this decline was an increase in other engineered systems projects, primarily in West Africa and Southeast Asia. Engineered systems revenues of $23.7 million for the quarter ended September 30, 2002 included approximately $210,000 of inter-company revenues, as compared to $580,000 of inter-company revenues for the quarter ended September 30, 2001.

    Revenues for the automation and control systems business segment increased $1.8, or 16%, for the quarter ended September 30, 2002, as compared to the quarter ended September 30, 2001. This increase in revenues was the result of an increase in the number of jobs in progress in 2002 relative to 2001, including deep-water projects in the Gulf of Mexico, several projects in Africa and certain inter-company projects that resulted in slightly higher inter-company sales. Inter-company sales increased from $858,000 for the quarter ended September 30, 2001 to $1.0 million for the quarter ended September 30, 2002.

    The change in revenues for corporate and other represents the elimination of inter-company revenues as discussed above.

    Gross Profit. Gross profit for the quarter ended September 30, 2002 decreased $5.7 million, or 28%, to $14.9 million, compared to $20.6 million for the quarter ended September 30, 2001. As a percentage of revenue, gross margins declined from 28% for the quarter ended September 30, 2001 to 22% for the quarter ended September 30, 2002. The following table summarizes gross profit by business segment for the quarters then ended:

                                       THREE MONTHS ENDED
                                          SEPTEMBER 30,
                                      --------------------
                                                                       PERCENTAGE
                                        2002        2001      CHANGE     CHANGE
                                      --------     -------    -------  ----------
                                                      (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations.........    $  8,092     $ 9,019    $  (927)     (10%)
Engineered Systems................       4,599       9,543     (4,944)     (52%)
Automation and Control Systems....       2,217       2,055        162        8%
                                      --------     -------    -------
          Total...................    $ 14,908     $20,617    $(5,709)     (28%)
                                      --------     -------    -------

    Gross profit for the North American operations business segment decreased $927,000, or 10%, for the quarter ended September 30, 2002, as compared to the respective period in 2001. This decrease in margin was due primarily to a 17% decline in revenues, partially offset by favorable margins on sales of traditional equipment and domestic parts and services. As a percentage of revenue, gross margins were 25% and 23% for the quarters ended September 30, 2002 and 2001, respectively.

    Gross profit for the engineered systems business segment for the quarter ended September 30, 2002 decreased $4.9 million, or 52%, primarily due to a 14% decline in revenues for the engineered systems business segment, and the completion of several higher margin projects during the quarter ended September 30, 2001. In addition, we experienced an increase in the under-absorption of engineering overhead expense during the quarter ended September 30, 2002. Gross margin as a percentage of revenues for engineered systems was 19% and 35% for the quarters ended September 30, 2002 and 2001, respectively.

    Gross profit for the automation and control systems business segment increased $162,000, or 8%, for the quarter ended September 30, 2002, as compared to the quarter ended September 30, 2001, due to a 16% increase in revenues for the respective period. Gross margin as a percentage of revenue for the quarters ended September 30, 2002 and 2001, was 17% and 19%, respectively.

    Selling, General and Administrative Expense. Selling, general and administrative expense of $13.3 million decreased $529,000, or 4%, for the quarter ended September 30, 2002, as compared to the quarter ended September 30, 2001. This decrease was primarily related to a decline in research and development expenditures and lower management incentive accruals tied to profitability. Partially offsetting this decrease in expense was the cost incurred during the quarter ended September 30, 2002, associated with our Mexico office, opened in late 2001.

    Depreciation and Amortization Expense. Depreciation and amortization expense of $1.3 million for the quarter ended September 30, 2002, decreased $888,000, or 41%, compared to $2.2 million for the quarter ended September 30, 2001. Depreciation expense of $1.3 million for the quarter ended September 30, 2002, increased $258,000, or 25%, as compared to the respective period for 2001. This increase was primarily due to the addition of capital assets purchased and constructed during late 2001 and early 2002, including a significant expansion of the Sacroc gas processing facility. Amortization expense for the quarter ended September 30, 2002 was $17,000, as compared to $1.2 million for the quarter ended September 30, 2001. This decline in amortization expense was attributable to a change in accounting method prescribed by SFAS No. 142, "Goodwill and Other Intangible Assets." This pronouncement, adopted on January 1, 2002, requires that goodwill no longer be amortized over a prescribed period but rather intangible assets not assigned a useful life be evaluated annually for impairment. See "Recent Accounting Pronouncements." Therefore, no goodwill amortization was recorded for the quarter ended September 30, 2002, compared to $1.1 million for the quarter ended September 30, 2001. The results for the third quarter of 2001 also include amortization expense associated with certain employment contracts that were fully amortized as of December 31, 2001.

    Interest Expense. Interest expense was $1.3 million for the quarter ended September 30, 2002, as compared to $1.5 million for the respective period in 2001. This decrease of $176,000, or 12%, was due primarily to a decline in the weighted average interest rate on outstanding debt from 6.03% at September 30, 2001 to 4.44% at September 30, 2002.

    Other, net. Other, net increased from a gain of $61,000 for the quarter ended September 30, 2001, to a gain of $271,000 for the quarter ended September 30, 2002. The increase was primarily attributable to realized gains on foreign currency exchange transactions associated with our Canadian operations.

    Provision for Income Taxes. Income tax benefit for the quarter ended September 30, 2002 was $427,000 compared to income tax expense of $1.5 million for the quarter ended September 30, 2001. The primary reason for this decrease in tax expense was a decline in income before income taxes, which was a loss of $763,000 for the quarter ended September 30, 2002, as compared to income of $3.2 million for the respective period in 2001. The effective tax rate increased from 45.2% for the third quarter of 2001 to 56.0% for the third quarter of 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

    Revenues. Revenues of $214.5 million for the nine months ended September 30, 2002 decreased $5.5 million, or 2%, from $220.0 million for the nine months ended September 30, 2001. The following table summarizes revenues by business segment for the nine-month periods ended September 30, 2002 and 2001, respectively.

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                       --------------------
                                                                         PERCENTAGE
                                         2002       2001       CHANGE      CHANGE
                                       --------   --------     -------   ----------
                                                      (UNAUDITED)
                                        (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations.........     $104,386   $110,790     $(6,404)      (6%)
Engineered Systems................       79,113     79,968        (855)      (1%)
Automation and Control Systems....       37,860     36,172       1,688        5%
Corporate and Other...............       (6,822)    (6,939)        117        2%
                                       --------   --------     -------
          Total...................     $214,537   $219,991     $(5,454)      (2%)
                                       --------   --------     -------

    North American operations revenues decreased $6.4 million, or 6%, from $110.8 million for the nine months ended September 30, 2001 to $104.4 million for the nine months ended September 30, 2002. This decrease was due to an overall market decline in the U.S. and Canada, as rig counts dropped from an average of 1,569 operating rotary rigs for the nine months ended September 30, 2001 to an average of 1,081 operating rotary rigs for the nine months ended September 30, 2002. This decrease in activity resulted in a decline in revenues for sales of our traditional equipment, finished goods and domestic parts and services. Third-party revenues for Canadian operations continued to decline due to similar poor market conditions and certain project delays. Inter-company revenues for this business segment were $2.4 million for the nine months ended September 30, 2002, as compared to $3.6 million for the nine months ended September 30, 2001.

    Revenues for the engineered systems business segment remained relatively constant for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, as the completion of several projects in North Africa and Southeast Asia were offset by bookings of new projects in late 2001 and early 2002. Engineered systems revenues of $79.1 million for the nine months ended September 30, 2002 included approximately $923,000 of inter-company revenues, as compared to $618,000 of inter-company revenues for the nine months ended September 30, 2001.

    Revenues for the automation and control systems business segment increased $1.7 million, or 5%, from $36.2 million for the nine months ended September 30, 2001 to $37.9 million for the nine months ended September 30, 2002, primarily due to an increase in the number of jobs in progress in 2002 relative to 2001, including deep-water projects in the Gulf of Mexico, several projects in Africa and certain inter-company projects which resulted in higher inter-company sales. Inter-company sales increased from $2.8 million for the nine months ended September 30, 2001 to $3.5 million for the nine months ended September 30, 2002.

    The change in revenues for corporate and other represents the elimination of inter-company revenues as discussed above.

    Gross Profit. Gross profit for the nine months ended September 30, 2002 decreased $6.1, or 11%, to $50.8 million, compared to $56.9 million for the nine months ended September 30, 2001. As a percentage of revenue, gross margins declined from 26% for the nine months ended September 30, 2001, to 24% for the nine months ended September 30, 2002. The following table summarizes gross profit by business segment for the periods then ended:

                                        NINE MONTHS ENDED
                                          SEPTEMBER 30,
                                      -------------------
                                                                       PERCENTAGE
                                        2002        2001      CHANGE     CHANGE
                                      --------    -------    -------   ----------
                                                      (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations.........    $ 26,972    $26,555    $   417        2%
Engineered Systems................      16,923     23,297     (6,374)     (27%)
Automation and Control Systems....       6,938      7,063       (125)      (2%)
                                      --------    -------    -------
          Total...................    $ 50,833    $56,915    $(6,082)     (11%)
                                      --------    -------    -------

    Gross profit for the North American operations business segment increased $417,000, or 2%, for the nine months ended September 30, 2002, as compared to the respective period in 2001, despite a 6% decline in revenues for the business segment. These margin improvements were attributable primarily to our Latin American operations and favorable margins on domestic parts and services. As a percentage of revenue, gross margins were 26% and 24% for the nine-month periods ended September 30, 2002 and 2001, respectively.

    Gross profit for the engineered systems business segment for the nine months ended September 30, 2002 decreased $6.4 million, or 27%, compared to the nine months ended September 30, 2001. This decrease was due to a 1% decline in revenues for this business segment and a change in the sales mix for the respective quarters, as several large higher-margin projects were nearing completion in late 2001 and new project awards in 2002 were at more traditional margin levels. Gross margin for engineered systems represented 21% and 29% of the segment's revenues for the nine-month periods ended September 30, 2002 and 2001, respectively.

    Gross profit for the automation and control systems business segment decreased $125,000, or 2%, for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, despite a 5% increase in revenues earned by the business segment for the respective period. This decline was attributable to an increase in lower-margin projects in 2002 and higher inter-company sales. Gross margin as a percentage of revenue for the nine-month periods ended September 30, 2002 and 2001, was 18% and 20%, respectively.

    Selling, General and Administrative Expense. Selling, general and administrative expense of $39.9 million increased $1.4 million, or 4%, for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. This increase was largely related to the following factors:
(1) nine months of operating expenses at Axsia during 2002 compared to less than seven months operating expenses from the acquisition date through September 30, 2001, (2) start-up costs related to the Singapore office opened in March 2001 to increase marketing efforts in Southeast Asia, and (3) start-up costs related to the Mexico office opened in late-2001. Partially offsetting these increases was a decline in management incentive accruals tied to profitability.

    Depreciation and Amortization Expense. Depreciation and amortization expense of $3.6 million for the nine months ended September 30, 2002, decreased $2.3 million, or 39%, compared to $6.0 million for the nine months ended September 30, 2001. Depreciation expense of $3.6 million for the nine months ended September 30, 2002, increased $536,000, or 18%, as compared to the respective period for 2001. This increase was primarily due to the acquisition of Axsia in March 2001 and the addition of capital assets purchased and constructed during late 2001 and early 2002, including the expansion of the Sacroc gas processing facility. Amortization expense for the nine months ended September 30, 2002 was $70,000, as compared to $2.9 million for the nine months ended September 30, 2001. This decline in amortization expense was attributable to a change in accounting method prescribed by SFAS No. 142, "Goodwill and Other Intangible Assets." This pronouncement, adopted on January 1, 2002, requires that goodwill no longer be amortized over a prescribed period but rather intangible assets not assigned a useful life be evaluated annually for impairment. See "Recent Accounting Pronouncements." Therefore, no goodwill amortization was recorded for the nine months ended September 30, 2002, compared to $2.6 million for the nine months ended September 30, 2001. The results for the nine months ended September 30, 2001 also include amortization expense associated with certain employment contracts that were fully amortized as of December 31, 2001.

    Unusual Charges. Unusual charges for the nine months ended September 30, 2001 were $1.6 million, of which approximately $920,000 related to certain restructuring costs to streamline activities and consolidate offices in connection with our acquisition of Axsia in March 2001, and an additional $680,000 related to our decision to withdraw a proposed private placement of debt.

    Interest Expense. Interest expense was $3.4 million for the nine months ended September 30, 2002, as compared to $3.7 million for the respective period in 2001. This decrease of $322,000, or 9%, was due primarily to a decline in the weighted average interest rate on outstanding debt balanced from approximately 6.03% as of September 30, 2001 to approximately 4.44% as of September 30, 2002.

    Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement benefit liability, related to a plan that provides medical and dental coverage to retirees of a predecessor company, decreased $399,000, or 52%, from $766,000 for the nine months ended September 30, 2001 to $367,000 for the nine months ended September 30, 2002. This decrease in interest cost was due to a June 2001 amendment of this plan whereby retirees bear more cost for coverage, reducing our projected liability and the related interest cost.

    Other, net. Other, net increased from a gain of $46,000 for the nine months ended September 30, 2001, to a gain of $236,000 for the nine months ended September 30, 2002. The increase was primarily attributable to realized gains on foreign currency exchange transactions associated with our Canadian operations.

    Provision for Income Taxes. Income tax expense of $1.4 million for the nine months ended September 30, 2002, decreased $1.6 from $3.0 million for the nine months ended September 30, 2001. The primary reason for this decrease in tax expense was a decrease in income before income taxes, which was $4.0 million for the nine months ended September 30, 2002, as compared to $6.6 million for the respective period in 2001. The effective tax rate declined from 44.8% for the nine months ended September 30, 2001 to 34.9% for the nine months ended September 30, 2002, due to the impact of eliminating non-deductible goodwill amortization as per SFAS No. 142, "Goodwill and Other Intangible Assets." See "Recent Accounting Pronouncements."

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2002, we had cash and working capital of $2.4 million and $42.7 million, respectively, as compared to cash and working capital of $3.1 million and $37.1 million, respectively, at December 31, 2001.

    Net cash provided by operating activities for the nine months ended September 30, 2002 was $1.1 million, compared to $15.0 million for the nine months ended September 30, 2001. Factors that contributed to the decrease in cash provided by operating activities during 2002 included an increase in trade accounts receivable and a decline in customer advance payments.

    Net cash used in investing activities for the nine months ended September 30, 2002 was $4.3 million, of which $3.9 million was used for capital expenditures. During the nine months ended September 30, 2001, $54.0 million was used for investing activities primarily related to the acquisition of Axsia, which required $48.2 million, and capital expenditures of $6.4 million.

    Net cash provided by financing activities for the nine months ended September 30, 2002 and 2001, was $2.0 million and $40.3 million, respectively. The primary source of funds for financing activities for the nine months ended September 30, 2002 was net borrowings of $6.6 million under long-term revolving credit facilities and borrowings of $1.5 million under a new long-term debt arrangement, offset by repayments of $5.3 million under long term facilities. The primary source of funds for financing activities during the nine months ended September 30, 2001 was borrowings of $50.0 million under the term loan facility, partially offset by net repayments of $6.6 million under long-term revolving credit facilities, repayments of $3.5 million under the term loan facility and repayments of $1.0 million under short-term note arrangements.

     We borrowed $1.5 million under a long-term promissory note arrangement on February 6, 2002. This note accrues interest at the 90-day London Interbank Offered Rate ("LIBOR") plus 3.25% per annum, and requires quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002. This promissory note is collateralized by our manufacturing facility in Magnolia, Texas that we purchased in the fourth quarter of 2001.

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

    Amounts borrowed under the term loan facility bear interest at 4.26% per annum as of September 30, 2002. Amounts borrowed under the revolving facilities bear interest at a rate based upon the ratio of funded debt to EBITDA (as defined in the credit facility) and ranging from, at our election, (1) a high of LIBOR plus 3.00% to a low of LIBOR plus 1.75% or, (2) a high of a base rate plus 1.50% to a low of a base rate plus 0.25%.

     As of September 30, 2002, the weighted average interest rate of our borrowings under the revolving credit facilities was 4.75%.

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

     On March 19, 2001, we borrowed the entire $50.0 million available under the term loan portion of the facility and used $45.0 million to purchase all the outstanding share capital of Axsia. The remaining borrowings of $5.0 million, along with additional borrowings under the revolving credit facility, were used to repay $16.5 outstanding under a predecessor revolving credit and term loan facility. As of September 30, 2002, we had borrowings of $39.5 million outstanding under the term loan facility.

    As of September 30, 2002, we were in compliance with all restrictive debt covenants. We had letters of credit outstanding under the revolving credit facilities totaling $16.6 million at September 30, 2002. These letters of credit constitute contract performance and warranty collateral and expire at various dates through September 2005.

    We maintain a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which borrowings of $5.7 million were outstanding as of September 30, 2002. Letters of credit outstanding under this facility at September 30, 2002 totaled $548,000. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2004.

     We had unsecured letters of credit, guarantees and bonds outstanding at September 30, 2002 of $180,000.

    Our sales backlog at September 30, 2002 was $108.3 million compared to $95.7 million at September 30, 2001. Backlog increased primarily due to new project bookings for engineered systems in late 2001 and throughout 2002, which offset a decline in bookings for traditional equipment and electrical equipment and instrumentation products.

    At September 30, 2002, borrowing base limitations and outstanding letters of credit reduced our available borrowing capacity under the term loan and revolving credit agreement and export sales credit agreement to $25.3 million and $440,000, respectively. We are actively considering a capital investment at our CO2 processing plant in West Texas that would require additional cash outlays beginning in late 2002. We are currently reviewing financing alternatives and may consider, for instance, asset-backed debt related to the Sacroc gas processing operation and various forms of subordinated debt, some of which might include stock purchase warrants. Each of these alternatives will require the approval of our senior secured lenders. Additionally, there is no assurance we will remain in compliance with existing restrictive loan covenants and, therefore, may be required to request amendments or waivers of some or all of these covenants in the future. We believe these amendments or waivers can be obtained, if necessary, on reasonable terms. Although no assurances can be given, we believe that our operating cash flow, supported by our borrowing capacity and additional financing obtained for capital investment, will be adequate to fund operations for at least the next twelve months. Should we decide to pursue acquisition opportunities, the determination of our ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

RELATED PARTY TRANSACTIONS

     As previously agreed during 2001, we loaned an employee who is an executive officer and director of the Company $216,000 on April 15, 2002, under a full-recourse note arrangement which accrues interest at 6% per annum and matures on July 31, 2003. The funds were used to pay tax burdens associated with stock options exercised during 2001. Effective July 1, 2002, the note was amended to extend the maturity date to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the note balance as of June 30, 2002, including previously accrued interest.

     As of June 30, 2002, we had several outstanding notes receivable from an employee who is an executive officer and director of the Company, with principal and accrued interest totaling $3.4 million. The maturity of these loans, which are full-recourse note arrangements, was July 31, 2003, and interest accrued at rates ranging from 6% to 7.8% per annum. Effective July 1, 2002, the notes were amended to extend the maturity dates to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the notes balances as of June 30, 2002, including previously accrued interest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our operations are conducted around the world in a number of different countries. Accordingly, future earnings are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Canada and the U.K. In Canada, most contracts are denominated in Canadian dollars, and most of the costs incurred are in Canadian dollars, thereby mitigating risks associated with currency fluctuations. In the U.K., many of our sales contracts and material purchases are denominated in a currency other than British pounds sterling, primarily U.S. dollars and euros, whereas our engineering and overhead costs are principally denominated in British pounds sterling. Consequently, we have currency risk in our U.K. operations. No forward contracts or other derivative arrangements existed at September 30, 2002, and we do not currently intend to enter into forward contracts or other derivative arrangements as part of our currency risk management strategy.

    Our financial instruments are subject to change in interest rates, including our revolving credit and term loan facility and our working capital facility for export sales. At September 30, 2002, we had borrowings of $39.5 million outstanding under the term loan portion of the revolving credit and term loan facility, at an interest rate of 4.26%. Borrowings, which bear interest at floating rates, outstanding under the revolving credit agreement at September 30, 2002, totaled $14.8 million. As of September 30, 2002, the weighted average interest rate of our borrowings under revolving credit facilities was 4.75%. Borrowings under the working capital facility for export sales at September 30, 2002 totaled $5.7 million and accrued interest at 4.75%. Borrowings under the long-term arrangement secured by our Magnolia manufacturing facility totaled $1.4 million at September 30, 2002, and accrued interest at 5.00%.

    Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. Assuming our current level of borrowings, a 100 basis point increase in interest rates under our variable interest rate facilities would increase our current quarter net loss and cash flow from operations by approximately $100,000. In the event of an adverse change in interest rates, we could take action to mitigate our exposure. However, due to the uncertainty of actions that could be taken and the possible effects, this calculation assumes no such actions. Furthermore, this calculation does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

ITEM 4. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

    Members of our management team, including our chief executive officer and chief financial officer, have reviewed our disclosure controls and procedures, as defined by the Securities and Exchange Commission in Rule 13a-14(c) of the Securities Exchange Act of 1934, within 90 days of this Quarterly Report on Form 10-Q, in an effort to evaluate the effectiveness of the design and operation of these controls. Based upon this review, our management has determined that disclosure controls and procedures operate such that important information is collected in a timely manner, provided to management and made known to our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure in our public filings.

    In addition, no significant changes have been made to our internal controls and procedures subsequent to September 30, 2002, and no corrective actions are anticipated as we noted no significant deficiencies or material weaknesses in our control structure.

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

    The certifications by our chief executive officer and chief financial officer required by Section 906 of the Sarbanes-Oxley Act of 2002 have been provided to the Securities and Exchange Commission accompanying this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) See Index of Exhibits for a list of those exhibits filed herewith, which index includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-Q by
        Item 601(10)(iii) of Regulation S-K.

    (b) Reports on Form 8-K. We filed no reports on Form 8-K during the three months ended September 30, 2002.

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

        10.17        -- First Amendment to Loan Agreement ($35,000,000 U.S.
                        Revolving Loan Facility, $10,000,000 Canadian Revolving
                        Loan Facility, $5,000,000 U.K. Revolving Loan Facility and
                        $50,000,000 Term Loan Facility) dated as of March 16, 2001 among NATCO Group Inc., NATCO Canada, Ltd., Axsia Group
                        Limited, The Chase Manhattan Bank, Royal Bank of Canada,
                        Chase Manhattan International Limited, Bank One, N.A. (Main
                        Office Chicago, Illinois), Wells Fargo Bank Texas, National
                        Association, JP Morgan, a Division of Chase Securities, Inc.,
                        and the other lenders now or hereafter Parties hereto
                        (incorporated by reference to Exhibit 10.17 of the Company's
                        Quarterly Report on Form 10-Q for the period ended June 30, 2002).

        10.18        -- Second Amendment to Loan Agreement ($35,000,000 U.S.
                        Revolving Loan Facility, $10,000,000 Canadian Revolving
                        Loan Facility, $5,000,000 U.K. Revolving Loan Facility and
                        $50,000,000 Term Loan Facility) dated as of March 16, 2001 among NATCO Group Inc., NATCO Canada, Ltd., Axsia Group
                        Limited, The Chase Manhattan Bank, Royal Bank of Canada,
                        Chase Manhattan International Limited, Bank One, N.A. (Main
                        Office Chicago, Illinois), Wells Fargo Bank Texas, National
                        Association, JP Morgan, a Division of Chase Securities, Inc.,
                        and the other lenders now or hereafter Parties hereto
                        (incorporated by reference to Exhibit 10.18 of the Company's
                        Quarterly Report on Form 10-Q for the period ended June 30, 2002).

        10.19        -- Second Amended Single Installment Note Between Nathaniel A.
                        Gregory and NATCO Group Inc., effective July 1, 2002
                        (incorporated by reference to Exhibit 10.19 of the Company's
                        Quarterly Report on Form 10-Q for the period ended June 30, 2002).

        10.20        -- Amended Single Installment Note Between Nathaniel
                        Gregory and NATCO Group Inc., effective July 1, 2002
                        (incorporated by reference to Exhibit 10.20 of the Company's
                        Quarterly Report on Form 10-Q for the period ended June 30, 2002).

        10.21        -- Amended Single Installment Note Between Nathaniel
                        Gregory and NATCO Group Inc., effective July 1, 2002
                        (incorporated by reference to Exhibit 10.21 of the Company's
                        Quarterly Report on Form 10-Q for the period ended June 30, 2002).

        10.22        -- Amended Single Installment Note Between Nathaniel
                        Gregory and NATCO Group Inc., effective July 1, 2002
                        (incorporated by reference to Exhibit 10.22 of the Company's
                        Quarterly Report on Form 10-Q for the period ended June 30, 2002).

        10.23        -- Amended Single Installment Note Between Patrick M.
                        McCarthy and NATCO Group Inc., effective July 1, 2002
                        (incorporated by reference to Exhibit 10.23 of the Company's
                        Quarterly Report on Form 10-Q for the period ended June 30, 2002).


----------
** Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NATCO Group Inc.
                                        (Registrant)

                                        By: /s/ J. MICHAEL MAYER
                                            -----------------------------------
                                            Name: J. Michael Mayer
                                            Senior Vice President and
                                            Chief Financial Officer

Date: November 13, 2002

                                        By: /s/ RYAN S. LILES
                                            -----------------------------------
                                            Name: Ryan S. Liles
                                            Vice President and Controller
                                            (Principal Accounting Officer)

Date: November 13, 2002

                                 CERTIFICATIONS

I, Nathaniel A. Gregory, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of NATCO Group Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002
      ------------------


                                               /s/ NATHANIEL A. GREGORY
                                            -----------------------------------
                                                   Nathaniel A. Gregory
                                                 Chief Executive Officer

                                 CERTIFICATIONS

I, J. Michael Mayer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of NATCO Group Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002
      ------------------


                                                /s/ J. MICHAEL MAYER
                                            -----------------------------------
                                                    J. Michael Mayer
                                                 Chief Financial Officer

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

      10.17        -- First Amendment to Loan Agreement ($35,000,000 U.S.
                      Revolving Loan Facility, $10,000,000 Canadian Revolving
                      Loan Facility, $5,000,000 U.K. Revolving Loan Facility and
                      $50,000,000 Term Loan Facility) dated as of March 16, 2001 among NATCO Group Inc., NATCO Canada, Ltd., Axsia Group
                      Limited, The Chase Manhattan Bank, Royal Bank of Canada,
                      Chase Manhattan International Limited, Bank One, N.A.
                      (Main Office Chicago, Illinois), Wells Fargo Bank Texas,
                      National Association, JP Morgan, a Division of Chase
                      Securities, Inc., and the other lenders now or hereafter
                      Parties hereto (incorporated by reference to Exhibit 10.17 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002).

      10.18        -- Second Amendment to Loan Agreement ($35,000,000 U.S.
                      Revolving Loan Facility, $10,000,000 Canadian Revolving
                      Loan Facility, $5,000,000 U.K. Revolving Loan Facility and
                      $50,000,000 Term Loan Facility) dated as of March 16, 2001 among NATCO Group Inc., NATCO Canada, Ltd., Axsia Group
                      Limited, The Chase Manhattan Bank, Royal Bank of Canada,
                      Chase Manhattan International Limited, Bank One, N.A.
                      (Main Office Chicago, Illinois), Wells Fargo Bank Texas,
                      National Association, JP Morgan, a Division of Chase
                      Securities, Inc., and the other lenders now or hereafter
                      Parties hereto (incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002).

      10.19        -- Second Amended Single Installment Note Between Nathaniel A.
                      Gregory and NATCO Group Inc., effective July 1, 2002
                      (incorporated by reference to Exhibit 10.19 of the Company's
                      Quarterly Report on Form 10-Q for the period ended June 30, 2002).

      10.20        -- Amended Single Installment Note Between Nathaniel
                      Gregory and NATCO Group Inc., effective July 1, 2002
                      (incorporated by reference to Exhibit 10.20 of the Company's
                      Quarterly Report on Form 10-Q for the period ended June 30, 2002).

      10.21        -- Amended Single Installment Note Between Nathaniel Gregory and
                      NATCO Group Inc., effective July 1, 2002 (incorporated by
                      reference to Exhibit 10.21 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002).

      10.22        -- Amended Single Installment Note Between Nathaniel Gregory and
                      NATCO Group Inc., effective July 1, 2002 (incorporated by
                      reference to Exhibit 10.22 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002).

      10.23        -- Amended Single Installment Note Between Patrick M. McCarthy and
                      NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.23 of the Company's Quarterly Report on Form 10-Q
                      for the period ended June 30, 2002).

----------
** Management contracts or compensatory plans or arrangements.