Form 10-K
period 2002-12-31
NATCO GROUP INC
filed 2003-03-21
CIK 1057693

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002      COMMISSION FILE NUMBER: 1-15603

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

Indicate by  check mark  whether  the registrant  is  an accelerated  filer  (as
defined in Exchange Act Rule 12b-2).     Yes ___  No  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter.

As of June 30, 2002                                                  $80,911,175

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 10, 2003  Common Stock, $0.01 par value per share  15,803,797 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the NATCO Group Inc. Notice of Annual Meeting of Stockholders and Proxy Statement relating to the 2003 Annual Meeting of Shareholders, which the Registrant intends to file within 120 days of December 31, 2002, are incorporated by reference in Part III of this form.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                NATCO GROUP INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                NO.
                                                                                ----
                                       PART I
Item 1.           Business....................................................    3
Item 2.           Properties..................................................   18
Item 3.           Legal Proceedings...........................................   18
Item 4.           Submission of Matters to a Vote of Security Holders.........   18
                                      PART II
Item 5.           Market for the Registrant's Common Equity and Related
                    Stockholder Matters.......................................   18
Item 6.           Selected Financial Data.....................................   20
Item 7.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................   20
Item 7A           Quantitative and Qualitative Disclosures About Market
                    Risk......................................................   36
Item 8.           Financial Statements and Supplementary Data.................   36
                  Consolidated Financial Statements...........................   38
                  Notes to Consolidated Financial Statements..................   42
Item 9.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure..................................   65
                                      PART III
                  Information called for by Part III, excluding Item 14, has been omitted as the Registrant intends to file with the
                    Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy
                    Statement pursuant to Regulation 14A.
Item 14.          Controls and Procedures.....................................   65
                                      PART IV
Item 15.          Exhibits, Financial Statements Schedules and Reports on Form
                    8-K.......................................................   66
Signatures....................................................................   71
Certifications................................................................   72

                                     PART I

ITEM 1.  BUSINESS

     NATCO Group Inc. is a leading provider of equipment, systems and services used in the production of crude oil and natural gas, primarily at or near the wellhead, to separate oil, gas and water within a production stream and to remove contaminants. Our products and services are used in onshore and offshore fields in most major oil and gas producing regions in the world. Separation and decontamination of a production stream is needed at almost every producing well in order to meet the specifications of transporters and end users.

     We design and manufacture a diverse line of production equipment including:

     - heaters, which prevent hydrates from forming in gas streams and reduce the viscosity of oil;

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

     - engineered systems, which provides customized, large scale integrated oil, gas and water production and processing systems; and

     - automation and control systems, which provides and services control panels and systems that monitor and control oil and gas production, as well as repair, testing and inspection services for existing systems.

     We  have  designed,  manufactured  and  marketed  production  equipment and systems for more than 75 years. We operate eight primary manufacturing facilities located in the U.S. and Canada and 36 sales and service facilities, 34 of which are located in the U.S. and Canada, and two of which are located outside of North America. We believe that, among our competitors, we have the largest installed base of production equipment in the industry. We have achieved our position in the industry by maintaining technological leadership, capitalizing on our strong brand name recognition and offering a broad range of products and services.

     General information about us can be found at www.natcogroup.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

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

     We believe that the oil and gas production equipment and services market continues to have significant growth potential due to the following:

     - Increasing demand for oil and natural gas. According to the U.S. Department of Energy, petroleum and natural gas consumption are expected to increase at average rates of 1.7% and 1.8%, respectively, per year in the United States through 2025, with higher consumption rates expected worldwide.

     - Long-term demand for oil and gas products should lead to increases in drilling activity. The number of drilling rigs operating in North America and internationally has fluctuated in recent years, depending on market conditions. The average North American rig count for 2002 was 1,093 versus 1,497 for 2001 and 1,263 for 2000, as published by Baker Hughes Incorporated. The international rig count as of December 31, 2002, 2001 and 2000 was 753, 752 and 705, respectively, as published by Baker Hughes Incorporated. Although North American rig counts declined during 2002, we believe that rig counts will increase over the long-term as demand for oil and gas products and services continues to increase.

     - Changing profile of existing production. The production profile of existing fields changes over time, either naturally or due to implementation of enhanced recovery techniques. Consequently, the mix of oil, gas, water and contaminants changes, and the production stream requires additional processing equipment.

     - Increasing focus on large-scale projects. Due to the increased demand for oil and gas, oil companies are pursuing larger and more complex development projects that often require specialized production equipment. These projects may be in remote, deepwater or harsh environments and may involve complex production profiles and operations.

COMPETITIVE STRENGTHS

     We believe that the following are our key competitive strengths:

     - Market leadership and industry reputation. We have designed, manufactured and marketed production equipment and systems for more than 75 years. We believe that, among our competitors, we have the largest installed base of production equipment in the industry. We will continue to enhance our products and services in order to meet the demands of our customers.

     - Technological leadership. We believe that we have established a position of global technological leadership by pioneering the development of innovative separation technologies. We continue to be a technological leader in areas such as carbon dioxide separation using membrane technology, oil-water emulsion treatment using dual-polarity electrostatic technology, seawater injection systems and complex produced oily water treatment systems. We hold 35 active U.S. and equivalent foreign patents and continue to invest in research and development. Applications have been filed for nine additional patents in the U.S.

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

     - Experienced and focused management team. Our senior management team has extensive experience in our industry with an average of over 20 years of experience. We believe that our management team has successfully demonstrated its ability to grow our business and integrate acquisitions.

       Additionally, our management team has a substantial financial interest in our continued success through equity ownership or incentives.

BUSINESS STRATEGY

     Our objective is to maximize cash flow by maintaining and enhancing our position as a leading provider of equipment, systems and services used in the production of crude oil and natural gas. We intend to achieve this goal by pursuing the following business strategies:

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

     Our business is substantially dependent on the condition of the oil and gas industry and its willingness to spend capital on the exploration for and development of oil and gas reserves. A substantial or extended decline in these expenditures may result in the discovery of fewer new reserves of oil and gas, adversely affecting the market for our production equipment and services. The level of these expenditures is generally dependent on the industry's view of future oil and gas prices, which have been characterized by significant volatility in recent years. Oil and gas prices are affected by numerous factors, including:

     - the level of exploration activity;

     - worldwide economic activity;

     - interest rates and the cost of capital;

     - environmental regulation;

     - tax policies;

     - political requirements of national governments;

     - coordination  by  the  Organization  of  Petroleum  Exporting   Countries
       ("OPEC");

     - political environment, including the threat of war and terrorism;

     - the cost of producing oil and gas;

     - technological advances;

     - relatively minor changes in the supply of and demand for oil and natural gas; and

     - weather conditions.

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

WE HAVE RELIED AND WE EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

     There have been and are expected to be periods where a substantial portion of our revenues is derived from a single customer or a small group of customers. We had revenues of $28.8 million, or 10% of total revenues, provided by ExxonMobil Corporation and affiliates, $17.2 million, or 6% of revenues, provided by BP and affiliates excluding the Carigali-Triton Operating Company SDN BHD ("CTOC"), and $16.5 million, or 5%, provided by ChevronTexaco Corp. and affiliates, for the year ended December 31, 2002. We had revenues of $15.7 million, or 5% of our total revenues, provided by Anadarko and affiliates, $15.5 million, or 5% of total revenues, provided by ChevronTexaco Corp. and affiliates, and $13.4 million, or 5% of total revenues provided by BP and affiliates excluding CTOC, for the year ended December 31, 2001. The CTOC project provided $10.9 million, or 4% of total revenues, for fiscal 2001. The CTOC project was a $73.0 million contract awarded in 1999 to supply gas treating and conditioning equipment for a project in Southeast Asia, and was substantially complete as of December 31, 2001. The CTOC project provided approximately 20% of our revenues in 2000.

     We have a number of ongoing relationships with major oil companies, national oil companies and large independent producers. The loss of one or more of these ongoing relationships could have an adverse effect on our business and results of operations.

THE DOLLAR AMOUNT OF OUR BACKLOG, AS STATED AT ANY GIVEN TIME, IS NOT NECESSARILY INDICATIVE OF OUR FUTURE CASH FLOW.

     Backlog consists of firm customer orders that have satisfactory credit or financing arrangements in place, for which authorization to begin work or purchase materials has been given and for which a delivery date has been established. As of December 31, 2002, we had backlog of $90.1 million, of which approximately 32% related to ExxonMobil Corporation and affiliates, 13% related to ChevronTexaco Corp. and affiliates and 6% related to Snamprogetti.

     We cannot guarantee that the revenues projected in our backlog will be realized, or if realized, will result in profits. To the extent that we experience significant terminations, suspensions or adjustments in the scope of our projects as reflected in our backlog contracts, we could be materially adversely affected.

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

OUR ABILITY TO ATTRACT AND RETAIN SKILLED LABOR IS CRUCIAL TO THE PROFITABILITY OF OUR FABRICATION AND SERVICES ACTIVITIES.

     Our ability to succeed depends in part on our ability to attract and retain skilled manufacturing workers, equipment operators, engineers and other technical personnel. Our ability to expand our operations depends primarily on our ability to increase our labor force. Demand for these workers can fluctuate in line with overall activity levels within our industry. A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the rates of wages we must pay or both. If this were to occur, the immediate effect would be a reduction in our profits and the extended effect would be diminishment of our production capacity and profitability and impairment of our growth potential.

POSTRETIREMENT HEALTH CARE BENEFITS THAT WE PROVIDE TO CERTAIN FORMER EMPLOYEES EXPOSE US TO POTENTIAL INCREASES IN FUTURE CASH OUTLAYS THAT CANNOT BE RECOUPED THROUGH INCREASED PREMIUMS.

     We are obligated to provide postretirement health care benefits to a group of former employees who retired before June 21, 1989. For the year ended December 31, 2002, our cash costs related to these benefits were $1.8 million, net of reimbursement of $79,000 from the predecessor plan sponsor. At that date, there were 539 retirees and surviving eligible dependents covered by the specified postretirement benefit obligations. As of December 31, 2002, our accumulated pre-tax postretirement benefit obligation was calculated to be approximately $12.7 million as determined by actuarial calculations. We cannot assure you that the costs of the actual benefits will not exceed those projected or that future actuarial assessments of the extent of those costs will not exceed the current assessment. Inflationary trends in medical costs may outpace our ability to recoup these increases through higher premium charges, benefit design changes or both. As a result, our actual cash costs of providing this benefit may increase in the future and have a negative impact on our future cash flow.

OUR INTERNATIONAL OPERATIONS MAY EXPERIENCE INTERRUPTIONS DUE TO POLITICAL AND ECONOMIC RISKS.

     We operate our business and market our products and services throughout the world. We are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Moreover, oil and gas producing regions in which we operate include many countries in the Middle East and other less developed parts of the world, where risks have increased significantly in the recent past. We cannot accurately predict whether these risks will increase or abate as a result of current military action in Iraq. These risks include:

     - nationalization;

     - expropriation;

     - war, terrorism and civil disturbances;

     - restrictive actions by local governments;

     - limitations on repatriation of earnings;

     - changes in foreign tax laws; and

     - changes in currency exchange rates.

     The occurrence of any of these risks could have an adverse effect on regional demand for our products and services or our ability to provide them. Further, we may experience restrictions in travel to visit customers or start-up projects, and we incur added costs by implementing security precautions. An interruption of our international operations could have a material adverse effect on our results of operations and financial condition.

     The occurrence of some of these risks, such as changes in foreign tax laws and changes in currency exchange rates, may have extended consequences.

     Axsia has made sales (as part of its ongoing business prior to the acquisition) and has informed us that it expects to continue making sales of equipment and services to customers in certain countries which are subject to U.S. government trade sanctions ("Embargoed Countries"), including sales to the Iraqi national oil companies permitted under the United Nations Food-for-Oil Program. Current outstanding receivables related to the Food-for-Oil Program, which amounted to $711,000 at December 31, 2002, are supported by letters of credit issued on Western banks and sanctioned by the United Nations. Axsia's sales to customers in Embargoed Countries were approximately 3 1/2% of our consolidated revenue in 2002 and approximately 2 1/2% of consolidated revenue in 2001.

FUTURE ACQUISITIONS, IF ANY, MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS AND ADVERSELY AFFECT OUR OPERATING RESULTS.

     We intend to continue our practice of acquiring other companies, assets and product lines that complement or expand our existing businesses. We cannot assure you that we will be able to successfully identify suitable acquisition opportunities or to finance and complete any particular acquisition. Furthermore, acquisitions involve a number of risks and challenges, including:

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

OUR INSURANCE POLICIES MAY NOT COVER ALL PRODUCT LIABILITY CLAIMS AGAINST US OR MAY BE INSUFFICIENT IN AMOUNT TO COVER SUCH CLAIMS.

     Some   of  our  products  are  used  in  potentially  hazardous  production applications that can cause:

     - personal injury;

     - loss of life;

     - damage to property, equipment or the environment; and

     - suspension of operations.

     We maintain insurance coverage against these risks in accordance with standard industry practice. This insurance may not protect us against liability for some kinds of events, including events involving pollution or losses resulting from business interruption or acts of terrorism. We cannot assure you that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, we cannot assure you that we will be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our business, results of operations and financial condition.

LIABILITY TO CUSTOMERS UNDER WARRANTIES MAY MATERIALLY AND ADVERSELY AFFECT OUR CASH FLOW.

     We typically warrant the workmanship and materials used in the equipment we manufacture. At the request of our customers, we occasionally warrant the operational performance of the equipment we manufacture. Failure of this equipment to operate properly or to meet specifications may increase our costs by requiring additional engineering resources, replacement of parts and equipment or service or monetary reimbursement to a customer. Our warranties are often backed by letters of credit. At December 31, 2002, we had provided to our customers approximately $6.0 million in letters of credit related to warranties. We have received warranty claims in the past, and we expect to continue to receive them in the future. To the extent that we should incur warranty claims in any period substantially in excess of our warranty reserve, our results of operations and financial condition could be materially and adversely affected.

OUR ABILITY TO SECURE AND RETAIN NECESSARY FINANCING MAY BE LIMITED.

     Our ability to execute our growth strategies may be limited by our ability to secure and retain reasonably priced financing. From time to time we have utilized significant amounts of letters of credit to secure our performance on large projects as well as provide warranties to our customers. Outstanding letters of credit can consume a significant portion of our available liquidity under our revolving credit facilities. Some of our competitors are larger companies with better access to capital, which could give them a competitive advantage over us should our access to capital be limited. Additionally, the industry in which we compete is often characterized by significant cyclical fluctuations in activity levels that can adversely impact our financial results. Our revolving credit and term loan facilities contain restrictive loan covenants with which we are required to comply. There is no assurance that our financial results will be adequate to ensure we remain in compliance with these covenants in the future, nor is there any assurance we can obtain amendments to or waivers of these covenants should we not be in compliance.

WE MAY INCUR SUBSTANTIAL COSTS TO COMPLY WITH OUR ENVIRONMENTAL OBLIGATIONS.

     In our equipment fabrication and refurbishing operations, we generate and manage hazardous wastes. These include:

     - waste solvents;

     - waste paint;

     - waste oil;

     - washdown wastes; and

     - sandblasting wastes.

     We attempt to identify and address environmental issues before acquiring properties and to utilize industry accepted operating and disposal practices regarding the management and disposal of hazardous wastes. Nevertheless, either others or we may have released hazardous materials on our properties or in other locations where hazardous wastes have been taken for disposal. We may be required by federal, state or foreign environmental laws to remove hazardous wastes or to remediate sites where they have been released. We could also be subjected to civil and criminal penalties for violations of those laws. Our costs to comply with these laws may adversely affect our earnings.

OUR QUARTERLY SALES AND CASH FLOW MAY FLUCTUATE SIGNIFICANTLY.

     Our revenues are substantially derived from significant contracts that are often performed over periods of two to six or more quarters. As a result, our revenues and cash flow may fluctuate significantly from quarter to quarter, depending upon our ability to replace existing contracts with new orders and upon the extent of any delays in completing existing projects.

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

     - our technology;

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

A FURTHER ECONOMIC DECLINE COULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES.

     Economic growth in several of our key markets, including the United States and Southeast Asia, declined throughout 2001 due to a world-wide recession, which was exacerbated by significant terrorist acts in the United States during September 2001. Slower than expected economic growth in the United States during 2002, as well as in other regions of the world, contributed to a decline in exploration and production activity in the oil and gas industry. If the United States economy were to decline further or if the economies of other nations in which we do business were to experience further material problems, the demand and price for oil and gas and, therefore, for our products and services, could decline, which would adversely affect our results of operations.

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

TRADITIONAL PRODUCTION EQUIPMENT AND SERVICES

     Traditional production equipment and services consists of production equipment, replacement parts, and used equipment refurbishing and servicing, which is sold primarily onshore in North America and in the Gulf of Mexico. Through our NATCO Canada subsidiary, we provide traditional production equipment with modifications to operate in a cold weather environment. The equipment built for the North American oil and gas industry are "off the shelf" items or are customized variations of standardized equipment requiring limited engineering. We market traditional production equipment and services through 28 sales and service centers in the United States, six in Canada, one in Mexico and one in Venezuela.

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

       - filter separators, which are used to remove particulate contaminants from gas streams and/or to coalesce liquids;

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

       - salt bath heaters used to heat high pressure natural gas streams to elevated temperatures above that obtained with indirect heaters;

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

       - Paques(TM) and Shell-Paques(TM) licensed desulfurization technology, which utilizes a biological system to efficiently take hydrogen sulfide out of gas streams;

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

     - Carbon Dioxide Field Operations. We also provide gas-processing facilities for the removal of carbon dioxide from hydrocarbon streams. These facilities use our proprietary Cynara(R) membrane technology that provides one of the most effective separation solutions for hydrocarbon streams containing carbon dioxide. The primary market for these facilities is production from wells such as those located in west Texas in which carbon dioxide injection is used to enhance the recovery of oil reserves.

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

     We market engineered systems through our direct sales forces based in Houston, Texas; Calgary, Alberta, Canada; Camberley, England; Redruth, England; Gloucester, England; Caracas, Venezuela; Singapore; and Tokyo, Japan, augmented by independent representatives in other countries. We also use the unique oil testing capabilities at our research and development facilities to market engineered systems. This capability enables us to determine equipment specifications that best suit customers' requirements.

  Engineered systems include:

     - Integrated Oil and Gas Processing Trains. These consist of multiple units that process oil and gas from primary separation through contaminant removal. For example, during 2002, we designed, manufactured and assembled a module for a production facility situated off the coast of West Africa that is capable of processing 250,000 barrels of oil per day.

     - Large Gas Processing Facilities. We provide large gas processing facilities for the separation, heating, dehydration and removal of liquids and contaminants to produce pipeline-quality natural gas. We also design and manufacture gas-processing facilities that remove carbon dioxide from hydrocarbon streams. These facilities use Cynara(R) membrane technology, which provides the most cost-effective separation solution for hydrocarbon streams containing more than 20% carbon dioxide. A primary market for this application is production from gas wells, such as those located in Southeast Asia, which have naturally occurring carbon dioxide.

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

       Large production projects often use electrostatic technology to desalt oil. We believe that we are the leading developer of electrostatic technologies for oil treating and desalting. One of our dehydration and desalting systems, the Electro Dynamic(TM) Desalter, can be used in oil refineries, where stringent desalting requirements have grown increasingly important. These requirements have increased as crude quality has declined and catalysts have become more sensitive and sophisticated, requiring lower levels of contaminants. This technology reduces the number and size of vessels employed by this system and is particularly important in refinery and offshore applications where space is at a premium.

     - Water Injection Systems. We provide water injection systems used both onshore and offshore to remove contaminants from water to be injected into a reservoir during production so that the formation or its production characteristics are not adversely affected. These systems may involve media and cartridge filters, deaeration, chemical injection and sulfate removal. Offshore facilities to treat raw seawater involving use of sulfate removal membranes can be and often are very large projects, and are increasingly necessary for field development in locations such as West Africa. Water injection systems may also use our compact SeaJect(TM) oxygen removal systems.

     - Oily Water Cleanup Systems. We design and engineer systems that, through the use of liquid/liquid hydro-cyclone technology and induced or dissolved gas flotation technology, remove oil and solids from a produced water stream. Oily water cleanup is often required prior to the disposal or re-injection of produced water.

     - Downstream Facilities. We offer several technologies that have crossover applications in the refinery and petrochemical sectors. Most involve aspects of oil treating and water treating. We discussed above the use in refineries of one of our dehydration and desalting systems. Through our subsidiary operation in Camberley, England, we also design and supply process facilities for hydrogen generation and purification, for use in refineries and petrochemical plants or by industrial gas suppliers. In addition, we can provide DOX(TM) units to ethylene processors that clean both heavy and light dispersed oil from water.

Automation and Control Systems

     The primary market for automation and control systems is in offshore applications throughout the world. We market and service these products through a four-branch network primarily located in the Gulf Coast area. These automation and control systems include:

     - Control Systems. We design, assemble and install pneumatic, hydraulic, electrical and computerized control panels and systems. These systems monitor and change key parameters of oil and gas production systems. Key parameters include wellhead flow control, emergency shutdown of production and safety systems. A control system consists of a control panel and related tubing, wiring, sensors and connections.

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

MANUFACTURING FACILITIES

     We operate eight primary manufacturing facilities ranging in size from approximately 8,000 square feet to approximately 130,000 square feet of manufacturing space. We own five of these facilities and lease the other three.

     Our major manufacturing facilities are located in:

     - Pittsburg, California. We manufacture the membranes for our bulk carbon dioxide membrane separation equipment at this 8,000 square foot facility.

     - Covington, Louisiana.   We  fabricate various  types of  water  treatment
       equipment, as well as low-pressure production vessels at this 51,000 square foot facility.

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

     - Electra, Texas.   We  produce  various types  of low-  and  high-pressure
       production vessels, as well as skid-mounted packages at this 130,000 square foot facility.

     - Houston, Texas. We fabricate control panels for delivery throughout the world at this 8,000 square foot climate-controlled facility.

     - Magnolia, Texas. We fabricate various types of low-pressure production vessels as skid packages at this 38,000 square foot facility. This facility also refurbishes used equipment.

     - Calgary,  Alberta,  Canada.    We produce  heavy  wall  and  cold weather
       packaged equipment and systems primarily for the Canadian and Alaskan markets at this 68,000 square foot facility.

     Our manufacturing operations are vertically integrated. At most locations, we are able to engineer, fabricate, heat treat, inspect and test our products. Consequently, we are able to control the quality of our products and the cost and schedule of our manufacturing activities.

     Our New Iberia, Electra and Calgary facilities have been certified to ISO 9002 standards. This certification is an internationally recognized verification system for quality management overseen by the International Standards Organization based in Geneva, Switzerland. The certification is based on a review of our programs and procedures designed to maintain and enhance quality production and is subject to annual review and re-certification.

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

     - the  Oilspin   AV(TM)  and   the  automatic   turndown  capable   AVi(TM)
       liquid/liquid hydro-cyclones;

     - the Mozley Sandspin(TM) solid/liquid hydro-cyclones and the Mozley Wellspin(TM) wellhead desander;

     - the Mozley SandClean(TM) System for cleanup of sand prior to offshore discharge;

     - the Tridair(TM) Single Cell VersaFlo(TM) flotation unit;

     - the Subfloat(TM) submerged column flotation unit;

     - high pressure indirect and Controlled Heat Flux(TM) (CHF(TM)) heaters;

     - PERFORMAX(R) oil and water treating systems;

     - SeaJect(TM) compact seawater deoxygenation system for removal of oxygen in injection facilities; and

     - Enhancements in Cynara(R) membrane fibers to allow for increased acid gas separation efficiencies.

     Our internal designs and devices used inside separators and other vessels to compensate for wave motion have become the industry standard for floating production applications, and our electrostatic oil treating technology is the most advanced in the industry. As of December 31, 2002, we held 35 active U.S. and equivalent foreign patents and numerous U.S. and foreign trademarks. We also have applications pending for nine additional U.S. patents. In addition, we are licensed under several patents held by others.

     We operate a research and development facility in Tulsa, Oklahoma, at which a number of test devices are used to simulate and analyze oil and gas production processes. At our manufacturing facility in Pittsburg, California, we are engaged in active, ongoing research and development in the area of membrane technology. We also have research and development operations at our facilities in the United Kingdom, where we primarily focus on water treatment developments.

     At December 31, 2002, NATCO had 22 employees engaged in research and development or product commercialization activities.

MARKETING

     Our products and services are marketed primarily through an internal sales force augmented by technical applications specialists for specific customer requirements. In addition, we maintain agency relationships in most energy producing regions of the world to enhance our efforts in countries where we do not have employees. Our traditional production equipment and services business has 34 operating branches in North America through which we sell production equipment, spare parts and services directly to oil and gas operators. Our engineered systems business typically involves a significant pre-award effort during which we must provide technical qualifications, evaluate the requirements of the specific project, design a conceptual solution that meets the project requirements and estimate our cost to provide the system to the customer in the time frame required. Our automation and control systems business is primarily marketed through our internal sales force.

CUSTOMERS

     We devote a considerable portion of our marketing time and effort to developing and maintaining relationships with key customers. Some of these relationships are project specific, such as our participation in several Alaskan projects with BP. However, our customer base ranges from independent operators to major and national oil companies worldwide. In 2002, ExxonMobil Corporation and affiliates, BP and affiliates excluding CTOC, and ChevronTexaco Corp. and affiliates, provided 10%, 6% and 5% of our consolidated revenues, respectively. No other customer provided more than 5% of our consolidated revenues during 2002. In 2001, Anadarko and affiliates, ChevronTexaco Corp. and affiliates, and BP and affiliates excluding CTOC, each provided 5% of our consolidated revenue. No other customer contributed more than 5% of total revenues for the year ended December 31, 2001. Our level of technical expertise, extensive distribution network and breadth of product offerings contributes to the maintenance of good working relationships with our customers.

BACKLOG

     Backlog consists of firm customer orders for which satisfactory credit or financing arrangements have been made, authorization has been given to begin work or purchase materials and a delivery date has been scheduled.

     Our sales backlogs at December 31, 2002, 2001 and 2000, were $90.1 million, $101.3 million and $49.9 million, respectively. Backlog at December 31, 2002 included $28.7 million related to ExxonMobil Corporation and affiliates, and $11.7 million for ChevronTexaco Corp. Backlog at December 31, 2001 included $27.4 million for ExxonMobil Corporation and affiliates, and $11.1 million for a North Sea consortium. Backlog at December 31, 2000 included $12.5 million related to CTOC.

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

     The primary competitors in the traditional production equipment and services business include Hanover Compressor Corp., as well as numerous privately held, mainly regional companies. Competitors in our engineered systems business include Petreco, Kvaerner Process Systems, UOP, Hanover APS, U.S. Filter and numerous engineering and construction firms. The primary competitors in our automation and control systems business are W Industries, MMR-Radon, SECO and numerous privately held companies operating in the Gulf Coast region.

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

EMPLOYEES

     At December 31, 2002, we had approximately 1,700 employees. Of these, approximately 80 were represented under collective bargaining agreements that extend through July 2003. We believe that our relationships with our employees are satisfactory.

ITEM 2. PROPERTIES

     We operate eight primary manufacturing plants ranging in size from approximately 8,000 square feet to approximately 130,000 square feet of manufacturing space. We also own and lease distribution and service centers, sales offices and warehouses. We lease our corporate headquarters in Houston, Texas. At December 31, 2002, we owned or leased approximately 1.1 million square feet of facility of which approximately 501,000 square feet was leased, and approximately 551,000 square feet was owned. Of the total manufacturing space, approximately 278,000 square feet was located in the United States and approximately 100,000 square feet was located in Canada.

     The following chart summarizes the number of facilities owned or leased by us by geographic region and business segment.

                                                                  UNITED
                                                                  STATES   CANADA   OTHER
                                                                  ------   ------   -----
    North American Operations...................................    34       6        4
    Engineered Systems..........................................     2      --       10
    Automation and Control Systems..............................     2      --        1
    Corporate and Other.........................................     2      --       --
                                                                    --       --      --
      Totals....................................................    40       6       15
                                                                    ==       ==      ==

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our authorized common stock consists of 50,000,000 shares of common stock. Prior to January 1, 2002, our common stock was divided into two classes designated as "Class A common stock" and "Class B common stock." On January 1, 2002, all outstanding shares of Class B common stock were automatically converted into shares of Class A common stock, at which time the authorized common stock reverted to a single class designated as "common stock." There were 15,803,797 shares outstanding as of March 10, 2003. The number of record holders of our common stock was 73 at March 10, 2003. The number of record holders of our common stock does not include the stockholders for whom shares are held in a "nominee" or "street" name.

There were 5,000,000 shares of preferred stock authorized at March 10, 2003. On March 13, 2003, we agreed to sell 15,000 shares of our Series B Convertible Preferred Stock to a private investment fund. We expect this transaction to close prior to the end of March 2003. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Commitments and Contingencies." Our common stock is traded on the New York Stock Exchange under the ticker symbol NTG.

     The following table sets forth, for the calendar quarters indicated, the high and low sales prices of our common stock reported by the NYSE. No information is provided for the period prior to our initial public offering of our common stock on January 27, 2000.

                                                                   COMMON STOCK
                                                                  ---------------
                                                                   HIGH     LOW
                                                                  ------   ------
    2000
    First Quarter...............................................  $14.94   $10.25
    Second Quarter..............................................   11.25     7.75
    Third Quarter...............................................   10.94     7.88
    Fourth Quarter..............................................    8.88     6.50

    2001
    First Quarter...............................................  $11.50   $ 8.06
    Second Quarter..............................................   13.74     8.80
    Third Quarter...............................................    9.02     6.82
    Fourth Quarter..............................................    8.20     6.00

    2002
    First Quarter...............................................  $ 8.60   $ 6.51
    Second Quarter..............................................    9.12     6.80
    Third Quarter...............................................    8.60     5.85
    Fourth Quarter..............................................    7.54     5.85

     We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather intend to retain any future earnings for use in the business. Our credit facility restricts our ability to pay dividends and other distributions.

ITEM 6. SELECTED FINANCIAL DATA

     The following summary consolidated historical financial information for the periods and the dates indicated should be read in conjunction with our consolidated historical financial statements. During 1998, we changed our fiscal year-end to December 31 from March 31.

                                                                                        NINE MONTHS
                                                     YEAR ENDED DECEMBER 31,               ENDED
                                            -----------------------------------------   DECEMBER 31,
                                              2002       2001       2000       1999         1998
                                            --------   --------   --------   --------   ------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:
  Revenues................................  $289,539   $286,582   $224,552   $169,948     $145,611
  Cost of goods sold......................   219,354    210,512    162,757    127,609      115,521
                                            --------   --------   --------   --------     --------
  Gross profit............................    70,185     76,070     61,795     42,339       30,090
  Selling, general and administrative
     expense..............................    53,947     51,471     39,443     32,437       24,530
  Depreciation and amortization expense...     4,958      8,143      5,111      4,681        1,473
  Closure and other.......................       548      1,600      1,528         --           --
  Interest expense........................     4,527      4,941      1,588      3,256        2,215
  Interest cost on postretirement benefit
     liability............................       471        888      1,287      1,048          786
  Revaluation (gain) loss on
     post-retirement benefit liability....        --         --         --     (1,016)          53
  Interest income.........................      (248)      (660)      (181)      (256)        (227)
  Other expense, net......................       400        429         13         --           --
                                            --------   --------   --------   --------     --------
  Income before income taxes..............     5,582      9,258     13,006      2,189        1,260
  Income tax provision....................     1,705      3,895      5,345      1,548          608
                                            --------   --------   --------   --------     --------
  Income before cumulative effect of a
     change in accounting principle.......  $  3,877   $  5,363   $  7,661   $    641     $    652
                                            ========   ========   ========   ========     ========
  Basic earnings per share before
     cumulative effect of a change in
     accounting principle.................  $   0.25   $   0.34   $   0.52   $   0.07     $   0.08
  Diluted earnings per share before
     cumulative effect of a change in
     accounting principle.................  $   0.24   $   0.34   $   0.51   $   0.06     $   0.07
Balance Sheet Data (at the end of the
  period)
  Total assets............................  $231,595   $232,751   $153,126   $106,830     $118,412
  Stockholders' equity....................  $ 91,852   $ 88,930   $ 86,179   $ 28,514     $ 24,190
  Long-term debt, excluding current
     installments.........................  $ 45,257   $ 51,568   $ 14,959   $ 31,180     $ 41,777
  Postretirement and other long-term
     obligations..........................  $ 12,718   $ 14,107   $ 14,589   $ 15,853     $ 15,587

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

     - engineered systems, through which we provide customized, large scale integrated oil, gas and water production and processing systems; and

     - automation and control systems, through which we provide control panels and systems that monitor and control oil and gas production, as well as repair, testing and inspection services for existing systems.

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

FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a "Forward-Looking Statement"). The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify Forward-Looking Statements. Forward-Looking Statements in this document include, but are not limited to, discussions regarding synergies and opportunities resulting from acquisitions (see "--Acquisitions"), indicated trends in the level of oil and gas exploration and production and the effect of such conditions on our results of operations (see "--Industry and Business Environment"), future uses of and requirements for financial resources (see "--Liquidity and Capital Resources"), and anticipated backlog levels for 2003. Our expectations about our business outlook, customer spending, oil and gas prices and the business environment for the industry, in general, and us, in particular, are only our expectations regarding these matters. No assurance can be given that actual results may not differ materially from those in the Forward-Looking Statements herein for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of OPEC, conflict in major petroleum producing or consuming regions, the development of technology which could lower overall finding and development costs, weather patterns and the overall condition of capital markets for countries in which we operate.

     The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Readers are also urged to carefully review and consider the various disclosures advising interested parties of the factors that affect us, including, without limitation, the disclosures made under the caption "Risk Factors" and the other factors and risks discussed in this Annual Report on Form 10-K and in subsequent reports filed with the Securities and Exchange Commission. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any Forward-Looking Statement to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any Forward-Looking Statement is based.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of our consolidated financial statements requires us to make certain estimates and assumptions that affect the results reported in our consolidated financial statements and accompanying notes. These estimates and assumptions are based on historical experience and on our future expectations that we believe to be reasonable under the circumstances. Note 2 to our consolidated financial statements contains a summary of our significant accounting policies. We believe the following accounting policies are the most critical in the preparation of our consolidated financial statements.

     Revenue Recognition: Percentage-of-Completion Method. We recognize revenues from significant contracts (contracts greater than $250,000 and longer than four months in duration) and certain automation and controls contracts and orders on the percentage of completion method of accounting. Earned revenue is based on the percentage that costs incurred to date relate to total estimated costs of the project, after giving effect to the most recent estimates of total cost. The timing of costs incurred, and therefore recognition of revenue, could be affected by various internal or external factors including, but not limited to: changes in project scope (change orders), changes in productivity, scheduling, the cost and availability of labor, the cost an availability of raw materials, the weather, client delays in providing approvals at benchmark stages of the project and the timing of deliveries from third-party providers of key components. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed claims and change order revenues, if applicable. Losses expected to be incurred on the jobs in progress, after consideration of estimated probable minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Claims for additional contract revenue are recognized if it is probable that the claim will result in additional revenue and the amount can be reliably estimated. We generally recognize revenue and earnings to which the percentage-of-completion method applies over a period of two to six quarters. In the event a project is terminated by our customer before completion, our customer is liable for costs incurred under the contract. We believe that our operating results should be evaluated over a term of several years to evaluate our performance under long-term contracts, after all change orders, scope changes and cost recoveries have been negotiated and realized. We record revenues and profits on all other sales as shipments are made or services are performed.

     Impairment Testing: Goodwill. As required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we evaluate goodwill annually for impairment by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required by SFAS No. 142, we identify separate reportable units for purposes of this evaluation. In determining carrying value, we segregate assets and liabilities that, to the extent possible, are clearly identifiable by specific reportable unit. All inter-company receivables/payables are excluded. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reportable unit, are allocated based on the ratio of each unit's net assets relative to total net assets. The fair value is then compared to the carrying value of the reportable unit to determine whether or not impairment has occurred at the reportable unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit's assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, we would record an impairment charge for that amount. Net goodwill was $79.0 million at December 31, 2002. No impairment charge was recorded as of December 31, 2002.

ACQUISITIONS

     In November 1998, we acquired all the outstanding common stock of The Cynara Company ("Cynara"), a designer and manufacturer of specialized production equipment utilizing membrane technology to separate bulk carbon dioxide from natural gas streams, for approximately $15.5 million, 500,000 shares of our common stock and the right to receive additional shares of common stock based upon the financial performance of the Cynara assets. Ultimately, we issued 752,501 additional shares, as Class B Common Stock, which was converted to Class A Common Stock, on a share-for-share basis, prior to December 31, 2002.

     In January 2000, we acquired all the outstanding common stock of Porta-Test International, Inc. ("Porta-Test"), a manufacturer of centrifugal devices used to enhance the effectiveness of separation equipment, for approximately $7.0 million and the right to receive additional payments based upon the performance of certain Porta-Test assets. See--Commitments and Contingencies.

     In February 2000, we acquired all the outstanding common stock of Modular Production Equipment, Inc. ("MPE"), a designer and manufacturer of water treatment separation systems specializing in hydro-cyclone technology, for approximately $2.7 million.

     In April 2000, we acquired all the outstanding common stock of Engineering Specialties Inc. ("ESI"), a provider of proprietary technologies for oily water treatment and heavy metals removal from production at or near the wellhead, for approximately $7.1 million.

     In March 2001, we acquired all the outstanding share capital of Axsia, a privately held process and design company based in the United Kingdom, for approximately $42.8 million, net of cash acquired. Axsia specializes in the design and supply of equipment for water re-injection systems for oil and gas fields, oily water treatment, oil separation, hydrogen production and other oil and gas processing equipment systems. This acquisition was financed with borrowings under our term loan and revolving credit facility.

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

                                                                 YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------
                                                       2002         2001     2000     1999     1998
                                                      -------      ------   ------   ------   ------
    Average price of crude oil per barrel in the
      U.S...........................................  $ 22.51      $21.86   $26.72   $15.56   $10.87
    Average wellhead price of natural gas per mcf in
      the U.S.......................................  $  2.87(1)   $ 4.12   $ 3.69   $ 2.19   $ 1.96
    Average U.S. rig count..........................      830       1,156      918      625      826

---------------

(1)Average wellhead price of natural gas per mcf in the U.S. for the period January 1, 2002 through November 30, 2002.

     At December 31, 2002, the spot price of West Texas Intermediate crude oil was $31.17 per barrel, the price of natural gas was $4.75 per mcf, and the U.S. rig count was 862. At February 28, 2003, the spot price of West Texas Intermediate crude oil was $36.98 per barrel, the price of Henry Hub natural gas was $8.00 per mcf, as per the New York Mercantile Exchange, and the U.S. rig count was 912, per Baker Hughes Incorporated. These spot prices reflect the overall volatility of oil and gas commodity prices in the current and recent years. Although increased commodity prices generally correlate directly with an increase in spending by oil and gas companies for exploration and development efforts, rig counts remain lower than expected based on historical experience.

     From a longer-term perspective, the U.S. Department of Energy estimates that U.S. demand for petroleum products will grow at an average annual rate of 1.7% through 2025 and that U.S. demand for natural gas will increase at an average annual rate of 1.8% through 2025. As demand grows and reserves in the United States decline, producers and service providers in the oil and gas industry may continue to rely more heavily on global sources of energy and expansion into new markets. The industry continues to seek more innovative and technologically efficient means to extract hydrocarbons from existing fields, as production profiles change. As a result, additional and more complex equipment may be required to produce oil and gas from these fields, especially since many new oil and gas fields produce lower quality or contaminated hydrocarbon streams, requiring more complex production equipment. In general, these trends should increase the demand for our products and services.

     The following discussion of our historical results of operations and financial condition should be read in conjunction with our audited consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------
                                                                   2002        2001        2000
                                                                 ---------   ---------   ---------
                                                                          (IN THOUSANDS)
    Statement of Operations Data:
    Revenues...................................................  $289,539    $286,582    $224,552
    Cost of goods sold.........................................   219,354     210,512     162,757
                                                                 --------    --------    --------
    Gross profit...............................................    70,185      76,070      61,795
    Selling, general and administrative expense................    53,947      51,471      39,443
    Depreciation and amortization expense......................     4,958       8,143       5,111
    Closure and other..........................................       548       1,600       1,528
    Interest expense...........................................     4,527       4,941       1,588
    Interest cost on postretirement benefit liability..........       471         888       1,287
    Interest income............................................      (248)       (660)       (181)
    Other expense, net.........................................       400         429          13
                                                                 --------    --------    --------
    Income from continuing operations before income taxes and
      change in accounting principle...........................     5,582       9,258      13,006
    Provision for income taxes.................................     1,705       3,895       5,345
                                                                 --------    --------    --------
    Income before cumulative effect of change in accounting
      principle................................................     3,877       5,363       7,661
    Cumulative effect of change in accounting principle (net of
      income taxes of $7)......................................        --          --          10
                                                                 --------    --------    --------
    Net income.................................................  $  3,877    $  5,363    $  7,671
                                                                 ========    ========    ========

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Revenues. Revenues for the year ended December 31, 2002 increased $3.0 million, or 1%, to $289.5 million, from $286.6 million for the year ended December 31, 2001. The following table summarizes revenues by business segment for the years ended December 31, 2002 and 2001, respectively:

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,              CHANGE
                                                         -------------------   --------------------
                         REVENUES:                         2002       2001     DOLLARS   PERCENTAGE
                         ---------                       --------   --------   -------   ----------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
    North American Operations..........................  $137,374   $145,147   $(7,773)     (5)%
    Engineered Systems.................................   107,041     99,021     8,020       8
    Automation and Control Systems.....................    52,142     47,693     4,449       9
    Corporate and Inter-segment Eliminations...........    (7,018)    (5,279)   (1,739)    (33)
                                                         --------   --------   -------
      Total............................................  $289,539   $286,582   $ 2,957       1 %
                                                         ========   ========   =======

     Revenues from our North American operations business segment for the year ended December 31, 2002 decreased $7.8 million, or 5%, to $137.4 million from $145.1 million for the year ended December 31, 2001. This decrease was directly related to a decline in oilfield activity throughout 2002. The average North American rotary rig count declined from 1,497 for the year ended December 31, 2001 to 1,093 for the year ended December 31, 2002. Although revenues for our traditional equipment and finished goods declined, results for our Latin American operations and CO2 gas-processing operations and field services improved during 2002 relative to 2001. Revenues from our Canadian operations decreased as Canadian rotary rig counts continued to decline from an average of 341 for the year ended December 31, 2001 to an average of 263 for the year ended December 31, 2002. Inter-segment revenues for this business segment were approximately $917,000 and $781,000 for the years ended December 31, 2002 and 2001, respectively.

     Revenues from our engineered systems business segment for the year ended December 31, 2002 increased $8.0 million, or 8%, to $107.0 million from $99.0 million for the year ended December 31, 2001. This increase was primarily due to several large projects, primarily in West Africa, that provided revenues of approximately $31.0 million during 2002, offset by a decline in revenues from our U.K.-based operations and a decline in revenues earned in Southeast Asia, with the substantial completion of the CTOC project in late 2001. Engineered systems revenues of $107.0 million for the year ended December 31, 2002 included inter-segment revenues of $1.8 million, as compared to $748,000 of inter-segment revenues for the year ended December 31, 2001.

     Revenues from our automation and control systems business segment for the year ended December 31, 2002 increased $4.4 million, or 9%, to $52.1 million from $47.7 million for the year ended December 31, 2001. The increase was due to higher demand for our control equipment and field services, partially associated with repair projects in the Gulf of Mexico following several tropical weather systems in 2002. Inter-segment revenues increased from $3.8 million for the year ended December 31, 2001 to $4.3 million for the year ended December 31, 2002.

     The change in revenues for corporate and inter-segment eliminations represents the elimination of inter-segment revenues as discussed above.

     Gross Profit. Gross profit for the year ended December 31, 2002 decreased $5.9 million, or 8%, to $70.2 million from $76.1 million for the year ended December 31, 2001. As a percentage of revenue, gross margins declined from 27% for the year ended December 31, 2001 to 24% for the year ended December 31, 2002. The following table summarizes gross profit by business segment for the years ended December 31, 2002 and 2001, respectively:

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,              CHANGE
                                                           -------------------   --------------------
                        GROSS PROFIT:                        2002       2001     DOLLARS   PERCENTAGE
                        -------------                      --------   --------   -------   ----------
                                                               (IN THOUSANDS, EXCEPT PERCENTAGES)
    North American Operations............................  $37,583    $35,475    $ 2,108       6 %
    Engineered Systems...................................   23,213     31,221     (8,008)    (26)
    Automation and Control Systems.......................    9,389      9,374         15      --
                                                           -------    -------    -------
         Total...........................................  $70,185    $76,070    $(5,885)     (8)%
                                                           =======    =======    =======

     Gross profit from our North American operations business segment for the year ended December 31, 2002 increased $2.1 million, or 6%, to $37.6 million from $35.5 million for the year ended December 31, 2001. This increase in margin was primarily due to the contribution of our Latin American operations and our CO2 gas-processing operations and field services, reflecting increased throughput from the expansion at our Sacroc facility. As a percentage of revenue, gross margins for the segment were 27% and 24% for the years ended December 31, 2002 and 2001, respectively.

     Gross profit from our engineered systems business segment for the year ended December 31, 2002 decreased $8.0 million, or 26%, to $23.2 million from $31.2 million for the year ended December 31, 2001, despite an 8% increase in revenues. This decline was due to the completion of several high-margin projects during 2001 in Southeast Asia and within our U.K.-based operations, partially offset by new projects for 2002 awarded at more traditional margins. As a percentage of revenue, gross margins for this segment were 22% and 32% for the years ended December 31, 2002 and 2001, respectively.

     Gross profit from our automation and control systems business segment for the years ended December 31, 2002 and 2001 remained constant, despite a 9% increase in revenues for the period, primarily due to an increase in labor costs attributable to higher medical benefit costs and an unfavorable mix of labor and materials in 2002 compared to 2001. As a percentage of revenue, gross margins for this segment were 18% and 20% for the years ended December 31, 2002 and 2001, respectively.

     Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2002 increased $2.5 million, or 5%, to $53.9 million from $51.5 million for the year ended December 31, 2001. This increase was largely related to the following factors:

     - one year of operating expenses at Axsia during 2002 compared to nine months during fiscal 2001;

     - additional costs associated with the start-up of the Singapore office in March 2001;

     - costs associated with the start-up of the Mexico marketing office opened in late 2001; and

     - additional costs associated with employee medical claims.

     Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2002 decreased $3.2 million, or 39%, to $5.0 million from $8.1 million for the year ended December 31, 2001. Depreciation expense for the year ended December 31, 2002 increased $764,000, or 19%, to $4.9 million from $4.1 million for the year ended December 31, 2001.
This increase was primarily due to the inclusion of depreciation expense on assets acquired through the purchase of Axsia in March 2001, and depreciation on assets placed in service in late 2001 and 2002, including a significant upgrade of our drying plant facility in Pittsburg, California, and the expansion of our gas-processing plant at the Sacroc field. Amortization expense for the year ended December 31, 2002 decreased $3.9 million, or 98%, to $92,000 from $4.0 million for the year ended December 31, 2001. This decrease in amortization expense was attributable to a change in accounting method prescribed by SFAS No. 142, "Goodwill and Other Intangible Assets." This pronouncement, adopted on January 1, 2002, requires that goodwill no longer be amortized over a prescribed period but rather intangible assets not assigned a useful life be evaluated annually for impairment. See "--Recent Accounting Pronouncements." Therefore, no goodwill amortization was recorded for the year ended December 31, 2002, compared to $3.7 million for the year ended December 31, 2001. In addition, the results for the year ended December 31, 2001 include amortization expense associated with certain employment contracts that were fully amortized as of December 31, 2001.

     Closure and Other. Closure and other charges for the year ended December 31, 2002 of $548,000 related to the closure of a manufacturing and engineering facility in Edmonton, Alberta, Canada. Costs include the involuntary termination of certain employees, relocation of equipment and certain personnel and the modification of related operating lease arrangements. At December 31, 2002, our remaining accrued liability related to this restructuring was $304,000, and we expect to incur additional relocation and shop moving costs which will be expensed as incurred through the second quarter of 2003. During the year ended December 31, 2001, we incurred a charge totaling $920,000 related to certain restructuring costs to streamline activities and consolidate offices in connection with the acquisition of Axsia in March 2001, and an additional $680,000 related to our decision to withdraw a private debt offering.

     Interest Expense. Interest expense for the year ended December 31, 2002 decreased $414,000, or 8%, to $4.5 million from $4.9 million for the year ended December 31, 2001. This decrease was due to a decline in outstanding debt from $58.6 million at December 31, 2001 to $52.4 million at December 31, 2002. The weighted average interest rate of our outstanding borrowings remained constant for the respective periods.

     Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement benefit liability decreased $417,000, or 47%, from $888,000 for the year ended December 31, 2001 to $471,000 for the year ended December 31, 2002. This decrease in interest cost was due to an amendment to the plan that provides medical and dental coverage to retirees of a predecessor company. Under the amended plan, retirees will bear more cost for coverages, thereby reducing our projected liability and the related interest cost.

     Interest Income. Interest income decreased $412,000, or 62%, from $660,000 for the year ended December 31, 2001 to $248,000 for the year ended December 31, 2002. This change in interest income was primarily due to interest earned on a federal income tax refund paid during 2001 by the Canadian taxing authorities.

     Other Expense, net. Other expense, net of $400,000 for the year ended December 31, 2002, declined $29,000, or 7%, compared to the year ended December 31, 2001. The change relates primarily to foreign currency transaction gains and losses incurred through our operations in the United Kingdom and Canada.

     Provision for Income Taxes. Income tax expense for the year ended December 31, 2002 decreased $2.2 million, or 56%, to $1.7 million from $3.9 million for the year ended December 31, 2001. This decline in income tax expense was primarily due to a decrease in income before income taxes, which was $5.6 million for the year ended December 31, 2002 as compared to $9.3 million for the year ended December 31, 2001. The decrease in the effective tax rate from 42.1% for the year ended December 31, 2001 to 30.5% for the year ended December 31, 2002, was due primarily to no longer recognizing non-deductible goodwill amortization expense, as per SFAS No. 142, adopted January 1, 2002.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Revenues. Revenues for the year ended December 31, 2001 increased $62.0 million, or 28%, to $286.6 million, from $224.6 million for the year ended December 31, 2000. The following table summarizes revenues by business segment for the years ended December 31, 2001 and 2000, respectively:

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,              CHANGE
                                                         -------------------   --------------------
                         REVENUES:                         2001       2000     DOLLARS   PERCENTAGE
                         ---------                       --------   --------   -------   ----------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
    North American Operations..........................  $145,147   $119,689   $25,458       21%
    Engineered Systems.................................    99,021     67,803    31,218       46
    Automation and Control Systems.....................    47,693     42,761     4,932       12
    Corporate and Inter-segment Eliminations...........    (5,279)    (5,701)      422        7
                                                         --------   --------   -------
      Total............................................  $286,582   $224,552   $62,030       28%
                                                         ========   ========   =======

     Revenues from our North American operations business segment for the year ended December 31, 2001 increased $25.5 million, or 21%, to $145.1 million from $119.7 million for the year ended December 31, 2000. This increase was due to an increase in oilfield activity during fiscal 2000 through mid-2001 as a result of favorable oil and gas prices. Although oil and gas prices began to decline in late 2001, demand remained high for our traditional equipment and finished goods. We also experienced increased demand for our domestic and export parts and service business and our CO2 gas-processing and field services business. Partially offsetting these increases was a decline in revenues of $8.1 million provided by our Canadian affiliate, as large projects were completed in fiscal 2000 and several planned projects for fiscal 2001 were delayed. Inter-segment revenues for this business segment were approximately $781,000 and $1.3 million for the years ended December 31, 2001 and 2000, respectively.

     Revenues from our engineered systems business segment for the year ended December 31, 2001 increased $31.2 million, or 46%, to $99.0 million from $67.8 million for the year ended December 31, 2000. This increase was primarily due to the acquisition of Axsia in March 2001, which contributed revenues of $58.1 million for the year ended December 31, 2001. This increase was partially offset by a decline in revenues earned under the CTOC project, which contributed $45.9 million in revenues for the year ended December 31, 2000, as compared to only $10.9 million for the year ended December 31, 2001. Excluding the impact of the Axsia acquisition and the CTOC project, revenues for this business segment increased $8.1 million during fiscal 2001 as compared to fiscal 2000, due primarily to export projects including a number of projects in South America. Engineered systems revenues of $99.0 million for the year ended December 31, 2001 included inter-segment revenues of $748,000, as compared to $268,000 of inter-segment revenues for the year ended December 31, 2000.

     Revenues from our automation and control systems business segment for the year ended December 31, 2001 increased $4.9 million, or 12%, to $47.7 million from $42.8 million for the year ended December 31, 2000. The increase was due to higher demand for our control equipment, especially equipment provided for deep-water projects, and an increase in field services performed for our customers. Inter-segment revenues declined from $4.1 million for the year ended December 31, 2000 to $3.8 million for the year ended December 31, 2001.

     The change in revenues for corporate and inter-segment eliminations represents the elimination of inter-segment revenues as discussed above.

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

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,              CHANGE
                                                           -------------------   --------------------
                        GROSS PROFIT:                        2001       2000     DOLLARS   PERCENTAGE
                        -------------                      --------   --------   -------   ----------
                                                               (IN THOUSANDS, EXCEPT PERCENTAGES)
    North American Operations............................  $35,475    $28,609    $ 6,866       24%
    Engineered Systems...................................   31,221     24,362      6,859       28
    Automation and Control Systems.......................    9,374      8,824        550        6
                                                           -------    -------    -------
      Total..............................................  $76,070    $61,795    $14,275       23%
                                                           =======    =======    =======

     Gross profit from our North American operations business segment for the year ended December 31, 2001 increased $6.9 million, or 24%, to $35.5 million from $28.6 million for the year ended December 31, 2000. This increase in margin was primarily due to a 21% increase in revenues from this segment and improved margins on export parts and services and traditional finished goods. As a percentage of revenue, gross margins for the segment were consistent at 24% for the years ended December 31, 2001 and 2000.

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

     Closure and Other. Closure and other charges for the year ended December 31, 2001 increased $72,000, or 5%, to $1.6 million from $1.5 million for the year ended December 31, 2000. The charge for fiscal 2001 included $920,000 related to certain restructuring costs to streamline activities and consolidate offices in connection with the acquisition of Axsia in March 2001, and an additional $680,000 related to our decision to withdraw a private debt offering. The charge for fiscal 2000 was primarily for compensation expense associated with the employment agreement of an executive officer. The terms of the agreement entitled the officer to a sum equal to an outstanding note and accrued interest, totaling $1.2 million at December 31, 1999, upon the sale of the Company's Class A common stock in an initial public offering. NATCO completed its initial public offering on January 27, 2000, and, pursuant to the terms of the agreement, we recorded compensation expense for the amount of the note and accrued interest, including related payroll burdens, totaling $1.3 million. In addition, we recorded relocation expenses totaling $208,000 associated with the consolidation of two facilities following the acquisition of Porta-Test in January 2000.

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

     Provision for Income Taxes. Income tax expense for the year ended December 31, 2001 decreased $1.5 million, or 27%, to $3.9 million from $5.3 million for the year ended December 31, 2000. This decline in income tax expense was primarily due to a decrease in income before income taxes, which was $9.3 million for the year ended December 31, 2001 as compared to $13.0 million for the year ended December 31, 2000. This decrease in income tax expense was partially offset by an increase in the effective tax rate from 41.1% to 42.1% for the years ended December 31, 2000 and 2001, respectively, primarily due to the impact of non-deductible goodwill amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

     As of February 28, 2003, we had cash and working capital of $2.6 million and $47.1 million, respectively. As of December 31, 2002, we had cash and working capital of $1.7 million and $34.6 million, respectively, as compared to $3.1 million and $37.1 million at December 31, 2001, respectively.

     Net cash provided by (used in) operating activities for the years ended December 31, 2002, 2001 and 2000 was $9.7 million, $19.3 million and ($6.3)
million, respectively. The decrease in net cash provided by operating activities for fiscal 2002 was primarily due to lower net income, as well as an increase in accounts receivable and a decrease in customer advance payments, partially offset by a decline in inventory levels.

     Net cash used in investing activities for the years ended December 31, 2002, 2001 and 2000 was $5.6 million, $57.7 million and $23.6 million, respectively. The primary use of funds for the year ended December 31, 2002 was for capital expenditures of $5.3 million, which included an expansion of our gas-processing facility in the Sacroc field. The primary use of funds for the year ended December 31, 2001 was the acquisition of Axsia, which required the use of $48.3 million, and capital expenditures of $10.0 million, which included the purchase of a shop facility in Magnolia, Texas, expansion of and improvement to our facilities in New Iberia, Louisiana, and improvements to our Sacroc gas-processing plant in west Texas. Funds for the Axsia acquisition were borrowed under a $50.0 million term loan facility. Capital expenditures for fiscal 2001 were financed with borrowings under our revolving credit facility and cash generated from current operations. The primary use of funds for the year ended December 31, 2000 was the acquisitions of Porta-Test, MPE and ESI, which required the use of $17.1 million, and capital expenditures of $8.1 million. These capital expenditures consisted primarily of renovations and expansions of manufacturing plants, technological improvements to management information systems and acquisitions of and improvements to other equipment, including an upgrade to the membrane manufacturing facility in Pittsburg, California. Funds for the Porta-Test acquisition in January 2000 were borrowed from our revolving credit facility. These funds were repaid during February 2000 with the proceeds from our initial public offering. Funds for the MPE acquisition in February 2000 were also provided by our initial public offering. The ESI acquisition was financed with net borrowings of $7.1 million under the revolving credit facilities.

     Net cash provided by (used in) financing activities for the years ended December 31, 2002, 2001 and 2000 was ($5.4) million, $41.1 million and $29.7 million, respectively. The primary use of funds for financing activities for the year ended December 31, 2002 was the repayment of long-term debt of $7.1 million and benefit payments under our postretirement benefit plan of $1.9 million, partially offset by long-term borrowings of $1.5 million and a $1.9 million increase in bank overdrafts. The primary source of funds for financing activities during the year ended December 31, 2001, was borrowings of $50.0 million under the term loan facility, partially offset by principal repayments of $5.3 million under the term loan facility, net repayments of $747,000 under the revolving credit facility, payments on postretirement benefit liability of $1.8 million and repayment of short-term notes of $1.0 million. The primary source of funds for financing activities during the year ended December 31, 2000 was our initial public offering of common stock, which provided net proceeds of $46.7 million. These proceeds were used primarily to retire $27.9 million of outstanding debt under a term loan arrangement, to repay $3.0 million borrowed under the revolving credit agreement for the purchase of Porta-Test, and to repay $2.9 million of debt assumed in the acquisitions of Porta-Test and MPE.

     We maintain revolving credit and term loan facilities, as well as a working capital facility for export sales. The term loan provides for up to $50.0 million of borrowings and the revolving credit facilities provide for up to $30.0 million of borrowings in the United States, up to $10.0 million of borrowings in Canada and up to $10.0 million of borrowings in the United Kingdom, subject to borrowing base limitations. The term loan matures on March 15, 2006, and each of the revolving facilities matures on March 15, 2004. At December 31, 2002, we had borrowings outstanding under the term loan facility of $37.8 million and borrowings of $9.0 million outstanding under the revolving credit facility and had issued $17.4 million in outstanding letters of credit under this facility. Amounts borrowed under the term loan portion of this facility currently bear interest at a rate of 4.21% per annum. Amounts borrowed under the revolving portion of this facility bear interest at a rate based upon the ratio of funded debt to EBITDA, as defined in the credit facility

("EBITDA"), and ranging from, at our election, (1) a high of LIBOR plus 2.50% to a low of LIBOR plus 1.75% or (2) a high of a base rate plus 1.0% to a low of a base rate plus 0.25%.

     We will pay commitment fees of 0.30% to 0.50% per year, depending upon the ratio of funded debt to EBITDA on the undrawn portion of the facility.

     In July 2002, our lenders approved the amendment of various provisions of the term loan and revolving credit facility agreement, effective April 1, 2002. This amendment allowed for future capital investment in our CO2 gas-processing facility at Sacroc in west Texas, and revised certain debt covenants, modified certain defined terms, increased the aggregate amount of operating lease expense allowed during a fiscal year and permitted an increase in borrowings under the export sales credit facility, without further consent, up to a maximum of $20.0 million. These modifications will result in higher commitment fee percentages and interest rates if the funded debt to EBITDA ratio exceeds 3 to 1.

     The revolving credit and term loan facility is guaranteed by all of our domestic subsidiaries and is secured by a first priority lien on all inventory, accounts receivable and other material tangible and intangible assets. In addition, we have pledged 65% of the voting stock of our active foreign subsidiaries. The revolving credit and term loan facility contains restrictive covenants which, among other things, limit the amount of funded debt to EBITDA, imposes a minimum fixed charge coverage ratio, a minimum asset coverage ratio and a minimum net worth requirement. As of December 31, 2002, we were in compliance with all debt covenants. The weighted average interest rate of our borrowings under the term loan and revolving credit agreement on that date was 4.26%.

     The export sales credit facility provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, of which $4.3 million was outstanding as of December 31, 2002. In addition, we had issued letters of credit totaling $720,000 under the export facility as of that date. The export sales credit facility is secured by specific project inventory and receivables and is partially guaranteed by the Export-Import Bank of the United States. The export sales credit facility loans mature in July 2004.

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

     We had unsecured letters of credit totaling $432,000 at December 31, 2002.

     At January 31, 2003, borrowing base limitations reduced our available borrowing capacity under the revolving credit facilities to $24.3 million. No borrowing capacity was available under our export sales credit facility.

COMMITMENTS AND CONTINGENCIES

     The following table summarizes our known contractual obligations as of December 31, 2002.

                                                                 PAYMENTS DUE BY PERIOD
                                             ---------------------------------------------------------------
                                                       LESS THAN
            CONTRACTUAL OBLIGATIONS           TOTAL     1 YEAR     1-3 YEARS   3-5 YEARS   MORE THAN 5 YEARS
            -----------------------          -------   ---------   ---------   ---------   -----------------
                                                                     (IN THOUSANDS)
    Long-Term Obligations..................  $52,354    $ 7,097     $27,409     $17,848             --
    Capital (Finance) Lease Obligations
      (1)..................................       --         --          --          --             --
    Operating Lease Obligations (2)........   15,550      4,038       4,235       1,964          5,313
    Purchase Obligations (1)...............       --         --          --          --             --
    Other Long-Term Liabilities (3)........   12,718      1,909       3,818       3,818          3,173
                                             -------    -------     -------     -------         ------
    Total..................................  $80,622    $13,044     $35,462     $23,630         $8,486
                                             =======    =======     =======     =======         ======

---------------

(1) We   have  no  capital  lease  arrangements  or  significant  firm  purchase commitments as of December 31, 2002.

(2) Operating lease obligations for periods that exceed five years primarily include costs associated with the usage of waterways in the United Kingdom, which have lease terms that extend up to 125 years. If the property were sold or sublet to a new tenant, these lease arrangements would be fully transferable.

(3) Other long-term liabilities represent our postretirement benefit obligation as of December 31, 2002. Benefit payments associated with the obligation were estimated based upon actual experience for the year ended December 31, 2002. Changes in actuarial assumptions or medical trend rates in subsequent years could cause our liability under this postretirement benefit plan to change.

     The Porta-Test purchase agreement, executed in January 2000, contains a provision to calculate a payment to certain former stockholders of Porta-Test Systems, Inc. for a three-year period ended January 23, 2003, based upon sales of a limited number of specified products designed by or utilizing technology that existed at the time of the acquisition. Liability under this arrangement is contingent upon attaining certain performance criteria, including gross margins and sales volumes for the specified products. If applicable, payment is required annually. In April 2001, we paid $226,000 under this arrangement related to the year ended January 23, 2001. In August 2002, the Company paid $197,000 under this arrangement related to the year ended January 23, 2002, resulting in an increase in goodwill. No liability was accrued under this arrangement for the years ended January 23, 2003 and 2002.

     We have no special purpose entities or unconsolidated affiliates or partnerships.

     On March 13, 2003, we executed an agreement to issue 15,000 shares of our Series B Convertible Preferred Stock along with warrants to purchase 248,800 shares of our common stock to Lime Rock Partners II, L.P., a private investment fund, for an aggregate purchase price of $15.0 million. Of the aggregate purchase price, approximately $99,000 will be allocated to the warrants, and we will amortize this discount over three years. The proceeds from the issuance will be used to reduce our outstanding revolving debt balances and for general corporate purposes. This transaction is expected to close prior to the end of March 2003.

     Each share of Series B Convertible Preferred Stock has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year. Each share of Series B Convertible Preferred Stock is convertible, at the option of the holder thereof, into (i) a number of shares of common stock equal to the face value of such share divided by the conversion price, which is $7.805, and (ii) a cash payment equal to the amount of dividends on such share that have accrued since the prior semi-annual dividend payment date. The warrants that will be issued to Lime Rock have an exercise price of $10.00 per share of common stock and expire on the third anniversary of its issuance. We can force exercise of the warrants if our stock price trades above $13.50 per share for 30 consecutive days. We estimate that accounting for issuance of the preferred shares will lower our earnings by $0.05 per diluted share in 2003 relative to what earnings might otherwise have been.

     Although no assurances can be given, we believe that our operating cash flow, supported by our borrowing capacity and additional financing obtained for capital investment, will be adequate to fund operations for at least the next twelve months. Should we decide to pursue acquisition opportunities, the determination of our ability to finance these acquisitions will be a critical element of the analysis of the opportunity. Although we were in compliance with existing restrictive loan covenants as of December 31, 2002 and expect to continue to be in compliance, there can be no assurance we will remain in compliance in future periods and, therefore, we may be required to request amendments or waivers of some or all of these covenants in the future. We believe these amendments or waivers can be obtained, if necessary, on reasonable terms.

RELATED PARTY TRANSACTIONS

     We do not own a minority interest in or guarantee obligations for any related party. There are no debt obligations of related parties for which we have responsibility but were not reported in our balance sheet.

     We pay Capricorn Management, G.P., an affiliate company of Capricorn Holdings, Inc., for administrative services, which included office space and parking in Connecticut for our Chief Executive Officer, reception, telephone, computer services and other normal office support relating to that space. Mr. Herbert S. Winokur, Jr., one of our directors, is the Chairman and Chief
Executive Officer of Capricorn Holdings, Inc., and the Managing Partner of Capricorn Holdings LLC, the general partner of Capricorn Investors II, L.P., a private investment partnership, and directly or indirectly controls approximately 31% of our outstanding common stock. In addition, our Chief Executive Officer, Mr. Gregory, is a non-salaried member of Capricorn Holdings LLC. Capricorn Investors II, L.P. controls approximately 20% of our common stock. Fees paid to Capricorn Management totaled $115,000, $85,000 and $75,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Commencing October 1, 2001, the fee increased to $28,750 quarterly due primarily to an upward adjustment in Capricorn Management's underlying lease for office space; this increase was reviewed and approved by the Audit Committee of our Board of Directors.

     Under the terms of an employment agreement in effect prior to 1999, we loaned our Chief Executive Officer $1.2 million in July 1999 to purchase 136,832 shares of common stock. During February 2000, after we completed the initial public offering of our Class A common stock, also pursuant to the terms of that employment agreement, we paid this executive officer a bonus equal to the principal and interest accrued under this note arrangement and recorded compensation expense of $1.3 million. The officer used the proceeds of this settlement, net of tax, to repay us approximately $665,000. In addition, on October 27, 2000, our board of directors agreed to provide a full recourse loan to this executive officer to facilitate the exercise of certain outstanding stock options. The amount of the loan was equal to the cost to exercise the options plus any personal tax burdens that resulted from the exercise. The maturity of these loans was July 31, 2003, and interest accrued at rates ranging from 6% to 7.8% per annum. As of June 30, 2002, these outstanding notes receivable totaled $3.4 million, including principal and accrued interest. Effective July 1, 2002, the notes were reviewed by our board and amended to extend the maturity dates to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the notes balances as of June 30, 2002, including previously accrued interest. As of December 31, 2002, the balance of the notes (principal and accrued interest) due from this officer under these loan arrangements was $3.5 million. These loans to this executive officer, which were made on a full recourse basis in prior periods to facilitate direct ownership of our common stock, are currently subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002.

     As previously agreed in 2001, we loaned an employee who is an executive officer and director $216,000 on April 15, 2002, under a full-recourse note arrangement which accrues interest at 6% per annum and matures on July 31, 2003. The funds were used to pay the exercise cost and personal tax burdens associated with stock options exercised during 2001. Effective July 1, 2002, the note was amended to extend the maturity date to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the note balance as of June 30, 2002, including previously accrued interest. As of December 31, 2002, the balance of the note (principal and interest) due from this officer under this loan arrangement was approximately $223,000. This loan to this executive officer, which was made on a full recourse basis in prior periods to facilitate direct ownership of our common stock, is currently subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002.

     During 1997, we loaned $1.5 million (at a rate of 10% per annum) to one of our directors who was also an affiliate of Capricorn Holdings, Inc. In March 1998, the related promissory note was amended to change the interest rate to 11% per annum. The principal was due on the date on which Capricorn Investors, L.P. distributed its holding of our common stock to its partners. During 1998, we acquired an option at a cost of $200,000 to purchase 173,050 shares of our common stock from the director at a price of $8.81 per share. At our option, the note could be repaid with shares of our common stock. The cost to acquire the option was recorded as treasury stock in the accompanying consolidated balance sheet. A note arrangement with a director, recorded as a $1.9 million current asset at December 31, 1999, was partially settled during February 2000, when we exercised an option to purchase 173,050 shares of our common stock from this director at a cost of $1.5 million. The remaining balance of the note was repaid during June 2000.

     During December 1999, we assumed the postretirement pension liability of a former affiliate, W.S. Tyler Incorporated ("Tyler"). In February 2000, we received $600,000 from Tyler as settlement of an agreement entered into between Tyler, Capricorn Investors L.P. and us, whereby we assumed responsibility for the retired employee health and life insurance obligations of Tyler. See Note 15, Pension and Other Postretirement Benefits.

INFLATION AND CHANGES IN PRICES

     The costs of materials (e.g., steel) for our products rise and fall with their value in the commodity markets. Generally, increases in raw materials and labor costs are passed on to our customers. However, current economic and political unrest in Venezuela has increased inflation and affected our operations in that country. Since revenues earned in Venezuela during 2002 represented less than 1% of our total revenues, our exposure to this increase in inflation was not significant.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations." This standard requires that any business combination initiated after June 30, 2001 be accounted for using the purchase method of accounting. This standard became effective on July 1, 2001. We adopted this standard on July 1, 2001, with no material effect on our financial condition or results of operations.

     The FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. This pronouncement requires that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated for impairment on an annual basis. Intangible assets with a defined term, such as patents, would continue to be amortized over the useful life of the asset. We adopted SFAS No. 142 on January 1, 2002, and continued to amortize certain net assets totaling $1.6 million at December 31, 2002, and recorded amortization and interest expense related to those assets of $840,000 for the year ended December 31, 2002. We ceased periodic amortization of goodwill on the date of adoption. Net goodwill at December 31, 2002 was $79.0 million. The pro forma impact of applying SFAS No. 142 to operating results for the years ended December 31, 2001 and 2000, would have been a reduction in amortization expense of $3.7 million and $1.6 million, respectively, resulting in net income of $9.0 million and $9.3 million, respectively. The pro forma increase in basic and diluted earnings per share would have been $.23 and $.23, respectively, for 2001, and $.11 and $.10, respectively, for 2000.

     In accordance with SFAS No. 142, we tested goodwill for impairment as of December 31, 2002. Based upon the testing performed, we determined that goodwill was not impaired as of December 31, 2002. Therefore, no impairment charge was recorded under SFAS No. 142 as of December 31, 2002. Goodwill will be tested for impairment annually on December 31.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets. In addition, the standard requires us to record a corresponding asset that will be depreciated over the life of the asset that gave rise to the liability. Subsequent to the initial measurement of this asset retirement obligation, we will be required to adjust the liability at the end of each period to reflect changes in estimated retirement cost and the passage of time. We are required to adopt this pronouncement on January 1, 2003. The provisions of this pronouncement will require us to record certain retirement obligations during the first quarter of 2003. We are currently determining the impact that this pronouncement will have on our financial condition and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and standardizes the accounting model to be used for asset dispositions and related implementation issues. This pronouncement became effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted this pronouncement on January 1, 2002, resulting in an immaterial impact on our financial condition or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement amends existing guidance on reporting gains and losses on extinguishment of debt, prohibiting the classification of the gain or loss as extraordinary. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback arrangements. The provisions of the Statement related to the rescission of Statement No. 4 will be applied for the fiscal year beginning after May 14, 2002, with early adoption encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early adoption encouraged. SFAS No. 145 has been adopted with respects to the revision of Statement No. 13 on May 15, 2002, and will be adopted on January 1, 2003, with respect to the amendment of SFAS No. 4. However, the adoption of SFAS No. 145 is not expected to have a material effect on our financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The provisions of this pronouncement will be applied to any exit or disposal activities on or after January 1, 2003. However, we do not expect this pronouncement to have a material effect on our financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation taken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. We do not expect this interpretation to have a material impact on our financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment to FASB Statement No. 123." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods to transition, on a volunteer-basis, to the fair value method of accounting for stock-based employee compensation. Additionally, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain disclosure modifications are required for fiscal years ending after December 15, 2002, if a transition to SFAS No. 123 is elected. We have not yet elected to transition to SFAS No. 123 as of December 31, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operations are conducted around the world in a number of different countries. Accordingly, our earnings are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Canada and the U.K. At NATCO Canada, most contracts are denominated in Canadian dollars, and most of the costs incurred are in Canadian dollars, thereby mitigating risks associated with currency fluctuations. At Axsia, which is our U.K.-based operation acquired in March 2001, many contracts are denominated in U.S. dollars, and occasionally in euros, whereas most of the costs may be in British pounds sterling. Consequently, we have some currency risk in our U.K. operations. Prior to the date of acquisition, Axsia had entered into certain forward contract arrangements whereby it sold U.S. dollars for future delivery at a specified strike price, in order to hedge exposure to currency fluctuations on contracts denominated in U.S. dollars. During the third and fourth quarters of 2001, we paid approximately $249,000 to terminate these forward contracts. No forward contracts or other derivative arrangements existed at December 31, 2002, and we do not currently intend to enter into new forward contracts or other derivative arrangements as part of our currency risk management strategy.

     Our financial instruments are subject to changes in interest rates, including our revolving credit and term loan facility, our working capital facility for export sales and our long-term facility secured by our Magnolia manufacturing plant. At December 31, 2002, we had $37.8 million outstanding under the term loan portion of the revolving credit and term loan facility. At December 31, 2002, outstanding borrowings under our revolving credit agreement totaled $9.0 million. Borrowings under our revolving credit agreement bear interest at floating rates. As of December 31, 2002, the weighted average interest rate of borrowings under the revolving credit and term loan facility was 4.26%. Borrowings outstanding under the export sales credit facility were $4.3 million at December 31, 2002, and bore interest at 4.25%. Borrowing under the long-term arrangement secured by our Magnolia manufacturing facility totaled $1.4 million at December 31, 2002, and accrued interest at 4.65%.

     Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. Assuming our current level of borrowings, as of December 31, 2002, a 100 basis point increase in interest rates under these borrowings would decrease our current year net income and cash flow from operations by approximately $364,000. This calculation assumes no action on our part to mitigate our exposure. Furthermore, this calculation does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     To follow are our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000, as applicable, along with the Independent Auditors' report:

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
NATCO Group Inc.:

     We have audited the accompanying consolidated balance sheets of NATCO Group Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NATCO Group Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," as required. As discussed in Note 14 to the Consolidated Financial Statements, the Company changed its method of accounting for postretirement benefits in January 2000.

KPMG LLP

Houston, Texas
February 19, 2003

                       NATCO GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2002            2001
                                                                ------------    ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................      $  1,689        $  3,093
  Trade accounts receivable, less allowance for doubtful
     accounts of $1,028 and $905 as of December 31, 2002 and
     2001, respectively.....................................        74,677          67,922
  Inventories...............................................        32,400          37,517
  Deferred income tax assets, net...........................         5,506           3,693
  Income tax receivable.....................................           299             993
  Prepaid expenses and other current assets.................         1,806           2,039
                                                                  --------        --------
     Total current assets...................................       116,377         115,257
Property, plant and equipment, net..........................        31,485          31,003
Goodwill....................................................        78,977          79,907
Deferred income tax assets, net.............................         2,984           4,378
Other assets, net...........................................         1,772           2,206
                                                                  --------        --------
     Total assets...........................................      $231,595        $232,751
                                                                  ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................      $  7,097        $  7,000
  Notes payable.............................................            --              --
  Accounts payable..........................................        36,074          30,440
  Accrued expenses and other................................        37,243          34,781
  Customer advances.........................................         1,354           5,925
                                                                  --------        --------
     Total current liabilities..............................        81,768          78,146
Long-term debt, excluding current installments..............        45,257          51,568
Postretirement and other long-term liabilities..............        12,718          14,107
                                                                  --------        --------
     Total liabilities......................................       139,743         143,821
                                                                  --------        --------
Stockholders' equity:
  Preferred stock $.01 par value. 5,000,000 shares
     authorized; no shares outstanding......................            --              --
  Class A Common stock, $.01 par value. Authorized
     45,000,000 shares; issued and outstanding 15,803,797
     and 15,469,078 shares as of December 31, 2002 and 2001,
     respectively...........................................           158             155
  Class B Common stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 334,719 shares as of
     December 31, 2001......................................            --               3
  Additional paid-in capital................................        97,223          97,223
  Accumulated earnings......................................         8,734           4,857
  Treasury stock, 795,692 shares at cost as of December 31,
     2002 and 2001..........................................        (7,182)         (7,182)
  Accumulated other comprehensive loss......................        (3,395)         (2,858)
  Note receivable from officer and stockholder..............        (3,686)         (3,268)
                                                                  --------        --------
     Total stockholders' equity.............................        91,852          88,930
                                                                  --------        --------
Commitments and contingencies
     Total liabilities and stockholders' equity.............      $231,595        $232,751
                                                                  ========        ========

          See accompanying notes to consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         FOR THE         FOR THE         FOR THE
                                                        YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           2002            2001            2000
                                                       ------------    ------------    ------------
Revenues...........................................      $289,539        $286,582        $224,552
Cost of goods sold.................................       219,354         210,512         162,757
                                                         --------        --------        --------
  Gross profit.....................................        70,185          76,070          61,795
Selling, general and administrative expense........        53,947          51,471          39,443
Depreciation and amortization expense..............         4,958           8,143           5,111
Closure and other..................................           548           1,600           1,528
Interest expense...................................         4,527           4,941           1,588
Interest cost on postretirement benefit
  liability........................................           471             888           1,287
Interest income....................................          (248)           (660)           (181)
Other expense, net.................................           400             429              13
                                                         --------        --------        --------
  Income from continuing operations before income
     taxes and change in accounting principle......         5,582           9,258          13,006
Income tax provision...............................         1,705           3,895           5,345
                                                         --------        --------        --------
Income before cumulative effect of change in
  accounting principle.............................         3,877           5,363           7,661
Cumulative effect of change in accounting principle
  (net of income taxes of $7)......................            --              --              10
                                                         --------        --------        --------
  Net income.......................................      $  3,877        $  5,363        $  7,671
                                                         ========        ========        ========
Earnings per share--basic:
Net income before cumulative effect of change in
  accounting principle.............................      $   0.25        $   0.34        $   0.52
Cumulative effect of change in accounting
  principle........................................             -               -               -
                                                         --------        --------        --------
  Net income.......................................      $   0.25        $   0.34        $   0.52
                                                         ========        ========        ========
Earnings per share--diluted:
Net income before cumulative effect of change in
  accounting principle.............................      $   0.24        $   0.34        $   0.51
Cumulative effect of change in accounting
  principle........................................             -               -               -
                                                         --------        --------        --------
  Net income.......................................      $   0.24        $   0.34        $   0.51
                                                         ========        ========        ========
Basic weighted average number of shares of common
  stock outstanding................................        15,804          15,722          14,653
Diluted weighted average number of shares of common
  stock outstanding................................        15,920          15,966          15,158

          See accompanying notes to consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                            COMMON             COMMON
                                             STOCK             STOCK                                             ACCUMULATED
                                            SHARES             CLASS      ADDITIONAL   ACCUMULATED                  OTHER
                                     ---------------------   ----------    PAID-IN      EARNINGS/    TREASURY   COMPREHENSIVE
                                         A           B        A      B     CAPITAL      (DEFICIT)     STOCK         LOSS
                                     ----------   --------   ----   ---   ----------   -----------   --------   -------------
Balances at December 31, 1999......   8,787,520    825,836   $ 88   $ 8    $43,273       $(8,177)    $(4,550)      $  (886)
Issue common stock in connection
  with initial public offering.....   5,532,904   (354,097)    55    (3)    46,632            --          --            --
Conversion of Class B shares to
  Class A shares...................     190,010   (190,010)     2    (2)        --            --          --            --
Issue common stock for
  acquisition......................          --    418,145     --     4      4,073            --          --            --
Issue treasury shares as partial
  settlement of a note from
  director.........................    (173,050)        --     (2)   --         --            --      (1,523)           --
Treasury shares reacquired.........     (34,000)        --     --    --         --            --        (243)           --
Issue stock subscription note
  receivable.......................          --         --     --    --      1,260            --          --            --
Interest on stock subscription note
  receivable.......................          --         --     --    --         --            --          --            --
Receipt for stock subscribed.......          --         --     --    --         --            --          --            --
Issuances related to benefit
  plans............................     673,970         --      7    --      1,363            --          --            --
Comprehensive income
  Income before cumulative effect
    of change in accounting
    principle......................          --         --     --    --         --         7,661          --            --
  Cumulative effect of change in
    accounting principle...........          --         --     --    --         --            10          --            --
  Foreign currency translation
    adjustment.....................          --         --     --    --         --            --          --          (978)
Total comprehensive income.........          --         --     --    --         --            --          --            --
                                     ----------   --------   ----   ---    -------       -------     -------       -------
Balances at December 31, 2000......  14,977,354    699,874   $150   $ 7    $96,601       $  (506)    $(6,316)      $(1,864)
Conversion of Class B shares to
  Class A shares...................     373,675   (373,675)     4    (4)        --            --          --            --
Issue common stock for
  acquisition......................          --      8,520     --    --         85            --          --            --
Treasury shares reacquired.........    (118,454)        --     (1)   --         --            --        (866)           --
Issue note receivable to
  stockholder......................          --         --     --    --         --            --          --            --
Interest on stock subscription note
  receivable.......................          --         --     --    --         --            --          --            --
Issuances related to benefit
  plans............................     236,503         --      2    --        537            --          --            --
Comprehensive income
  Net income.......................          --         --     --    --         --         5,363          --            --
  Foreign currency translation
    adjustment.....................          --         --     --    --         --            --          --          (994)
Total comprehensive income.........          --         --     --    --         --            --          --            --
                                     ----------   --------   ----   ---    -------       -------     -------       -------
Balances at December 31, 2001......  15,469,078    334,719   $155   $ 3    $97,223       $ 4,857     $(7,182)      $(2,858)
Conversion of Class B shares to
  Class A shares...................     334,719   (334,719)     3    (3)        --            --          --            --
Issue note receivable to
  stockholder......................          --         --     --    --         --            --          --            --
Interest on stock subscription note
  receivable.......................          --         --     --    --         --            --          --            --
Comprehensive income
  Net income.......................          --         --     --    --         --         3,877          --            --
  Foreign currency translation
    adjustment.....................          --         --     --    --         --            --          --          (537)
Total comprehensive income.........          --         --     --    --         --            --          --            --
                                     ----------   --------   ----   ---    -------       -------     -------       -------
Balances at December 31, 2002......  15,803,797         --   $158   $--    $97,223       $ 8,734     $(7,182)      $(3,395)
                                     ==========   ========   ====   ===    =======       =======     =======       =======


                                        NOTE
                                     RECEIVABLE        TOTAL
                                        FROM       STOCKHOLDERS'
                                     STOCKHOLDER      EQUITY
                                     -----------   -------------
Balances at December 31, 1999......    $(1,242)       $28,514
Issue common stock in connection
  with initial public offering.....         --         46,684
Conversion of Class B shares to
  Class A shares...................         --             --
Issue common stock for
  acquisition......................         --          4,077
Issue treasury shares as partial
  settlement of a note from
  director.........................         --         (1,525)
Treasury shares reacquired.........         --           (243)
Issue stock subscription note
  receivable.......................     (1,260)            --
Interest on stock subscription note
  receivable.......................        (56)           (56)
Receipt for stock subscribed.......        665            665
Issuances related to benefit
  plans............................         --          1,370
Comprehensive income
  Income before cumulative effect
    of change in accounting
    principle......................         --          7,661
  Cumulative effect of change in
    accounting principle...........         --             10
  Foreign currency translation
    adjustment.....................         --           (978)
                                                      -------
Total comprehensive income.........         --          6,693
                                       -------        -------
Balances at December 31, 2000......    $(1,893)       $86,179
Conversion of Class B shares to
  Class A shares...................         --             --
Issue common stock for
  acquisition......................         --             85
Treasury shares reacquired.........         --           (867)
Issue note receivable to
  stockholder......................     (1,178)        (1,178)
Interest on stock subscription note
  receivable.......................       (197)          (197)
Issuances related to benefit
  plans............................         --            539
Comprehensive income
  Net income.......................         --          5,363
  Foreign currency translation
    adjustment.....................         --           (994)
                                                      -------
Total comprehensive income.........         --          4,369
                                       -------        -------
Balances at December 31, 2001......    $(3,268)       $88,930
Conversion of Class B shares to
  Class A shares...................         --             --
Issue note receivable to
  stockholder......................       (216)          (216)
Interest on stock subscription note
  receivable.......................       (202)          (202)
Comprehensive income
  Net income.......................         --          3,877
  Foreign currency translation
    adjustment.....................         --           (537)
                                                      -------
Total comprehensive income.........         --          3,340
                                       -------        -------
Balances at December 31, 2002......    $(3,686)       $91,852
                                       =======        =======

          See accompanying notes to consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                          DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                              2002                 2001                 2000
                                                       ------------------   ------------------   ------------------
Cash flows from operating activities:
  Net income.........................................       $  3,877             $  5,363             $  7,671
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Deferred income tax provision....................            605                 (733)               1,611
    Depreciation and amortization expense............          4,958                8,143                5,111
    Non-cash interest income.........................           (202)                (197)                 (85)
    Interest cost on postretirement benefit
      liability......................................            471                  888                1,287
    Loss (gain) on sale of property, plant and
      equipment......................................            124                 (141)                (110)
    Cumulative effect of change in accounting
      principle......................................             --                   --                  (10)
    Change in assets and liabilities:
      (Increase) decrease in trade accounts
        receivable...................................         (4,904)              19,908              (14,230)
      (Increase) decrease in inventories.............          5,305               (8,004)              (6,647)
      (Increase) decrease in prepaid and other
        current assets...............................            613                  141                 (482)
      Increase (decrease) in other income taxes......            720                 (826)                 633
      (Increase) decrease in long-term assets........           (408)              (1,935)                 418
      Increase (decrease) in accounts payable........          3,297               (1,818)               4,221
      Decrease in accrued expenses and other.........           (122)              (6,325)                (819)
      Increase (decrease) in customer advances.......         (4,594)               4,804               (4,819)
                                                            --------             --------             --------
        Net cash provided by (used in) operating
          activities.................................          9,740               19,268               (6,250)
                                                            --------             --------             --------
Cash flows from investing activities:
  Capital expenditures for property, plant and
    equipment........................................         (5,255)             (10,023)              (8,137)
  Proceeds from sales of property, plant and
    equipment........................................             84                  268                  575
  Acquisitions, net of working capital acquired......           (197)             (48,285)             (17,126)
  Issuance of related party note receivable..........           (216)              (1,178)                  --
  Repayment of related party note receivable.........             --                   --                1,059
  Proceeds from claim settlement.....................             --                1,500                   --
                                                            --------             --------             --------
        Net cash used in investing activities........         (5,584)             (57,718)             (23,629)
                                                            --------             --------             --------
Cash flows from financing activities:
  Change in bank overdrafts..........................          1,917                   26                2,864
  Net borrowing (repayments) under long-term
    revolving credit facilities......................           (668)                (747)               8,932
  Repayment of short-term notes payable..............             --               (1,001)                  --
  Borrowings of long-term debt.......................          1,460               50,000                   --
  Repayment of long-term debt........................         (7,073)              (5,250)             (27,858)
  Issuance of common stock, net......................             --                    1               46,894
  Net payments on postretirement benefit liability...         (1,909)              (1,787)              (1,772)
  Receipt as partial payment of the net present value
    of postretirement benefit liability of
    affiliate........................................             --                   --                  600
  Receipt of postretirement benefit cost
    reimbursement from predecessor company...........             79                   79                   --
  Treasury stock reacquired..........................             --                 (867)                (243)
  Other, principally bank and IPO fees...............            753                  659                  285
                                                            --------             --------             --------
        Net cash provided by (used in) financing
          activities.................................         (5,441)              41,113               29,702
                                                            --------             --------             --------
Effect of exchange rate changes on cash and cash
  equivalents........................................           (119)                (601)                (539)
                                                            --------             --------             --------
Increase (decrease) in cash and cash equivalents.....         (1,404)               2,062                 (716)
Cash and cash equivalents at beginning of period.....          3,093                1,031                1,747
                                                            --------             --------             --------
Cash and cash equivalents at end of period...........       $  1,689             $  3,093             $  1,031
                                                            ========             ========             ========
Cash payments for:
  Interest...........................................       $  2,543             $  3,977             $  1,061
  Income taxes.......................................       $  2,263             $  1,791             $  1,903
Significant non-cash investing and financing
  activities:
  Issuance of common stock for acquisition...........       $     --             $     85             $  4,077
  Debt assumed in acquisition........................       $     --             $     --             $  2,862
  Partial settlement of note arrangement with
    treasury shares..................................       $     --             $     --             $  1,525
  Promissory note issued for business acquisition....       $     --             $     --             $  1,026
  Related party note receivable issued for stock
    subscribed.......................................       $     --             $     --             $  1,260

          See accompanying notes to consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

     NATCO Group Inc. was formed in June 1988 by Capricorn Investors, L.P., which led a group of investors who provided capital for the Company to acquire several businesses from Combustion Engineering, Inc. ("C-E"). In June 1989, the Company acquired from C-E all of the outstanding common stock of National Tank Company and certain other businesses that were subsequently divested or distributed to shareholders.

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

     The accompanying consolidated financial statements and all related disclosures include the results of operations of the Company and its wholly-owned subsidiaries for the years ended December 31, 2002, 2001 and 2000. Furthermore, certain reclassifications have been made to fiscal 2001 and fiscal 2000 amounts in order to present these results on a comparable basis with amounts for fiscal 2002.

     References to "NATCO" and "the Company" are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

     Concentration of Credit Risk. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. For the year ended December 31, 2002, one customer, ExxonMobil Corporation and affiliates, through its general contractor, Hyundai Heavy Industries, Co., provided 10% of the Company's consolidated revenues. No customer provided more than 10% of consolidated revenues for the year ended December 31, 2001. During fiscal 2000, Carigali-Triton Operating Company, SDN BHD ("CTOC") through its general contractor, Samsung, provided revenues of $45.9 million or approximately 20% of total revenues, pursuant to a large project awarded in July 1999. No other customer provided more than 10% of revenues for the year ended December 31, 2000. See Note 21, Industry Segments and Geographic Information.

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

     Goodwill. Prior to the adoption on January 1, 2002, of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill was being amortized on a straight-line basis over periods of 20 to 40 years. In accordance with SFAS No. 142, the Company ceased amortization of goodwill and began to evaluate goodwill on an impairment basis. Based on this testing, the Company's management believes that no impairment of goodwill exists at December 31, 2002. See Note 23, Goodwill Impairment Testing. Amortization expense for the years ended December 31, 2001 and 2000 was $3.7 million and $1.6 million, respectively. Accumulated amortization at December 31, 2002 and 2001 was $6.4 million.

     Other Assets, Net. Other assets include prepaid pension assets, patents, long-term deposits, deferred financing costs and covenants not to compete. Deferred financing costs and covenants not to compete are being amortized over the term of the related agreements. Amortization and interest expense was $840,000, $932,000 and $554,000, for the years ended December 31, 2002, 2001 and
2000, respectively.

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

     Revenue Recognition. Revenues from significant contracts (NATCO contracts greater than $250,000 and longer than four months in duration and certain TEST contracts and orders) are recognized on the percentage of completion method. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the year in which the changes become known. Earned revenue reflects the original contract price adjusted for agreed claims and change order revenues, if any. Losses expected to be incurred on jobs in progress, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Customers typically retain an interest in uncompleted projects. Other revenues and related costs are recognized when products are shipped or services are rendered to the customer.

     Stock-Based Compensation. SFAS No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. In December 2002, SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment to FASB Statement No. 123" was issued and provides alternative methods to transition to the fair value method of accounting for stock based compensation, on a volunteer basis, and requires additional disclosures at both annual and interim periods. The Company has elected to continue to apply the provision of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     The Company's pro forma net earnings and earnings per share for the years ended December 31, 2002, 2001 and 2000 as per SFAS No. 123 were as follows:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Net income -- as reported...........................     $3,877         $5,363         $7,671
    Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects........       (998)          (791)          (565)
                                                             ------         ------         ------
    Pro forma net income................................     $2,879         $4,572         $7,106
                                                             ======         ======         ======
    Earnings per share:
      Basic -- as reported..............................     $ 0.25         $ 0.34         $ 0.52
      Basic -- pro forma................................     $ 0.18         $ 0.29         $ 0.48
      Diluted -- as reported............................     $ 0.24         $ 0.34         $ 0.51
      Diluted -- pro forma..............................     $ 0.18         $ 0.29         $ 0.47

     Research and Development. Research and development costs are charged to operations in the year incurred. The cost of equipment used in research and development activities, which has alternative uses, is capitalized as equipment and not treated as an expense of the period. Such equipment is depreciated over estimated lives of 5 to 10 years. Research and development expenses totaled $2.0 million, $2.1 million and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Warranty Costs. Estimated future warranty obligations related to products are charged to cost of goods sold in the period in which the related revenue is recognized. Additionally, the Company provides some of its customers with letters of credit covering potential warranty claims. At December 31, 2002 and 2001, the Company had $6.0 million and $5.4 million, respectively, in outstanding letters of credit related to warranties.

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

     Derivative Arrangements. Assets and liabilities associated with and underlying derivative arrangements which do not qualify for hedge value accounting are recorded at fair market value as of the balance sheet date with any changes in fair value charged to income in the current period, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities." The Company recorded a charge of $249,000 to exit certain derivative arrangements that were acquired with the purchase of Axsia in March 2001. The Company had no derivative financial instruments as of December 31, 2002, 2001 or 2000.

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

     Earnings per Common Share. Basic earnings per share excludes the dilutive effect of common stock equivalents. The diluted earnings per common and potential common share are computed by dividing net income by the weighted average number of common and potential common shares outstanding. For the purposes of this calculation, outstanding employee stock options are considered potential common shares. In conformity with Securities and Exchange Commission requirements, common stock, options and warrants, or other potentially dilutive instruments are reflected in earnings per share calculations for all periods presented. Anti-dilutive stock options were excluded from the calculation of potential common shares. The impact of these anti-dilutive shares would have been a reduction of 314,000 shares, 145,000 shares and 36,000 shares for the years ended December 31, 2002, 2001 and 2000, respectively.

     The following table presents earnings per common share amounts computed using SFAS No. 128:

                                                                   NET                PER SHARE
                           PERIOD ENDED                           INCOME    SHARES     AMOUNTS
                           ------------                           ------    ------    ---------
                                                                      (IN THOUSANDS, EXCEPT
                                                                       PER SHARE AMOUNTS)
    Year ended December 31, 2000
    Basic EPS.................................................    $7,671    14,653     $ 0.52
    Effect of dilutive securities:
    Options...................................................        --       505      (0.01)
                                                                  ------    ------     ------
    Diluted EPS...............................................    $7,671    15,158     $ 0.51
                                                                  ======    ======     ======
    Year ended December 31, 2001
    Basic EPS.................................................    $5,363    15,722     $ 0.34
    Effect of dilutive securities:
    Options...................................................        --       244         --
                                                                  ------    ------     ------
    Diluted EPS...............................................    $5,363    15,966     $ 0.34
                                                                  ======    ======     ======
    Year ended December 31, 2002
    Basic EPS.................................................    $3,877    15,804     $ 0.25
    Effect of dilutive securities:
    Options...................................................        --       116      (0.01)
                                                                  ------    ------     ------
    Diluted EPS...............................................    $3,877    15,920     $ 0.24
                                                                  ======    ======     ======

(3) CAPITAL STOCK

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

     On November 18, 1998, the Company's charter was amended to divide its common stock into two classes: Class A common stock (45,000,000 shares) and Class B common stock (5,000,000 shares). The two classes of common stock have the same relative rights and preferences except the holders of the Class B common stock have the right, voting separately as a class, to elect one member of the Company's board of directors. Class B shares may be converted by the holder to Class A shares at any time, and automatically converted to Class A shares on January 1, 2002.

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

     In October 2000, the Company's board of directors approved a stock repurchase plan under which up to 750,000 shares of the Company's Class A common stock could be acquired. During fiscal 2001, the Company reacquired approximately 118,000 shares of its Class A common stock under this repurchase agreement for $867,000, an average cost of $7.32 per share. During 2000, the Company reacquired 34,000 shares of its Class A common stock under this repurchase plan for $243,000, an average cost of $7.16 per share. The cost to reacquire these shares was recorded as treasury stock at December 31, 2002 and 2001, respectively.

     In February 2001 and June 2000, the Company issued 8,520 Class B shares and 418,145 Class B shares, respectively, to the former shareholders of Cynara, in connection with the achievement of certain performance criteria defined in the November 1998 purchase agreement. Goodwill was increased $85,000 in 2001 and $4.1 million in 2000, as a result of these transactions.

(4) ACQUISITIONS

     In November 1998, the Company completed the acquisition of Cynara from a group of private investors for $5.3 million in cash, the assumption of $10.1 million in Cynara bank debt, and the issuance of 500,000 shares of NATCO Class B common stock valued at $5.3 million. The purchase agreement also stipulated that NATCO may be required to issue up to an additional 1,400,000 shares of Class B common stock to Cynara's former shareholders based on certain performance criteria defined in the purchase agreement. The Company issued 418,145 Class B shares and 8,520 Class B shares in June 2000 and February 2001, respectively, as per this agreement, which resulted in an increase in goodwill. See Note 3, Capital Stock. The funds used for the acquisition of Cynara were provided by $5.3 million of equity and proceeds of borrowings from a senior credit facility provided by a syndicate of major international banks. The acquisition was accounted for as a purchase and the results of Cynara have been included in the consolidated financial statements since the date of acquisition. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company ceased amortizing goodwill associated with the Cynara acquisition on January 1, 2002. Goodwill and accumulated amortization was $17.6 million and $2.3 million, respectively, at December 31, 2002.

     The Company acquired all the outstanding common stock of Porta-Test on January 24, 2000, for approximately $6.3 million in cash, net of cash acquired, which included payment of specific accrued liabilities of the former company and the purchase of certain proprietary intellectual property of an associated U.S. company, the issuance of a one-year promissory note for $1.0 million denominated in Canadian dollars and a payment contingent upon certain operating criteria being met. See Note 18, Commitments and Contingencies. This acquisition has been accounted for using the purchase method of accounting, and results of operations for Porta-Test have been included in NATCO's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was being amortized over a twenty-year period prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Goodwill and accumulated amortization related to the Porta-Test acquisition were $5.4 million and $532,000, respectively, at December 31, 2002.

     The Company acquired all the outstanding common stock of MPE on February 8, 2000, for approximately $2.4 million in cash, net of cash acquired, and the issuance of a one-year promissory note for $338,000, which accrued interest at 10% per annum. This acquisition has been accounted for using the purchase method of accounting, and results of operations for MPE have been included in NATCO's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was being amortized over a twenty-year period prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Goodwill and accumulated amortization related to the MPE acquisition were $3.4 million and $338,000, respectively, at December 31, 2002.

     The Company acquired all the outstanding common stock of ESI on April 4, 2000 for approximately $7.1 million, net of cash and cash equivalents acquired, subject to adjustment. This acquisition, which was financed with borrowings of $7.1 million under the existing revolving credit facility and borrowings of $2.6 million under the existing export sales facility, was accounted for using the purchase method of accounting, and results of operations for ESI have been included in NATCO's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was being amortized over a twenty-year period prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Goodwill and accumulated amortization related to the ESI acquisition were $6.0 million and $510,000, respectively, at December 31, 2002.

     On March 19, 2001, the Company acquired all the outstanding share capital of Axsia, for approximately $42.8 million, net of cash acquired. Axsia specializes in the design and supply of water re-injection systems for oil and gas fields, oily water treatment, oil separation, hydro-cyclone technology, hydrogen production and other process equipment systems. This acquisition was financed with borrowings under NATCO's term loan facility and was accounted for using the purchase method of accounting. Results of operations for Axsia have been included in NATCO's consolidated financial statements since the date of acquisition. The purchase price of $45.0 million was allocated as follows: $2.2 million of cash acquired, $38.4 million of current assets excluding cash, $2.0 million of long-term assets excluding goodwill and $46.0 million of current liabilities. The excess of the purchase price over the fair value of the net assets acquired was being amortized over a twenty-year period, prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Goodwill and accumulated amortization expense related to the Axsia acquisition were $47.4 million and $1.9 million, respectively, at December 31, 2002.

     Assuming the Axsia acquisition occurred on January 1 of the respective year, the unaudited pro forma results of the Company for the twelve months ended December 31, 2001, and 2000, respectively, would have been as follows:

                                                                        PRO FORMA RESULTS
                                                                       TWELVE MONTHS ENDED
                                                              -------------------------------------
                                                              DECEMBER 31, 2001   DECEMBER 31, 2000
                                                              -----------------   -----------------
                                                                 (UNAUDITED)         (UNAUDITED)
                                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                                            AMOUNTS)
    Revenues................................................      $301,529            $287,403
    Income before income taxes and cumulative effect of
      change in accounting principle........................      $  6,540            $ 13,232
    Net income..............................................      $  3,428            $  6,794
    Net income per share:
      Basic.................................................      $   0.22            $   0.46
      Diluted...............................................      $   0.21            $   0.45

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

(5) CLOSURE AND OTHER

     As of November 4, 2002, the Company's management committed to a plan to close a manufacturing and engineering facility in Edmonton, Alberta, Canada. This plan includes the involuntary termination of 27 employees including plant workers and administrative staff, the relocation of equipment and certain personnel to other facilities and costs related to modifying certain operating lease arrangements. The Company began implementing this plan in November 2002, and incurred approximately $548,000 of costs under this plan, including severance related costs of $123,000, asset impairment charges of $121,000, and other costs totaling $304,000, primarily related to lease obligations. At December 31, 2002, the Company's remaining accrued liability related to this restructuring was $304,000, and additional relocation and shop moving costs which will be expensed as incurred are expected through the second quarter of 2003.

     In June 2001, the Company recorded a charge of $1.6 million that consisted of $920,000 pursuant to an approved plan to close and merge an existing NATCO office into the operations of Axsia, as well as other streamlining actions associated with the acquisition. This charge included costs for severance, office consolidation and other expenses. Also, the Company withdrew a public debt offering and recorded a charge of $680,000 for costs incurred related to the proposed offering.

     Pursuant to an employment agreement, an executive officer was entitled to a bonus upon the occurrence of any sale or public offering of the Company. The bonus equaled one and one-half percent (1.5%) of the value of all securities owned by stockholders of the Company prior to the sale or offering, including common stock valued at the price per share received in either the sale or public offering, and any debt held by such stockholders. In July 1999, the Company amended the employment agreement to eliminate the bonus and agreed to loan the officer $1.2 million to purchase 136,832 shares of common stock. Per the agreement, the officer would receive a bonus equal to the outstanding principal and interest of the note upon the sale or public offering of the Company. During February 2000, after the Company completed an initial public offering of its Class A common stock, NATCO recorded expense of $1.3 million in settlement of its obligation under this agreement. The officer used the proceeds, net of tax, to repay the Company approximately $665,000. See Note 17, Related Parties.

     During the first quarter of 2000, NATCO incurred relocation charges of approximately $208,000 associated with the consolidation of an existing Company facility with a facility that was acquired in connection with the acquisition of Porta-Test.

(6) INVENTORIES

     Inventories consisted of the following amounts:

                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2002           2001
                                                                  ------------   ------------
                                                                        (IN THOUSANDS)
    Finished goods..............................................    $13,088        $ 9,902
    Work-in-process.............................................      6,486         13,441
    Raw materials and supplies..................................     14,362         15,242
                                                                    -------        -------
      Inventories at FIFO.......................................     33,936         38,585
    Excess of FIFO over LIFO cost...............................     (1,536)        (1,068)
                                                                    -------        -------
                                                                    $32,400        $37,517
                                                                    =======        =======

     At December 31, 2002 and 2001, inventories valued using the LIFO method and included above amounted to $26.3 million and $29.5 million, respectively. Reductions in LIFO layers resulted in a $59,000 decrease in net income for the year ended December 31, 2002. There were no reductions in LIFO layers for the years ended December 31, 2001 and 2000.

(7) COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Cost and estimated earnings on uncompleted contracts were as follows:

                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2002           2001
                                                                  ------------   ------------
                                                                        (IN THOUSANDS)
    Cost incurred on uncompleted contracts......................    $87,586        $131,702
    Estimated earnings..........................................     19,656          51,343
                                                                    -------        --------
                                                                    107,242         183,045
    Less billings to date.......................................     87,187         169,925
                                                                    -------        --------
                                                                    $20,055        $ 13,120
                                                                    =======        ========
    Included in accompanying balance sheets under the following captions:
      Trade accounts receivable.................................    $20,262        $ 17,497
      Customer advances.........................................       (207)         (4,377)
                                                                    -------        --------
                                                                    $20,055        $ 13,120
                                                                    =======        ========

(8) PROPERTY, PLANT AND EQUIPMENT, NET

     The components of property, plant and equipment, were as follows:

                                                          ESTIMATED
                                                            USEFUL        DECEMBER 31,   DECEMBER 31,
                                                        LIVES (YEARS)         2002           2001
                                                       ----------------   ------------   ------------
                                                                                (IN THOUSANDS)
    Land and improvements............................            --         $  2,041       $  1,977
    Buildings and improvements.......................      20 to 40           14,019         14,396
    Machinery and equipment..........................       3 to 12           30,181         27,120
    Office furniture and equipment...................       3 to 12            6,958          5,270
    Less accumulated depreciation....................                        (21,714)       (17,760)
                                                                            --------       --------
                                                                            $ 31,485       $ 31,003
                                                                            ========       ========

     Depreciation expense was $4.9 million, $4.1 million and $3.1 million, respectively, for the years ended December 31, 2002, 2001 and 2000. The Company leases certain machinery and equipment to its customers, generally for periods of one month to one year. The cost of leased machinery and equipment was $5.0 million and $5.3 million, and the related accumulated depreciation was $3.3 million and $3.5 million, at December 31, 2002 and 2001, respectively. Lease and rental income of $1.3 million, $1.2 million and $581,000 for the years ended December 31, 2002, 2001 and 2000, respectively, was included in revenues.

(9) ACCRUED EXPENSES AND OTHER

     Accrued expense and other consisted of the following:

                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2002           2001
                                                                  ------------   ------------
                                                                        (IN THOUSANDS)
    Accrued compensation and benefits...........................    $ 7,756        $ 8,674
    Accrued insurance reserves..................................      1,201          1,731
    Accrued warranty and product costs..........................      3,021          3,053
    Accrued project costs.......................................     17,095         11,896
    Taxes.......................................................      3,139          3,817
    Other.......................................................      5,031          5,610
                                                                    -------        -------
      Totals....................................................    $37,243        $34,781
                                                                    =======        =======

(10) SHORT-TERM DEBT

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

(11) LONG-TERM DEBT

     The consolidated borrowings of the Company were as follows:

                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2002           2001
                                                                  ------------   ------------
                                                                        (IN THOUSANDS)
    BANK DEBT
    Term loan with variable interest rate (4.21% and 4.25% at
      December 31, 2002 and 2001, respectively) and quarterly
      payments of principal ($1,750) and interest, due March 16,
      2006......................................................    $37,750        $44,750
    Revolving credit bank loans with variable interest rate
      (4.43% and 4.52% at December 31, 2002 and 2001,
      respectively) quarterly payment of interest, due March 15,
      2004......................................................      8,967         12,768
    Promissory note with variable interest rate (4.65% at
      December 31, 2002) and quarterly payments of principal
      ($24) and interest, due February 8, 2007..................      1,387             --
    Revolving credit bank loans (Export Sales Facility) with
      variable interest rate (4.25% and 4.75% at December 31,
      2002 and 2001, respectively) and monthly interest
      payments, due July 23, 2004...............................      4,250          1,050
                                                                    -------        -------
         Total..................................................     52,354         58,568
         Less current installments..............................     (7,097)        (7,000)
                                                                    -------        -------
         Long-term debt.........................................    $45,257        $51,568
                                                                    =======        =======

     The aggregate future maturities of long-term debt for the next five years ended December 31 are as follows: 2003--$7.1 million; 2004--$20.3 million; 2005--$7.1 million; 2006--$16.8 million; and 2007--$1.0 million.

     On March 16, 2001, the Company entered into a credit facility that consisted of a $50.0 million term loan, a $35.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $5.0 million U.K. revolving facility. The term loan matures on March 15, 2006, and each of the revolving facilities matures on March 15, 2004. In October 2001, the Company amended this revolving credit agreement to reduce the borrowing capacity in the U.S. from $35.0 million to $30.0 million, and to increase its borrowing capacity in the U.K. from $5.0 million to $10.0 million. No other material modifications were made to the agreement at that time.

     Amounts borrowed under the term loan bear interest at a rate of 4.21% per annum as of December 31, 2002. Amounts borrowed under the revolving portion of the facility bear interest as follows:

     - until April 1, 2002, at a rate equal to, at the Company's election, either (1) the London Interbank Offered Rate ("LIBOR") plus 2.25% or (2) a base rate plus 0.75%; and

     - on and after April 1, 2002, at a rate based upon the ratio of funded debt to EBITDA, as defined in the credit facility ("EBITDA"), and ranging from, at the Company's election, (1) a high of LIBOR plus 2.50% to a low of LIBOR plus 1.75% or, (2) a high of a base rate plus 1.0% to a low of a base rate plus 0.25%.

     NATCO paid commitment fees of 0.50% per year until April 1, 2002, and will pay 0.30% to 0.50% per year following 2002, depending upon the ratio of funded debt to EBITDA, on and after April 1, 2002, in each case on the undrawn portion of the facility.

     In July 2002, our lenders approved the amendment of various provisions of the term loan and revolving credit facility agreement, effective April 1, 2002. This amendment allowed for future capital investment in our CO(2) gas-processing facility at Sacroc in west Texas, and revised certain debt covenants, modified certain defined terms, increased the aggregate amount of operating lease expense allowed during a fiscal year and permitted an increase in borrowings under the export sales credit facility, without further consent, up to a maximum of $20.0 million. These modifications will result in higher commitment fee percentages and interest rates if the funded debt to EBITDA ratio exceeds 3 to 1.

     The revolving credit and term loan facility is guaranteed by all of the Company's domestic subsidiaries and is secured by a first priority lien on all inventory, accounts receivable and other material tangible and intangible assets. In addition, the Company has pledged 65% of the voting stock of its active foreign subsidiaries. The revolving credit and term loan facility contains restrictive covenants which, among other things, limit the amount of funded debt to EBITDA, imposes a minimum fixed charge coverage ratio, a minimum asset coverage ratio and a minimum net worth requirement. As of December 31, 2002, the Company was in compliance with all restrictive debt covenants. NATCO had letters of credit outstanding under the revolving credit facilities totaling $17.4 million at December 31, 2002. These letters of credit constitute contract performance and warranty collateral and expire at various dates through September 2005.

     Borrowings of $50.0 million under the term loan facility were used primarily for the acquisition of Axsia. The remaining borrowings, along with additional borrowings under the revolving credit facility, were used to repay $16.5 million outstanding under a predecessor revolving credit and term loan facility.

     The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which borrowings of $4.3 million were outstanding at December 31, 2002. Letters of credit outstanding under the export sales credit facility as of December 31, 2002 totaled $720,000. The export sales credit facility loans are secured by specific project inventory and receivables, are partially guaranteed by the EXIM Bank and mature in July 2004.

     The Company had unsecured letters of credit totaling $432,000 at December 31, 2002.

     The Company borrowed $1.5 million under a long-term promissory note arrangement on February 6, 2002. This note accrues interest at the 90-day LIBOR plus 3.25% per annum, and requires quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002. This promissory note is collateralized by a manufacturing facility in Magnolia, Texas that the Company purchased in the fourth quarter of 2001.

     Dividend Restrictions. With respect to its credit facilities, NATCO has agreed that it will not make any distributions of any property or cash to the Company or its stockholders' in excess of 50% of net income less excess cash flow beginning in 2001. No dividends were declared or paid during the years ended December 31, 2002, 2001 and 2000.

(12) INCOME TAXES

     Income tax expense (benefit) consisted of the following components:

                                                              YEAR           YEAR           YEAR
                                                             ENDED          ENDED          ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
    Current:
      Federal...........................................     $ (942)        $ (240)        $2,569
      State.............................................        168            190            206
      Foreign...........................................      1,874          4,678            959
                                                             ------         ------         ------
                                                              1,100          4,628          3,734
                                                             ------         ------         ------
    Deferred:
      Federal...........................................        678           (524)         1,279
      State.............................................        206             (9)           167
      Foreign...........................................       (279)          (200)           165
                                                             ------         ------         ------
                                                                605           (733)         1,611
                                                             ------         ------         ------
                                                             $1,705         $3,895         $5,345
                                                             ======         ======         ======

     Temporary differences related to the following items that give rise to deferred tax assets and liabilities were as follows:

                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2002           2001
                                                                  ------------   ------------
                                                                        (IN THOUSANDS)
    Deferred tax assets:
      Postretirement benefit liability..........................    $ 4,642        $ 5,138
      Accrued liabilities.......................................      2,748          3,043
      Net operating loss carry forward..........................      3,011          1,851
      Accounts receivable.......................................        332            298
      Fixed assets and intangibles..............................        152            234
      Foreign tax credit carry forward..........................      1,237            699
      R&D tax credit carry forward..............................         80             65
                                                                    -------        -------
         Deferred tax assets....................................     12,202         11,328
      Valuation allowance.......................................        258          1,281
                                                                    -------        -------
         Net deferred tax assets................................    $11,944        $10,047
                                                                    -------        -------
    Deferred tax liabilities:
      Inventory.................................................        889            732
      Fixed assets and intangibles..............................      2,565          1,244
                                                                    -------        -------
         Total deferred tax liabilities.........................      3,454          1,976
                                                                    -------        -------
         Net deferred tax assets................................    $ 8,490        $ 8,071
                                                                    =======        =======

     At December 31, 2002 and 2001, the Company recorded a valuation allowance of $258,000 and $1.3 million, related to certain deferred tax assets acquired with the purchase of Axsia in March 2001. The Company had net operating loss carry-forwards for federal income tax purposes of $7.6 million as of December 31, 2002, that were available to offset future federal income tax through 2022.

     Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 34% to income from continuing operations before income taxes as a result of the following:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
    Income tax expense computed at statutory rate.......     $1,898         $3,148         $4,422
    State income tax expense net of federal income tax
      effect............................................        247            116            303
    Tax effect of foreign operations....................       (163)          (635)            75
    Domestic and foreign losses for which no tax benefit
      is currently available............................         --            215            137
    Tax benefit of foreign losses not previously
      claimed...........................................       (142)            --             --
    Permanent differences, primarily meals and
      entertainment and amortization....................         53          1,475            641
    Foreign tax credit refund claims....................         --           (307)            --
    Research and development tax credit.................        (14)          (100)          (150)
    Other...............................................       (174)           (17)           (83)
                                                             ------         ------         ------
                                                             $1,705         $3,895         $5,345
                                                             ======         ======         ======

     Cumulative undistributed earnings of foreign subsidiaries totaled $10.4 million as of December 31, 2002. The Company considers earnings from these foreign subsidiaries to be indefinitely reinvested and accordingly, no provision for U.S. foreign or state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for U.S. income tax purposes (subject to adjustment for foreign tax credits.)

     Federal income tax returns for fiscal years beginning with 1999 are open for review by the Internal Revenue Service.

(13) STOCKHOLDERS' EQUITY

     CEO Stock Options. In connection with the engagement of the Chief Executive Officer of the Company, the Company granted him options to purchase common shares of National Tank Company that were subsequently converted to options to purchase common stock of the Company. As of December 31, 2002 and 2001, stock options granted to the Chief Executive Officer under all stock option plans related to 346,113 shares of the Company's common stock.

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

     Individual Stock Options. On July 1, 1997, the Board of Directors of the Company approved the exchange of rights outstanding under the National Tank Plan, discussed previously, for individual options to purchase common stock of the Company. Compensation expense was recognized to the extent that the projected fair market value of the stock on the exchange date exceeded the exercise price of the options. Furthermore, additional stock options were granted under this plan with an exercise price equal to the fair market value of the shares on the date of grant. Accordingly, no compensation expense was recorded for these additional grants. The individual stock options granted on July 1, 1997 vested ratably over a period of three or four years. The maximum term of these options was 10 years. At December 31, 2002, 2001 and 2000, options relating to an aggregate of 527,701 shares, 527,701 shares and 764,204 shares, respectively, remained outstanding under this plan.

     Stock Option Plans. In January 1998 and February 1998, the Company adopted the Directors Compensation Plan and the Employee Stock Incentive Plan. These plans authorize the issuance of options to purchase up to an aggregate of 760,000 shares of the Company's common stock. The options vest over periods of up to four years. The maximum term under these options is ten years. At December 31, 2002, 2001 and 2000, options relating to an aggregate of 731,587 shares, 743,920 shares, and 743,953 shares, respectively, were outstanding under these plans.

     NATCO Group Inc. 2001 Stock Incentive Plan. In November 2000, the Board of Directors of the Company approved and authorized the issuance of up to 300,000 shares of the Company's common stock for the 2000 Employee Stock Option Plan. On May 24, 2001, the Company's stockholders approved the NATCO Group Inc. 2001 Stock Incentive Plan, which superceded and replaced the 2000 Plan in its entirety, and increased the number of shares as to which options or awards may be granted under the plan to a maximum of 1,000,000 shares. At December 31, 2002 and 2001, options relating to an aggregate of 807,326 shares and 795,826 shares, respectively, were outstanding under this plan. No options were outstanding under this plan as of December 31, 2000.

     Transactions pursuant to the Company's stock option plans for the years ended December 31, 2002, 2001 and 2000, include:

                                                                                     WEIGHTED
                                                                  STOCK OPTIONS      AVERAGE
                                                                     SHARES       EXERCISE PRICE
                                                                  -------------   --------------
    Balance at December 31, 1999................................    1,795,197         $ 4.35
      Granted...................................................      411,035         $ 9.14
      Exercised.................................................     (674,240)        $ 2.09
      Canceled..................................................      (23,835)        $ 8.39
                                                                    ---------
    Balance at December 31, 2000................................    1,508,157         $ 6.83
      Granted...................................................      815,693         $ 9.13
      Exercised.................................................     (236,503)        $ 1.47
      Canceled..................................................      (19,900)        $10.05
                                                                    ---------
    Balance at December 31, 2001................................    2,067,447         $ 8.31
      Granted...................................................       17,167         $ 7.48
      Exercised.................................................           --             --
      Canceled..................................................      (18,000)        $ 9.24
                                                                    ---------
    Balance at December 31, 2002................................    2,066,614         $ 8.30
                                                                    =========
    Price $2.22 (weighted average remaining contractual life of
      .29 years)................................................       50,001         $ 2.22
    Price range $5.03--$6.27 (weighted average remaining
      contractual life of 5.61 years)...........................      664,017         $ 5.56
    Price range $7.00--$8.81 (weighted average remaining
      contractual life of 6.50 years)...........................      593,794         $ 8.64
    Price range $9.13--$10.19 (weighted average remaining
      contractual life of 7.43 years)...........................      534,635         $ 9.98
    Price range $11.69--$12.91 (weighted average remaining
      contractual life of 8.36 years)...........................      224,167         $12.87

                                                                                     WEIGHTED
                                                                  STOCK OPTIONS      AVERAGE
                        EXERCISABLE OPTIONS                          SHARES       EXERCISE PRICE
                        -------------------                       -------------   --------------
    December 31, 2000...........................................      840,969         $4.95
    December 31, 2001...........................................      851,872         $6.95
    December 31, 2002...........................................    1,238,198         $7.67

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined by applying the Black-Scholes Single Option -- Reduced Term valuation method. This valuation model requires management to make highly subjective assumptions about volatility of NATCO's common stock, the expected term of outstanding stock options, the Company's risk-free interest rate and expected dividend payments during the contractual life of the options. Volatility of stock prices was evaluated based upon historical data from the New York Stock Exchange from the date of the initial public offering, January 28, 2000, to February 1, 2003. Volatility was calculated at 52% as of December 31, 2002, but was stepped-down by 10% per year for the next three years to reflect expected stabilization. The following table summarizes other assumptions used to determine pro forma compensation expense under SFAS No. 123 as of December 31, 2002:

    DATE OF GRANT  NUMBER OF OPTIONS   EXPECTED OPTION LIFE   RISK-FREE RATE
    -------------  -----------------   --------------------  ----------------
    Pre-IPO             715,535           7 to 7.5 years        5.97% - 6.40%
    Pre-IPO             347,719              5 years            5.29% - 6.31%
    Post-IPO            564,950              7 years            4.83% - 6.65%
    Post-IPO            438,410             3.5 years           2.32% - 6.60%

     Risk-free rates were determined based upon U.S. Treasury obligations as of the option date and outstanding for a similar term. The Company does not intend to pay dividends on its common stock during the term of the options outstanding as of December 31, 2002.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For the Company's pro forma net earnings and earnings per share for the years ended December 31, 2002, 2001 and 2000, See Note 2, Summary of Significant Accounting Policies.

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

(14) CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 2000, NATCO recorded the cumulative effect of a change in accounting principle related to gains and losses on postretirement benefit obligation. Prior to December 31, 2000, gains and losses that resulted from experience or assumption changes were recorded as a charge to current income in the period of the change. Under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," NATCO revised its method of accounting for these gains and losses to amortize the net gain or loss that exceeds 10% of the Company's adjusted postretirement benefit obligation over the remaining life expectancy of the plan participants. The newly adopted accounting principle is preferable in the circumstances because the deferral of unrealized gains and losses is more common in practice and results in less volatility in net periodic postretirement benefit cost. A gain of $10,000, net of tax, was recorded in the consolidated statement of income as of December 31, 2000, as a result of this change in accounting principle. See Note 15, Pension and Other Postretirement Benefits.

(15) PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company has adopted SFAS 132, which revised disclosures about pension and other postretirement benefit plans. Disclosures regarding pension benefits represent the plan for certain union employees of a foreign subsidiary. Disclosures regarding postretirement benefits represent health care and life insurance benefits for employees who were retired when the Company was acquired from C-E.

     In December 1999, the Company entered into an agreement with W.S. Tyler Incorporated ("Tyler") and Capricorn Investors, L.P. through which the Company assumed responsibility for the retired employee health and life insurance obligations of Tyler. The liability accrued with respect to these obligations, as determined by an independent actuarial firm, was $1.1 million. In consideration of this agreement, Tyler paid the Company $475,000 in cash and assigned a portion of the federal income tax refund due to Tyler in the amount of approximately $600,000. Tyler remitted $600,000 in January 2000 as settlement of this arrangement.

     In December 2000, NATCO changed the method used to record gains and losses on its postretirement benefit obligation, which resulted in a gain of $10,000, net of tax, for the year ended December 31, 2000, and an unrecognized loss of $1.5 million. See Note 14, Change in Accounting Principle.

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

     In November 2001, the Company agreed to maintain benefits at pre-amendment levels for a specified class of retirees in exchange for expense reimbursement from the former sponsor of the postretirement benefit plan. The agreement requires reimbursement of $79,000 per year for each of the four succeeding years. Pursuant to this arrangement, the Company received $79,000 each year as reimbursement of postretirement benefit expenses for 2002 and 2001, and recorded a receivable for the present value of the future benefits of $217,000.

     In August 2001, the participants of the Canadian pension plan voted to terminate contributions to the plan and receive actuarially determined cash distributions. As of December 31, 2002, the Company had formally terminated the pension plan and benefit payments were distributed, except amounts due to certain retirees, who had not yet replied to notification of pending distributions. The Company intends to purchase an annuity contract for approximately $234,000, to fund any remaining liability under this plan arrangement.

     The following table sets forth the plan's benefit obligation, fair value of plan assets, and funded status at December 31, 2002 and 2001.

                                                      PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                                 ---------------------------   ---------------------------
                                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                     2002           2001           2002           2001
                                                 ------------   ------------   ------------   ------------
                                                                      (IN THOUSANDS)
    CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at beginning of the
      period...................................     $ 679          $ 610         $ 11,586      $  16,064
    Service cost...............................        34             35               --             --
    Interest cost..............................        42             41              830          1,006
    Participant and prior sponsor
      contributions............................        --             --              157            533
    Actuarial (gain) loss......................       (31)            49            3,503          2,338
    Foreign currency exchange rate
      differences..............................       (11)           (38)              --             --
    Plan amendment.............................        --             --               --         (6,422)
    Benefit payments...........................      (456)           (18)          (1,987)        (1,933)
                                                    -----          -----         --------      ---------
    Benefit obligation at end of period........     $ 257          $ 679         $ 14,089      $  11,586
                                                    =====          =====         ========      =========
    CHANGE IN FAIR VALUE OF PLAN ASSETS
    Fair value of plan assets at beginning of
      period...................................     $ 624          $ 732         $     --      $      --
    Actual return on plan assets...............        46             50               --             --
    Foreign currency exchange rate
      differences..............................         5            (40)              --             --
    Employer contributions.....................        54             25            1,830          1,400
    Participant and prior sponsor
      contributions............................        --             --              157            533
    Experience loss............................      (106)          (125)              --             --
    Benefit payments...........................      (456)           (18)          (1,987)        (1,933)
                                                    -----          -----         --------      ---------
    Fair value of plan assets at end of
      period...................................       167            624               --             --
                                                    -----          -----         --------      ---------
    Funded status..............................       (90)           (55)         (14,089)       (11,586)
    Unrecognized loss..........................        --             --            6,917          3,639
    Unrecognized prior service cost............        --             --           (5,546)        (6,130)
    Unrecognized experience gain/(loss)........       (18)           250               --             --
                                                    -----          -----         --------      ---------
    Prepaid (accrued) benefit cost.............     $(108)         $ 195         $(12,718)     $ (14,077)
                                                    =====          =====         ========      =========
    WEIGHTED AVERAGE ASSUMPTIONS
    Discount rate..............................      6.25%          6.25%            6.75%           7.5%
    Expected return on plan assets.............       7.0%           7.0%             N/A            N/A
    Rate of compensation increase..............       N/A            N/A              N/A            N/A
    Health care trend rates....................        --             --         5.0%-8.0%      4.5%-8.5%
    COMPONENTS OF NET PERIODIC BENEFIT COST:
    Service cost...............................     $  34          $  35         $     --      $      --
    Unrecognized prior service cost............        --             --             (584)          (292)
    Interest cost..............................        42             41              830          1,006
    Unrecognized loss..........................        --             --              225            174
    Recognized gains...........................       (46)           (49)              --             --
                                                    -----          -----         --------      ---------
    Net periodic benefit cost..................     $  30          $  27         $    471      $     888
                                                    =====          =====         ========      =========
                                                                               1% Increase    1% Increase
    Effect on interest cost component..........                                  $     73      $      82
    Effect on the health care component of the
      accumulated postretirement benefit
      obligation...............................                                  $  1,098      $     975

     Defined Contribution Plans. The Company and its subsidiaries each have defined contribution pension plans covering substantially all nonunion hourly and salaried employees who have completed three months of service. Employee contributions of up to 3% of each covered employee's compensation are matched 100% by the Company, with an additional 2% of covered employee's compensation matched at 50%. In addition, the

Company may make discretionary contributions as profit sharing contributions. Company contributions to the plan totaled $1.4 million, $1.8 million and $1.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(16) OPERATING LEASES

     The Company and its subsidiaries lease various facilities and equipment under non-cancelable operating lease agreements. These leases expire on various dates through September 2006, excluding a lease arrangement for a facility at Axsia that requires lease commitments until the facility is sublet to another party. Future minimum lease payments required under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2002, were as follows: 2003--$4.0 million, 2004--$3.0 million, 2005--$1.2 million, 2006--$1.0 and 2007--$915,000. Total expense for operating leases for the years ended December 31, 2002, 2001 and 2000 was $5.8 million, $5.3 million and $4.4 million, respectively.

     For a discussion of lease and rental income, see Note 8, Property, Plant and Equipment, net.

(17) RELATED PARTIES

     The Company pays Capricorn Management G.P., an affiliate company of Capricorn Holdings, Inc., for administrative services, which included office space and parking in Connecticut for the Company's Chief Executive Officer, reception, telephone, computer services and other normal office support relating to that space. Mr. Herbert S. Winokur, Jr., one of the Company's directors, is the Chairman and Chief Executive Officer of Capricorn Holdings, Inc., and the Managing Partner of Capricorn Holdings LLC, the general partner of Capricorn Investors II, L.P., a private investment partnership, and directly or indirectly controls approximately 31% of the Company's outstanding common stock. In addition, the Company's Chief Executive Officer, Mr. Gregory, is a non-salaried member of Capricorn Holdings LLC. Capricorn Investors II, L.P. controls approximately 20% of the Company's common stock. Fees paid to Capricorn Management totaled $115,000, $85,000 and $75,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Commencing October 1, 2001, the fee increased to $28,750 per quarter due primarily to upward adjustments in Capricorn Management's underlying lease for office space; this increase was reviewed and approved by the Audit Committee of the Company's Board of Directors.

     Under the terms of an employment agreement in effect prior to 1999, the Company loaned its Chief Executive Officer $1.2 million in July 1999 to purchase 136,832 shares of common stock. During February 2000, after the Company completed the initial public offering of its Class A common stock, also pursuant to the terms of that employment agreement, the Company paid this executive officer a bonus equal to the principal and interest accrued under this note arrangement and recorded compensation expense of $1.3 million. The officer used the proceeds of this settlement, net of tax, to repay the Company approximately $665,000. In addition, on October 27, 2000, the Company's board of directors agreed to provide a full recourse loan to this executive officer to facilitate the exercise of certain outstanding stock options. The amount of the loan was equal to the cost to exercise the options plus any personal tax burdens that resulted from the exercise. The maturity of these loans was July 31, 2003, and interest accrued at rates ranging from 6% to 7.8% per annum. As of June 30, 2002, these outstanding notes receivable totaled $3.4 million, including principal and accrued interest. Effective July 1, 2002, the notes were reviewed by the Company's board and amended to extend the maturity dates to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the notes balances as of June 30, 2002, including previously accrued interest. As of December 31, 2002, the balance of the notes (principal and accrued interest) due from this officer under these loan arrangements was $3.5 million. These loans to this executive officer, which were made on a full recourse basis in prior periods to facilitate direct ownership in the Company's common stock, are currently subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002.

     As previously agreed in 2001, the Company loaned an employee who is an executive officer and director $216,000 on April 15, 2002, under a full-recourse note arrangement which accrues interest at 6% per annum and matures on July 31, 2003. The funds were used to pay the exercise cost and personal tax burdens associated with stock options exercised during 2001. Effective July 1, 2002, the note was amended to extend the maturity date to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the note balance as of June 30, 2002, including previously accrued interest. As of December 31, 2002, the balance of the note (principal and interest) due from this officer under this loan arrangement was approximately $223,000. This loan to this executive officer, which was made on a full recourse basis from time to time in prior periods to facilitate direct ownership in the Company's common stock, is currently subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002.

     During 1997, the Company loaned $1.5 million (at a rate of 10% per annum) to a director of the Company who was also an affiliate of Capricorn Holdings, Inc. In March 1998, the related promissory note was amended to change the interest rate to 11% per annum. The principal was due on the date on which Capricorn Investors, L.P. distributed its holding of NATCO common stock to its partners. During 1998, NATCO acquired an option at a cost of $200,000 to purchase 173,050 shares of its common stock from the director at a price of $8.81 per share. At NATCO's option, the note could be repaid with shares of the Company's common stock. The cost to acquire the option was recorded as treasury stock in the accompanying consolidated balance sheet. A note arrangement with a director, recorded as a $1.9 million current asset at December 31, 1999, was partially settled during February 2000, when the Company exercised an option to purchase 173,050 shares of its common stock from this director at a cost of $1.5 million. The remaining balance of the note was repaid during June 2000.

     During December 1999, the Company assumed the postretirement pension liability of a former affiliate, Tyler. In February 2000, the Company received $600,000 from Tyler as settlement of an agreement entered into between Tyler, Capricorn Investors L.P. and the Company, whereby the Company assumed responsibility for the retired employee health and life insurance obligations of Tyler. See Note 15, Pension and Other Postretirement Benefits.

(18) COMMITMENTS AND CONTINGENCIES

     The Porta-Test purchase agreement, executed in January 2000, contains a provision to calculate a payment to certain former stockholders of Porta-Test Systems, Inc. for a three-year period ended January 23, 2003, based upon sales of a limited number of specified products designed by or utilizing technology that existed at the time of the acquisition. Liability under this arrangement is contingent upon attaining certain performance criteria, including gross margins and sales volumes for the specified products. If applicable, payment is required annually. In April 2001, the Company paid $226,000 under this arrangement related to the year ended January 23, 2001. In August 2002, the Company paid $197,000 under this arrangement related to the year ended January 23, 2002, resulting in an increase in goodwill. No liability was accrued pursuant to this arrangement as of December 31, 2002.

(19) CHANGE IN ACCOUNTING ESTIMATE

     During April 2000, the Company extended the service life of a carbon dioxide gas-processing plant based upon the extension of an agreement to operate the facility. The effect on net income and basic and diluted earnings per share before the cumulative effect of a change in accounting principle was an increase of $305,000 and $.02, respectively, for the year ended December 31, 2000.

(20) LITIGATION

     The Company is a party to various routine legal proceedings. These primarily involve commercial claims, products liability claims and workers' compensation claims. The Company cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, the Company's management believes that the outcome of all of these proceedings, even if determined adversely, would not have a material adverse effect on its business or financial condition.

(21) INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

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

     North American Operations: This segment consists of the U.S. Sales and Service business unit, the Company's Canadian and Venezuelan subsidiaries, Latin American operations and CO2 gas-processing operations. The U.S. Sales and Service business unit designs, engineers, manufactures, and provides start-up services for production equipment, which is generally less complex than those units provided by Engineered Systems, and provides replacement parts, field and shop servicing of equipment, and used equipment refurbishing. NATCO Canada provides design, engineering, manufacturing and start-up services for production equipment, as well as replacement parts, field and shop servicing of equipment and used equipment refurbishing. NATCO Canada also provides selective manufacturing services for the Engineered Systems segment. NATCO Venezuela and Latin American operations generally provide replacement parts to service customers in South America and Mexico, respectively. The CO2 gas-processing operations include on-going service at two gas-processing plants in the United States. The principal market for the U.S. Sales and Service business unit is the U.S. onshore and offshore market and the international market. Customers include major multi-national, independent and national or state-owned companies. The principal markets for NATCO Canada are the oil and gas producing regions of Canada. Customers include major multi-national and independent companies.

     Engineered Systems: This segment consists of four business units; U.S. Engineered Systems, NTC Technical Services, NATCO Japan and Axsia, that provide design, engineering, manufacturing and start-up services for engineered process systems. The principal markets for this segment include all major oil and gas producing regions of the world including North America, South America, Europe, the Middle East, Africa and the Far East. Customers include major multi-national, independent and national or state-owned companies.

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

                                                 NORTH                   AUTOMATION
                                                AMERICAN    ENGINEERED   & CONTROL    CORPORATE &
                                               OPERATIONS    SYSTEMS      SYSTEMS     ELIMINATIONS   CONSOLIDATED
                                               ----------   ----------   ----------   ------------   ------------
                                                                   (UNAUDITED, IN THOUSANDS)
    DECEMBER 31, 2002
      Revenues from unaffiliated customers...   $136,457     $105,227     $47,855            --        $289,539
      Inter-segment revenues.................   $    917     $  1,814     $ 4,287       $(7,018)             --
      Segment profit (loss)..................   $ 12,632     $  2,184     $ 4,627       $(4,153)       $ 15,290
      Total assets...........................   $ 89,639     $107,654     $22,972       $11,330        $231,595
      Capital expenditures...................   $  2,451     $  2,175     $   436       $   193        $  5,255
      Depreciation and amortization..........   $  2,365     $  1,830     $   456       $   307        $  4,958

                                                 NORTH                   AUTOMATION
                                                AMERICAN    ENGINEERED   & CONTROL    CORPORATE &
                                               OPERATIONS    SYSTEMS      SYSTEMS     ELIMINATIONS   CONSOLIDATED
                                               ----------   ----------   ----------   ------------   ------------
                                                                   (UNAUDITED, IN THOUSANDS)
    DECEMBER 31, 2001
      Revenues from unaffiliated customers...   $144,366     $ 98,273     $43,943            --        $286,582
      Inter-segment revenues.................   $    781     $    748     $ 3,750       $(5,279)             --
      Segment profit (loss)..................   $ 12,589     $ 11,210     $ 4,718       $(5,947)       $ 22,570
      Total assets...........................   $ 98,767     $104,541     $17,708       $11,735        $232,751
      Capital expenditures...................   $  5,906     $  2,998     $   465       $   654        $ 10,023
      Depreciation and amortization..........   $  3,590     $  3,770     $   501       $   282        $  8,143
    DECEMBER 31, 2000
      Revenues from unaffiliated customers...   $118,371     $ 67,535     $38,646            --        $224,552
      Inter-segment revenues.................   $  1,318     $    268     $ 4,115       $(5,701)             --
      Segment profit (loss)..................   $  7,632     $ 13,978     $ 4,184       $(4,983)       $ 20,811
      Total assets...........................   $ 88,621     $ 34,811     $20,512       $ 9,182        $153,126
      Capital expenditures...................   $  2,323     $  5,316     $   246       $   252        $  8,137
      Depreciation and amortization..........   $  2,965     $  1,460     $   526       $   160        $  5,111

     The Company's geographic data for continuing operations for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                            UNITED              UNITED              CORPORATE &
                                            STATES    CANADA    KINGDOM    OTHER    ELIMINATIONS   CONSOLIDATED
                                           --------   -------   -------   -------   ------------   ------------
                                                                (UNAUDITED, IN THOUSANDS)
    DECEMBER 31, 2002
      Revenues from unaffiliated
        customers........................  $195,215   $24,717   $43,507   $26,100     $    --        $289,539
      Inter-segment revenues.............     5,741        54    1,223         --      (7,018)             --
                                           --------   -------   -------   -------     -------        --------
      Revenues...........................  $200,956   $24,771   $44,730   $26,100     $(7,018)       $289,539
                                           --------   -------   -------   -------     -------        --------
      Operating income (loss)............  $ 12,459   $  (574)  $10,186   $(2,628)    $(4,153)       $ 15,290
      Total assets.......................  $140,456   $14,031   $71,529   $ 5,579     $    --        $231,595
    DECEMBER 31, 2001
      Revenues from unaffiliated
        customers........................  $190,034   $28,746   $50,854   $16,948     $    --        $286,582
      Inter-segment revenues.............     4,629        --      650         --      (5,279)             --
                                           --------   -------   -------   -------     -------        --------
      Revenues...........................  $194,663   $28,746   $51,504   $16,948     $(5,279)       $286,582
                                           --------   -------   -------   -------     -------        --------
      Operating income (loss)............  $ 13,634   $   589   $12,769   $ 1,525     $(5,947)       $ 22,570
      Total assets.......................  $131,007   $21,071   $71,407   $ 9,266     $    --        $232,751
    DECEMBER 31, 2000
      Revenues from unaffiliated
        customers........................  $177,878   $36,266   $1,631    $ 8,777     $    --        $224,552
      Inter-segment revenues.............     5,590       111       --         --      (5,701)             --
                                           --------   -------   -------   -------     -------        --------
      Revenues...........................  $183,468   $36,377   $1,631    $ 8,777     $(5,701)       $224,552
                                           --------   -------   -------   -------     -------        --------
      Operating income (loss)............  $ 22,167   $ 2,716   $ (166)   $ 1,077     $(4,983)       $ 20,811
      Total assets.......................  $129,525   $20,792   $  295    $ 2,514     $    --        $153,126

     Equipment for large international projects is generally manufactured in the U.S. Therefore, revenues and results of operations related to these projects were presented as derived from the United States for purposes of this geographic presentation.

     Corporate  expenses  consist  of   corporate  overhead  and  research   and
development expenses.

(22) QUARTERLY DATA

     The following tables summarize unaudited quarterly information for the years ended December 31, 2002, 2001 and 2000:

                                                                         2002
                                                  ---------------------------------------------------
                                                                 FOR THE QUARTER ENDED
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                  ---------   --------   -------------   ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Revenues, net...............................   $73,578    $74,396       $66,563        $75,002
    Gross profit................................   $18,263    $17,662       $14,908        $19,352
    Net income (loss)...........................   $ 1,773    $ 1,134       $  (336)       $ 1,306
    Basic earnings (loss) per share.............   $  0.12    $  0.07       $ (0.02)       $  0.08
    Fully diluted earnings (loss) per share.....   $  0.11    $  0.07       $ (0.02)       $  0.08
                                                                         2001
                                                  ---------------------------------------------------
    Revenues, net...............................   $62,910    $82,559       $74,522        $66,591
    Gross profit................................   $15,993    $20,305       $20,617        $19,155
    Net income..................................   $ 1,376    $   520       $ 1,767        $ 1,700
    Basic earnings per share....................   $  0.09    $  0.03       $  0.11        $  0.11
    Fully diluted earnings per share............   $  0.09    $  0.03       $  0.11        $  0.11
                                                                         2000
                                                  ---------------------------------------------------
    Revenues, net...............................   $51,855    $55,935       $60,244        $56,518
    Gross profit................................   $13,118    $16,178       $16,265        $16,234
    Net income before cumulative effect.........   $   194    $ 2,471       $ 2,637        $ 2,359
    Basic earnings per share....................   $  0.01    $  0.17       $  0.18        $  0.16
    Fully diluted earnings per share............   $  0.01    $  0.16       $  0.18        $  0.16

(23) GOODWILL IMPAIRMENT TESTING

     The Financial Accounting Standards Board ("FASB") approved SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. This pronouncement requires that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated for impairment on an annual basis. Intangible assets with a defined term, such as patents, would continue to be amortized over the useful life of the asset.

     The Company adopted SFAS No. 142 on January 1, 2002. Intangible assets subject to amortization under the pronouncement as of December 31, 2002 and 2001 were summarized in the following table:

                                               AS OF DECEMBER 31, 2002         AS OF DECEMBER 31, 2001
                                            -----------------------------   -----------------------------
                                                GROSS                           GROSS
                                               CARRYING      ACCUMULATED       CARRYING      ACCUMULATED
           TYPE OF INTANGIBLE ASSET             AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
           ------------------------         --------------   ------------   --------------   ------------
                                                              (UNAUDITED, IN THOUSANDS)
    Deferred Financing Fees...............      $3,304          $1,964          $2,902          $1,211
    Patents...............................         145              20             101              10
    Other.................................         303             186             240             109
                                                ------          ------          ------          ------
      Total...............................      $3,752          $2,170          $3,243          $1,330
                                                ======          ======          ======          ======

     Amortization and interest expense of $840,000, $932,000 and $554,000 were recognized related to these assets for the years ended December 31, 2002, 2001 and 2000, respectively. The estimated aggregate amortization and interest expense for these assets for each of the following five fiscal years is:
2003--$625,000; 2004--$383,000; 2005--$341,000; 2006--$152,000; and
2007--$27,000. For segment reporting purposes, these intangible assets and the related amortization expense were recorded under "Corporate and Eliminations."

     Goodwill was the Company's only intangible asset that required no periodic amortization as of the date of the adoption of SFAS No. 142. Net goodwill at December 31, 2002 was $79.0 million. The pro forma impact of applying SFAS No. 142 to operating results for years ended December 31, 2001 and 2000, would have been a reduction of amortization expense of $3.7 million and $1.6 million, respectively, resulting in net income of $9.0 million and $9.3 million, respectively. The pro forma increase in basic and diluted earnings per share would have been $.23 and $.23, respectively, for 2001, and $.11 and $.10, respectively, for 2000.

     In accordance with SFAS No. 142, the Company tested impairment of goodwill by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required in the pronouncement, the Company identified separate reportable units for purposes of this evaluation. In determining carrying value, the Company segregated assets and liabilities that, to the extent possible, were clearly identifiable by specific reporting unit. All inter-company receivables/payables were excluded. Certain corporate and other assets and liabilities, that were not clearly identifiable by specific reporting unit, were allocated based on the ratio of each reporting unit's net assets relative to total net assets. The resulting fair value was then compared to the carrying value of the reportable unit to determine whether or not an impairment had occurred at the reportable unit level. No impairment was indicated and, in accordance with the pronouncement, no additional tests were required.

     Since no impairment of goodwill was indicated based upon the testing performed, no impairment charge was recorded under SFAS No. 142 as of December 31, 2002. Goodwill will be tested for impairment annually on December 31.

(24) NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations." This standard requires that any business combination initiated after June 30, 2001 be accounted for using the purchase method of accounting. This standard became effective on July 1, 2001, and had no material effect on the Company's financial condition or results of operations.

     The FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. This pronouncement requires that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated on an impairment basis. See discussion and results of impairment testing at Note 23, Goodwill Impairment Testing.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets, is incurred. In addition, the standard requires the Company to record a corresponding asset that will be depreciated over the life of the asset that gave rise to the liability. Subsequent to the initial measurement of this asset retirement obligation, the Company will be required to adjust the liability at the end of each period to reflect changes in estimated retirement cost and the passage of time. The Company will adopt this pronouncement on January 1, 2003, which will require certain liabilities to be recorded in the first quarter of 2003. The Company is currently determining the effect that this pronouncement will have on its financial condition and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and standardizes the accounting model to be used for asset dispositions and related implementation issues. This pronouncement became effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted this pronouncement on January 1, 2002, resulting in no material effect on financial condition or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement amends existing guidance on reporting gains and losses on extinguishment of debt, prohibiting the classification of the gain or loss as extraordinary. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback arrangements. The provisions of the statement related to the rescission of Statement No. 4 will be applied for the fiscal year beginning after May 14, 2002, with early adoption encouraged. The provisions of the statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early adoption encouraged. SFAS No. 145 has been adopted with respects to the revision of Statement No. 13 on May 15, 2002, and will be adopted on January 1, 2003, with respect to the amendment of SFAS No. 4. However, the adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The provisions of this pronouncement will be applied to any exit or disposal activities on or after January 1, 2003. However, the Company does not expect this pronouncement to have a material effect on its financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation taken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The Company does not expect this Interpretation to have a material effect on its financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment to FASB Statement No. 123." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods to transition, on a volunteer-basis, to the fair value method of accounting for stock-based employee compensation. Additionally, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain disclosure modifications are required for fiscal years ending after December 15, 2002, if a transition to SFAS No. 123 is elected. The Company has not elected to transition to SFAS No. 123 as of December 31, 2002. See Note 13, Stockholders' Equity.

(25) SUBSEQUENT EVENTS

     On March 13, 2003, the Company executed an agreement to issue 15,000 shares of its Series B Convertible Preferred Stock along with warrants to purchase 248,800 shares of the Company's common stock to Lime Rock Partners II, L.P., a private investment fund, for an aggregate purchase price of $15.0 million. Of the aggregate purchase price, approximately $99,000 will be allocated to the warrant, and the Company will amortize this discount over three years. The proceeds from the issuance will be used to reduce the Company's outstanding revolving debt balances and for general corporate purposes. This transaction is expected to close prior to the end of March 2003.

     Each share of Series B Convertible Preferred Stock has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year. Each share of Series B Convertible Preferred Stock is convertible, at the option of the holder thereof, into (i) a number of shares of common stock equal to the face value of such share divided by the conversion price, which is $7.805, and (ii) a cash payment equal to the amount of dividends on such share that have accrued since the prior semi-annual dividend payment date. The warrants that will be issued to Lime Rock have an exercise price of $10.00 per share of common stock and expire on the third anniversary of its issuance. The Company can force exercise of the warrants if the Company's stock price trades above $13.50 per share for 30 consecutive days.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on our directors is set forth in the section entitled "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003, which section is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information for this item is set forth in the section entitled "Director and Executive Management Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information concerning security ownership of certain beneficial owners and management and related stockholder matters is set forth in the sections entitled "Voting Securities and Principal Holders Thereof," "Security Ownership of Management," and "Equity Compensation Plans" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003, which sections are incorporated by reference.

     Equity compensation plan information at December 31, 2002 was as follows:

                                                                                       NUMBER OF
                                                                                       SECURITIES
                                             NUMBER OF                            REMAINING AVAILABLE
                                         SECURITIES TO BE                         FOR FUTURE ISSUANCE
                                            ISSUED UPON       WEIGHTED-AVERAGE        UNDER EQUITY
                                            EXERCISE OF       EXERCISE PRICE OF       COMPENSATION
                                            OUTSTANDING          OUTSTANDING        PLANS (EXCLUDING
                                         OPTIONS, WARRANTS    OPTIONS, WARRANTS   SECURITIES REFLECTED
            PLAN CATEGORY                  AND RIGHTS(A)        AND RIGHTS(B)        IN COLUMN (A))
            -------------               -------------------   -----------------   --------------------
Equity compensation plans approved by
  security holders....................       2,066,614         $8.30 per share          216,671
Equity compensation plans not approved
  by security holders.................              --                      --               --
                                             ---------         ---------------          -------
  Total...............................       2,066,614         $8.30 per share          216,671
                                             =========         ===============          =======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions is included under the caption "Certain Relationships and Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003, which sections are incorporated by reference.

ITEM 14. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

     On March 17, 2003 and on various dates throughout 2002 and 2003, members of our management team, including our Chief Executive Officer and Chief Financial Officer, reviewed our disclosure controls and procedures, as defined by the Securities and Exchange Commission in Rule 13a-14(c) of the Securities Exchange Act of 1934, to evaluate and continually improve the effectiveness of the design and operation of these controls. Based upon this review, our management has determined that disclosure controls and procedures operate such that important information is collected in a timely manner, provided to management and made known to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure in our public filings.

     In addition, no significant changes have been made to our internal controls and procedures subsequent to December 31, 2002, and no corrective actions are anticipated as we noted no significant deficiencies or material weaknesses in our control structure. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the SEC. These certifications accompanied this report when filed with the SEC, but are not set forth herein.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

                                                                      PAGE
                                                                      ----
        (1) Financial Statements
                  Independent Auditors' Report......................   38
                  Consolidated Balance Sheets.......................   39
                  Consolidated Statements of Operations.............   40
                  Consolidated Statements of Stockholders' Equity
                  and Comprehensive Income..........................   41
                  Consolidated Statements of Cash Flows.............   42
                  Notes to Consolidated Financial Statements........   43

        (2) Financial Statement Schedules
             No schedules have been included herein because the information required to be submitted has been included in our Consolidated Financial Statements or notes thereto, or the required information is inapplicable.

        (3) Index of Exhibits
             (a) See index of Exhibits for a list of those exhibits
                 filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 (10) (iii) of Regulation S-K.
             (b) Reports on Form 8-K. We filed a report on Form 8-K
                 on October 7, 2002, to announce the award of certain Pemex projects and to comment on certain project and revenue delays. We filed a report on Form 8-K on November 5, 2002, to announce our operating results for the third quarter of 2002. We filed a report on Form 8-K on December 5, 2002, to announce the execution of a contract to expand our CO(2) membrane separation facility in the Sacroc field. No other reports were filed on Form 8-K during the fourth quarter of 2002.
             (c) Index of Exhibits

                     EXHIBIT NUMBER                              DESCRIPTION
                     --------------                              -----------
                           2.3        --   Securities Purchase Agreement by and among Lime Rock
                                           Partners II, L.P. and NATCO Group Inc., dated March 13,
                                           2003 (incorporated by reference to Exhibit 99.2 of the
                                           Company's Current Report on Form 8-K filed March 14,
                                           2003).
                           3.1        --   Restated Certificate of Incorporation of the Company,
                                           as amended by Certificate of Amendment dated November
                                           18, 1998 and Certificate of Amendment dated November
                                           29, 1999 (incorporated by reference to Exhibit 3.1 of
                                           the Company's Registration Statement No. 333-48851 on
                                           Form S-1).

                     EXHIBIT NUMBER                              DESCRIPTION
                     --------------                              -----------
                           3.2        --   Certificate  of   Designations  of   Series  A   Junior
                                           Participating    Preferred   Stock   (incorporated   by
                                           reference to Exhibit 3.2 of the Company's  Registration
                                           Statement No. 333-48851 on Form S-1).
                           3.3        --   Amended  and Restated Bylaws of the Company, as amended
                                           (incorporated  by  reference  to  Exhibit  3.3  of  the
                                           Company's  Quarterly Report on Form 10-Q for the period
                                           ended March 31, 2000).
                           4.1        --   Specimen  Common  Stock  certificate  (incorporated  by
                                           reference  to Exhibit 4.1 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                          10.1**      --   Directors Compensation Plan (incorporated by  reference
                                           to Exhibit 10.1 of the Company's Registration Statement
                                           No. 333-48851 on Form S-1).
                          10.2**      --   Form   of   Nonemployee  Director's   Option  Agreement
                                           (incorporated by  reference  to  Exhibit  10.2  of  the
                                           Company's  Registration Statement No. 333-48851 on Form
                                           S-1).
                          10.3**      --   Employee  Stock   Incentive   Plan   (incorporated   by
                                           reference to Exhibit 10.3 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                          10.4**      --   Form    of   Nonstatutory    Stock   Option   Agreement
                                           (incorporated by  reference  to Exhibit  10.24  to  the
                                           Company's  Registration Statement No. 333-48851 on Form
                                           S-1).
                          10.6        --   Service and Reimbursement Agreement dated as of July 1,
                                           1997 between the Company and Capricorn Management, G.P.
                                           (incorporated by  reference  to  Exhibit  10.6  of  the
                                           Company's  Registration Statement No. 333-48851 on Form
                                           S-1).
                          10.7**      --   Form of Indemnification  Agreement between the  Company
                                           and   its  officers  and   directors  (incorporated  by
                                           reference to Exhibit 10.9 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                          10.10**     --   Employment Agreement dated as of July 31, 1997  between
                                           the  Company and Nathaniel A. Gregory, as amended as of
                                           July 12,  1999 (incorporated  by reference  to  Exhibit
                                           10.12  of  the  Company's  Registration  Statement  No.
                                           333-48851 on Form S-1).
                          10.11       --   Stockholder's Agreement  dated  as  of  July  31,  1997
                                           between   the   Company,  Capricorn   Investors,  L.P.,
                                           Capricorn   Investors   II,   L.P.   And   the   former
                                           stockholders  of  The Cynara  Company  (incorporated By
                                           reference   to   Exhibit   10.19   of   the   Company's
                                           Registration Statement No. 333-48851 on Form S-1).
                          10.12**     --   Change of Control Policy dated as of September 28, 1999
                                           (incorporated  by  reference  to Exhibit  10.20  of the
                                           Company's Registration Statement No. 333-48851 on  Form
                                           S-1).
                          10.13**     --   Severance Pay Summary Plan Description (incorporated by
                                           reference   to   Exhibit   10.21   of   the   Company's
                                           Registration Statement No. 333-48851 on Form S-1).

                     EXHIBIT NUMBER                              DESCRIPTION
                     --------------                              -----------
                          10.14       --   Loan  Agreement   ($22,000,000  U.S.   Revolving   Loan
                                           Facility,  $10,000,000 Canadian Revolving Loan Facility
                                           and  $32,500,000  Term  Loan  Facility)  dated  as   of
                                           November  20, 1998  among National  Tank Company, NATCO
                                           Canada,   Ltd.,   Chase   Bank   of   Texas,   National
                                           Association,  The  Bank of  Nova  Scotia and  the other
                                           lenders parties thereto and  joined in by NATCO  Group,
                                           Inc.,  as amended (incorporated by reference to Exhibit
                                           10.22  to  the  Company's  Registration  Statement  No.
                                           333-48851 on Form S-1).
                          10.15       --   International Revolving Loan Agreement dated as of June
                                           30,  1997  between  National  Tank  Company  and  Texas
                                           Commerce  Bank,   National  Association,   as   amended
                                           (incorporated  by  reference  to Exhibit  10.23  to the
                                           Company's Registration Statement No. 333-48851 on  Form
                                           S-1).
                          10.16       --   Loan   Agreement   ($35,000,000  U.S.   Revolving  Loan
                                           Facility, $10,000,000 Canadian Revolving Loan Facility,
                                           $5,000,000 U.K. Revolving Loan Facility and $50,000,000
                                           Term Loan Facility)  dated as of  March 16, 2001  among
                                           NATCO  Group  Inc.,  NATCO  Canada,  Ltd.,  Axsia Group
                                           Limited,  The  Chase  Manhattan  Bank,  Royal  Bank  of
                                           Canada,  Chase  Manhattan  International  Limited, Bank
                                           One, N.A. (Main Office Chicago, Illinois), Wells  Fargo
                                           Bank Texas, National Association, JP Morgan, a Division
                                           of Chase Securities, Inc., and the other lenders now or
                                           hereafter  Parties hereto (incorporated by reference to
                                           Exhibit 10.16 of  the Company's Annual  Report on  Form
                                           10-K for the period ended December 31, 2000).
                          10.17       --   First  Amendment  to Loan  Agreement  ($35,000,000 U.S.
                                           Revolving Loan Facility, $10,000,000 Canadian Revolving
                                           Loan Facility, $5,000,000 U.K. Revolving Loan  Facility
                                           and  $50,000,000 Term Loan Facility)  dated as of March
                                           16, 2001 among  NATCO Group Inc.,  NATCO Canada,  Ltd.,
                                           Axsia  Group Limited,  The Chase  Manhattan Bank, Royal
                                           Bank of Canada, Chase Manhattan International  Limited,
                                           Bank  One, N.A. (Main  Office Chicago, Illinois), Wells
                                           Fargo Bank Texas,  National Association,  JP Morgan,  a
                                           Division  of  Chase  Securities,  Inc.,  and  the other
                                           lenders now or hereafter Parties hereto  (incorporated.
                                           by   reference  to  Exhibit   10.17  of  the  Company's
                                           Quarterly Report on Form 10-Q for the period ended June
                                           30, 2002).
                          10.18       --   Second Amendment  to Loan  Agreement ($35,000,000  U.S.
                                           Revolving Loan Facility, $10,000,000 Canadian Revolving
                                           Loan  Facility, $5,000,000 U.K. Revolving Loan Facility
                                           and $50,000,000 Term Loan  Facility) dated as of  March
                                           16,  2001 among  NATCO Group Inc.,  NATCO Canada, Ltd.,
                                           Axsia Group Limited,  The Chase  Manhattan Bank,  Royal
                                           Bank  of Canada, Chase Manhattan International Limited,
                                           Bank One, N.A. (Main  Office Chicago, Illinois),  Wells
                                           Fargo  Bank Texas,  National Association,  JP Morgan, a
                                           Division of  Chase  Securities,  Inc.,  and  the  other
                                           lenders  now or hereafter  Parties hereto (incorporated
                                           by  reference  to  Exhibit   10.18  of  the   Company's
                                           Quarterly Report on Form 10-Q for the period ended June
                                           30, 2002).

                     EXHIBIT NUMBER                              DESCRIPTION
                     --------------                              -----------
                          10.19       --   Second   Amended   Single   Installment   Note  Between
                                           Nathaniel A. Gregory  and NATCO  Group Inc.,  effective
                                           July  1,  2002  (incorporated by  reference  to Exhibit
                                           10.19 of the  Company's Quarterly Report  on Form  10-Q
                                           for the period ended June 30, 2002).
                          10.20       --   Amended   Single  Installment  Note  Between  Nathaniel
                                           Gregory and NATCO  Group Inc., effective  July 1,  2002
                                           (incorporated  by  reference  to Exhibit  10.20  of the
                                           Company's Quarterly Report on Form 10-Q for the  period
                                           ended June 30, 2002).
                          10.21       --   Amended   Single  Installment  Note  Between  Nathaniel
                                           Gregory and NATCO  Group Inc., effective  July 1,  2002
                                           (incorporated  by  reference  to Exhibit  10.21  of the
                                           Company's Quarterly Report on Form 10-Q for the  period
                                           ended June 30, 2002).
                          10.22       --   Amended   Single  Installment  Note  Between  Nathaniel
                                           Gregory and NATCO  Group Inc., effective  July 1,  2002
                                           (incorporated  by  reference  to Exhibit  10.22  of the
                                           Company's Quarterly Report on Form 10-Q for the  period
                                           ended June 30, 2002).
                          10.23       --   Amended  Single  Installment  Note  Between  Patrick M.
                                           McCarthy and NATCO Group  Inc., effective July 1,  2002
                                           (incorporated  by  reference  to Exhibit  10.23  of the
                                           Company's Quarterly Report on Form 10-Q for the  period
                                           ended June 30, 2002).
                          10.24*      --   Employment  Agreement dated December  11, 2002, between
                                           Nathaniel A. Gregory and NATCO Group Inc.
                          10.25*      --   Employment Agreement dated  December 11, 2002,  between
                                           Patrick M. McCarthy and NATCO Group Inc.
                          10.26*      --   Senior  Management  Change in  Control  Agreement dated
                                           December 11, 2002, between  Robert A. Curcio and  NATCO
                                           Group Inc.
                          10.27*      --   Senior  Management  Change in  Control  Agreement dated
                                           December 11, 2002, between Byron J. Eiermann and  NATCO
                                           Group Inc.
                          10.28*      --   Senior  Management  Change in  Control  Agreement dated
                                           December 11, 2002, between  J. Michael Mayer and  NATCO
                                           Group Inc.
                          10.29*      --   Senior  Management  Change in  Control  Agreement dated
                                           December 11, 2002, between Richard D. Peters and  NATCO
                                           Group Inc.
                          10.30*      --   Senior  Management  Change in  Control  Agreement dated
                                           December 11,  2002,  between Charles  Frank  Smith  and
                                           NATCO Group Inc.
                          10.31*      --   Senior  Management  Change in  Control  Agreement dated
                                           December 11, 2002, between David R. Volz, Jr. and NATCO
                                           Group Inc.

                     EXHIBIT NUMBER                              DESCRIPTION
                     --------------                              -----------
                          10.32*      --   Senior Management Change in Control Agreement dated
                                           December 11, 2002, between Joseph H. Wilson and NATCO
                                           Group Inc.
                          21.1*       --   List of Subsidiaries.
                          23.1        --   Consent of Independent Auditors.

---------------

*  Included herewith.

** Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 21st day of March 2003.

                                          NATCO GROUP INC.
                                          (Registrant)

                                          By:   /s/ NATHANIEL A. GREGORY
                                            ------------------------------------
                                            Nathaniel A. Gregory
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated, on March 21st, 2003.

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

             /s/ HOWARD I. BULL                 Director
--------------------------------------------
               Howard I. Bull

             /s/ JOHN U. CLARKE                 Director
--------------------------------------------
               John U. Clarke

         /s/ GEORGE K. HICKOX, JR.              Director
--------------------------------------------
           George K. Hickox, Jr.

        /s/ HERBERT S. WINOKUR, JR.             Director
--------------------------------------------
          Herbert S. Winokur, Jr.

                                 CERTIFICATIONS

     I, Nathaniel A. Gregory, certify that:

          1.  I have  reviewed this  annual report on  Form 10-K  of NATCO Group
     Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

                                                 /s/ Nathaniel A. Gregory
                                          --------------------------------------
                                                   Nathaniel A. Gregory
                                                 Chief Executive Officer

                                 CERTIFICATIONS

I, J. Michael Mayer, certify that:

          1. I have  reviewed this  annual report on  Form 10-K  of NATCO  Group
     Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

                                                   /s/ J. Michael Mayer
                                          --------------------------------------
                                                     J. Michael Mayer
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
   2.3        --  Securities Purchase Agreement by and among Lime Rock
                  Partners II, L.P. and NATCO Group Inc., dated March 13, 2003
                  (incorporated by reference to Exhibit 99.2 of the Company's
                  Current Report on Form 8-K filed March 14, 2003).
   3.1        --  Restated Certificate of Incorporation of the Company, as
                  amended by Certificate of Amendment dated November 18, 1998 and Certificate of Amendment dated November 29, 1999
                  (incorporated by reference to Exhibit 3.1 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).
   3.2        --  Certificate of Designations of Series A Junior Participating
                  Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement No. 333-48851 on Form
                  S-1).
   3.3        --  Amended and Restated Bylaws of the Company, as amended
                  (incorporated by reference to Exhibit 3.3 of the Company's
                  Quarterly Report on Form 10-Q for the period ended March 31,
                  2000).
   4.1        --  Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No.
                  333-48851 on Form S-1).
  10.1**      --  Directors Compensation Plan (incorporated by reference to
                  Exhibit 10.1 of the Company's Registration Statement No.
                  333-48851 on Form S-1).
  10.2**      --  Form of Nonemployee Director's Option Agreement
                  (incorporated by reference to Exhibit 10.2 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).
  10.3**      --  Employee Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.3 of the Company's Registration Statement No.
                  333-48851 on Form S-1).
  10.4**      --  Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Company's Registration
                  Statement No. 333-48851 on Form S-1).
  10.6        --  Service and Reimbursement Agreement dated as of July 1, 1997 between the Company and Capricorn Management, G.P.
                  (incorporated by reference to Exhibit 10.6 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).
  10.7**      --  Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to
                  Exhibit 10.9 of the Company's Registration Statement No.
                  333-48851 on Form S-1).
  10.10**     --  Employment Agreement dated as of July 31, 1997 between the
                  Company and Nathaniel A. Gregory, as amended as of July 12,
                  1999 (incorporated by reference to Exhibit 10.12 of the
                  Company's Registration Statement No. 333-48851 on Form S-1).
  10.11       --  Stockholder's Agreement dated as of July 31, 1997 between the Company, Capricorn Investors, L.P., Capricorn Investors
                  II, L.P. And the former stockholders of The Cynara Company
                  (incorporated By reference to Exhibit 10.19 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).
  10.12**     --  Change of Control Policy dated as of September 28, 1999
                  (incorporated by reference to Exhibit 10.20 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).
  10.13**     --  Severance Pay Summary Plan Description (incorporated by reference to Exhibit 10.21 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).
  10.14       --  Loan Agreement ($22,000,000 U.S. Revolving Loan Facility,
                  $10,000,000 Canadian Revolving Loan Facility and $32,500,000
                  Term Loan Facility) dated as of November 20, 1998 among
                  National Tank Company, NATCO Canada, Ltd., Chase Bank of
                  Texas, National Association, The Bank of Nova Scotia and the
                  other lenders parties thereto and joined in by NATCO Group,
                  Inc., as amended (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement No. 333-48851 on
                  Form S-1).
  10.15       --  International Revolving Loan Agreement dated as of June 30,
                  1997 between National Tank Company and Texas Commerce Bank,
                  National Association, as amended (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement No.
                  333-48851 on Form S-1).

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
  10.16       --  Loan Agreement ($35,000,000 U.S. Revolving Loan Facility,
                  $10,000,000 Canadian Revolving Loan Facility, $5,000,000
                  U.K. Revolving Loan Facility and $50,000,000 Term Loan
                  Facility) dated as of March 16, 2001 among NATCO Group Inc.,
                  NATCO Canada, Ltd., Axsia Group Limited, The Chase Manhattan
                  Bank, Royal Bank of Canada, Chase Manhattan International
                  Limited, Bank One, N.A. (Main Office Chicago, Illinois),
                  Wells Fargo Bank Texas, National Association, JP Morgan, a
                  Division of Chase Securities, Inc., and the other lenders
                  now or hereafter Parties hereto (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K
                  for the period ended December 31, 2000).
  10.17       --  First Amendment to Loan Agreement ($35,000,000 U.S.
                  Revolving Loan Facility, $10,000,000 Canadian Revolving Loan
                  Facility, $5,000,000 U.K. Revolving Loan Facility and
                  $50,000,000 Term Loan Facility) dated as of March 16, 2001 among NATCO Group Inc., NATCO Canada, Ltd., Axsia Group
                  Limited, The Chase Manhattan Bank, Royal Bank of Canada,
                  Chase Manhattan International Limited, Bank One, N.A. (Main
                  Office Chicago, Illinois), Wells Fargo Bank Texas, National
                  Association, JP Morgan, a Division of Chase Securities,
                  Inc., and the other lenders now or hereafter Parties hereto
                  (incorporated. by reference to Exhibit 10.17 of the
                  Company's Quarterly Report on Form 10-Q for the period ended
                  June 30, 2002).
  10.18       --  Second Amendment to Loan Agreement ($35,000,000 U.S.
                  Revolving Loan Facility, $10,000,000 Canadian Revolving Loan
                  Facility, $5,000,000 U.K. Revolving Loan Facility and
                  $50,000,000 Term Loan Facility) dated as of March 16, 2001 among NATCO Group Inc., NATCO Canada, Ltd., Axsia Group
                  Limited, The Chase Manhattan Bank, Royal Bank of Canada,
                  Chase Manhattan International Limited, Bank One, N.A. (Main
                  Office Chicago, Illinois), Wells Fargo Bank Texas, National
                  Association, JP Morgan, a Division of Chase Securities,
                  Inc., and the other lenders now or hereafter Parties hereto
                  (incorporated by reference to Exhibit 10.18 of the Company's
                  Quarterly Report on Form 10-Q for the period ended June 30,
                  2002).
  10.19       --  Second Amended Single Installment Note Between Nathaniel A.
                  Gregory and NATCO Group Inc., effective July 1, 2002
                  (incorporated by reference to Exhibit 10.19 of the Company's
                  Quarterly Report on Form 10-Q for the period ended June 30,
                  2002).
  10.20       --  Amended Single Installment Note Between Nathaniel Gregory
                  and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.20 of the Company's Quarterly
                  Report on Form 10-Q for the period ended June 30, 2002).
  10.21       --  Amended Single Installment Note Between Nathaniel Gregory
                  and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.21 of the Company's Quarterly
                  Report on Form 10-Q for the period ended June 30, 2002).
  10.22       --  Amended Single Installment Note Between Nathaniel Gregory
                  and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.22 of the Company's Quarterly
                  Report on Form 10-Q for the period ended June 30, 2002).
  10.23       --  Amended Single Installment Note Between Patrick M. McCarthy
                  and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.23 of the Company's Quarterly
                  Report on Form 10-Q for the period ended June 30, 2002).
  10.24*      --  Employment Agreement dated December 11, 2002, between
                  Nathaniel A. Gregory and NATCO Group Inc.
  10.25*      --  Employment Agreement dated December 11, 2002, between
                  Patrick M. McCarthy and NATCO Group Inc.
  10.26*      --  Senior Management Change in Control Agreement dated December
                  11, 2002, between Robert A. Curcio and NATCO Group Inc.
  10.27*      --  Senior Management Change in Control Agreement dated December
                  11, 2002, between Byron J. Eiermann and NATCO Group Inc.
  10.28*      --  Senior Management Change in Control Agreement dated December
                  11, 2002, between J. Michael Mayer and NATCO Group Inc.
  10.29*      --  Senior Management Change in Control Agreement dated December
                  11, 2002, between Richard D. Peters and NATCO Group Inc.

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
  10.30*      --  Senior Management Change in Control Agreement dated December
                  11, 2002, between Charles Frank Smith and NATCO Group Inc.
  10.31*      --  Senior Management Change in Control Agreement dated December
                  11, 2002, between David R. Volz, Jr. and NATCO Group Inc.
  10.32*      --  Senior Management Change in Control Agreement dated December
                  11, 2002, between Joseph H. Wilson and NATCO Group Inc.
  21.1*       --  List of Subsidiaries.
  23.1        --  Consent of Independent Auditors.

---------------

*  Included herewith.

** Management contracts or compensatory plans or arrangements.