Form 10-Q
period 2003-03-31
NATCO GROUP INC
filed 2003-05-15
CIK 1057693

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003,

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

         2950 NORTH LOOP WEST
              7TH FLOOR
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

         As of May 1, 2003, $0.01 par value per share, 15,854,067 shares



================================================================================

                                NATCO GROUP INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                     NO.
                                                                                    ----
PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements ...................................................      3
        Condensed Consolidated Balance Sheets -- March 31,
        2003 (unaudited) and December 31, 2002 .................................      3
        Unaudited Condensed Consolidated Statements of
        Operations -- Three Months Ended March 31, 2003 and 2002 ...............      4
        Unaudited Condensed Consolidated Statements of Cash
        Flows -- Three Months Ended March 31, 2003 and 2002  ...................      5
        Notes to Unaudited Condensed Consolidated Financial
        Statements .............................................................      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ....................................     15

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk ............................................................     22

Item 4. Controls and Procedures ................................................     22

PART II -- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds ..............................     23

Item 6. Exhibits and Reports on Form 8-K .......................................     23

Signatures .....................................................................     25

Certifications .................................................................     26

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                        NATCO GROUP INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            MARCH 31,        DECEMBER 31,
                                                                              2003               2002
                                                                           ------------      ------------
                                                                           (UNAUDITED)

                                        ASSETS

Current assets:
  Cash and cash equivalents ..........................................     $      1,282      $      1,689
  Trade accounts receivable, net .....................................           80,914            74,677
  Inventories ........................................................           33,325            32,400
  Prepaid expenses and other current assets ..........................            9,859             7,611
                                                                           ------------      ------------
        Total current assets .........................................          125,380           116,377
Property, plant and equipment, net ...................................           33,104            31,485
Goodwill, net ........................................................           79,356            78,977
Deferred income tax assets, net ......................................            2,846             2,984
Other assets, net ....................................................            1,584             1,772
                                                                           ------------      ------------
        Total assets .................................................     $    242,270      $    231,595
                                                                           ============      ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt .............................     $     14,558      $      7,097
  Accounts payable ...................................................           42,094            36,074
  Accrued expenses and other .........................................           34,826            37,243
  Customer advances ..................................................              536             1,354
                                                                           ------------      ------------
        Total current liabilities ....................................           92,014            81,768
Long-term debt, excluding current installments .......................           30,640            45,257
Postretirement benefit and other long-term liabilities ...............           12,544            12,718
                                                                           ------------      ------------
        Total liabilities ............................................          135,198           139,743
                                                                           ------------      ------------

Series B redeemable convertible preferred stock (aggregate
  redemption value of $15,000), $.01 par value. 15,000 shares
  authorized, issued and outstanding  (net of issuance costs) ........           14,101                --

Stockholders' equity:
  Preferred stock $.01 par value. Authorized 5,000,000 shares
    (of which 500,000 are authorized under Series A and 15,000 are authorized under Series B); no shares issued and
    outstanding (except Series B shares above) .......................               --                --
  Series A preferred stock, $.01 par value. Authorized 500,000
    shares; no shares issued and outstanding .........................               --                --
  Common stock, $.01 par value. Authorized
    50,000,000 shares; issued and outstanding 15,803,797 shares
    as of March 31, 2003 and December 31, 2002, respectively .........              158               158
  Additional paid-in capital .........................................           97,223            97,223
  Accumulated earnings ...............................................            8,764             8,734
  Treasury stock, 795,692 shares at cost as of March 31, 2003
    and December 31, 2002 ............................................           (7,182)           (7,182)
  Accumulated other comprehensive loss ...............................           (2,266)           (3,395)
  Notes receivable from officers and stockholders ....................           (3,726)           (3,686)
                                                                           ------------      ------------
        Total stockholders' equity ...................................           92,971            91,852
                                                                           ------------      ------------
Commitments and contingencies
        Total liabilities and stockholders' equity ...................     $    242,270      $    231,595
                                                                           ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     --------------------------------
                                                                          2003               2002
                                                                     -------------      -------------
Revenues .......................................................     $      68,013      $      73,578
Cost of goods sold .............................................            52,202             55,315
                                                                     -------------      -------------
          Gross profit .........................................            15,811             18,263
Selling, general and administrative expense ....................            12,644             13,545
Depreciation and amortization expense ..........................             1,230              1,159
Interest expense ...............................................             1,062              1,017
Interest cost on postretirement benefit liability ..............               209                122
Interest income ................................................               (49)               (56)
Other, net .....................................................               576               (397)
                                                                     -------------      -------------
          Income before income taxes and cumulative
             effect of change in accounting principle ..........               139              2,873
Income tax provision ...........................................                50              1,100
                                                                     -------------      -------------
     Net income before cumulative effect of
          change in accounting principle .......................                89              1,773
Cumulative effect of change in accounting principle
    (net of tax benefit of $18) ................................                34                 --
                                                                     -------------      -------------
          Net income ...........................................     $          55      $       1,773
                                                                     =============      =============
Earnings per share--basic:
Net income before cumulative effect of change in
   accounting principle ........................................     $          --      $        0.11

Cumulative effect of change in accounting principle ............                --                 --
                                                                     -------------      -------------
          Net income ...........................................     $          --      $        0.11
                                                                     =============      =============
Earnings per share--diluted:
Net income before cumulative effect of change in
   accounting principle ........................................     $          --      $        0.11
Cumulative effect of change in accounting principle ............                --                 --
                                                                     -------------      -------------
          Net income ...........................................     $          --      $        0.11
                                                                     =============      =============

Basic weighted average number of shares of
  common stock outstanding .....................................            15,804             15,804
Diluted weighted average number of shares
  of common stock outstanding ..................................            15,874             15,936

See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      ------------------------------
                                                                          2003             2002
                                                                      ------------      ------------
Cash flows from operating activities:
  Net income ....................................................     $         55      $      1,773
  Adjustments to reconcile net income to net cash
     used in operating activities:
     Cumulative effect of change in accounting principle ........               34                --
     Deferred income tax expense ................................              125               101
     Depreciation and amortization expense ......................            1,230             1,159
     Non-cash interest income ...................................              (40)              (56)
     Interest cost on postretirement benefit liability ..........              209               122
     Gain on the sale of property, plant and equipment ..........             (231)               (8)
     Change in assets and liabilities:
       Increase in trade accounts receivable ....................           (6,575)           (8,774)
       (Increase) decrease in inventories .......................             (653)            1,159
       (Increase) decrease in prepaid expense and other
          current assets ........................................           (1,985)              793
       Increase in long-term assets .............................             (119)              (61)
       Increase in accounts payable .............................            6,921             1,569
       Increase (decrease) in accrued expenses and
          other .................................................           (2,307)              455
       Decrease in customer advances ............................             (818)           (5,008)
                                                                      ------------      ------------
          Net cash used in operating activities .................           (4,154)           (6,776)
                                                                      ------------      ------------
Cash flows from investing activities:
  Capital expenditures for property, plant and
       equipment ................................................           (3,072)           (1,480)
  Proceeds from the sale of property, plant and
       equipment ................................................              618                23
  Acquisitions, net .............................................               --              (242)
                                                                      ------------      ------------
          Net cash used in investing activities .................           (2,454)           (1,699)
                                                                      ------------      ------------
Cash flows from financing activities:
  Change in bank overdrafts .....................................             (989)              406
  Net borrowings (repayments) under long-term revolving
    credit facilities ...........................................           (5,592)            7,697
  Repayments of long-term debt ..................................           (1,775)           (1,750)
  Borrowings of long-term debt ..................................               --             1,460
  Proceeds from the issuance of preferred stock, net ............           14,101                --
  Payments on postretirement benefit liability ..................             (374)             (562)
  Other, net ....................................................              193               159
                                                                      ------------      ------------
          Net cash provided by financing activities .............            5,564             7,410
                                                                      ------------      ------------
Effect of exchange rate changes on cash and cash
   equivalents ..................................................              637              (172)
                                                                      ------------      ------------
Change in cash and cash equivalents .............................             (407)           (1,237)
Cash and cash equivalents at beginning of period ................            1,689             3,093
                                                                      ------------      ------------
Cash and cash equivalents at end of period ......................     $      1,282      $      1,856
                                                                      ============      ============
Cash payments for:
  Interest ......................................................     $      1,022      $        644
  Income taxes ..................................................     $        340      $      1,238

See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated interim financial statements and related disclosures are unaudited and have been prepared by NATCO Group Inc. ("the Company" or "NATCO") pursuant to generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission. As permitted by these regulations, certain information and footnote disclosures that would typically be required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, the Company's management believes that these statements reflect all the normal recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented, so that these interim financial statements are not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filing for the year ended December 31, 2002.

    To prepare financial statements in accordance with generally accepted accounting principles, the Company's management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses incurred during the reporting period. Actual results could differ from those estimates. Furthermore, certain reclassifications have been made to fiscal year 2002 amounts in order to present these results on a comparable basis with amounts for fiscal year 2003. These reclassifications had no impact on net income.

    References to "NATCO" and "the Company" are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

(2) EMPLOYEE STOCK OPTIONS

    The Company accounts for its employee stock option plans by applying the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. If entities continued to apply the provision of APB Opinion No. 25, pro forma net income and earnings per share disclosures would be required for all employee stock option grants made in 1995 and subsequent years, as if the fair value-based method defined in SFAS No. 123 had been applied. In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment to FASB Statement No. 123," was issued and provided alternative methods to transition to the fair value method of accounting for stock-based compensation, on a volunteer basis, and required additional disclosures at annual and interim reporting dates. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosures required by SFAS No. 123.

    The Company determines pro forma net income and earnings per share by applying the Black-Sholes Single Option--Reduced Term valuation method. This valuation model requires management to make highly subjective assumptions about volatility of NATCO's common stock, the expected term of outstanding stock options, the Company's risk-free interest rate and expected dividend payments during the contractual life of the options. These pro forma net earnings and earnings per share amounts for the quarters ended March 31, 2003 and 2002, summarize as follows:

                                                                        QUARTER            QUARTER
                                                                         ENDED              ENDED
                                                                        MARCH 31,          MARCH 31,
                                                                          2003              2002
                                                                      ------------      ------------
                                                                        (UNAUDITED, IN THOUSANDS,
                                                                        EXCEPT PER SHARE AMOUNTS)

Net income before cumulative effect of
change in accounting principle -- as reported ...................     $         89      $      1,773

Deduct:  Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects .............             (151)             (241)
                                                                      ------------      ------------
Pro forma net income (loss) .....................................     $        (62)     $      1,532
                                                                      ============      ============
Earnings (loss) per share:
   Basic -- as reported .........................................     $         --      $       0.11
   Basic -- pro forma ...........................................     $         --      $       0.10
   Diluted -- as reported .......................................     $         --      $       0.11
   Diluted -- pro forma .........................................     $         --      $       0.10

(3) CAPITAL STOCK AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On March 13, 2003, the Company executed an agreement, which subsequently closed on March 25, 2003, to issue 15,000 shares of its Series B Convertible Preferred Stock ("Series B Preferred Shares"), and warrants to purchase 248,800 shares of NATCO's common stock, to Lime Rock Partners II, L.P., a private investment fund, for an aggregate purchase price of $15.0 million. Of the aggregate purchase price, approximately $99,000 was allocated to the warrants. Proceeds from the issuance of these securities, net of related estimated issuance costs of approximately $800,000, were used to reduce the Company's outstanding revolving debt balances and for other general corporate purposes.

    Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which is payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder thereof, into (i) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares) at March 31, 2003, and (ii) a cash payment equal to the amount of dividends on such share that have accrued since the prior semi-annual dividend payment date. As of March 31, 2003, the Company accrued dividends payable of $25,000 related to the Series B Preferred Shares.

     In the event of a change in control, as defined in the agreement, each holder of the Series B Preferred Shares has the right to convert the Series B Preferred Shares into common stock or to cause the Company to redeem for cash some or all of the Series B Preferred Shares at an aggregate redemption price equal to the sum of (i) $1,000 (adjusted for stock splits, stock dividends, etc.) multiplied by the number of shares to be redeemed, plus (ii) an amount (not less than zero) equal to the product of $500 (adjusted for stock splits, stock dividends, etc.) multiplied by the aggregate number of the Series B Preferred Shares to be redeemed less the sum of the aggregate amount of dividends paid in cash since the issuance date, plus any gain on the related stock warrants. If the holder of the Series B Preferred Shares converts upon a change in control occurring on or before March 25, 2006, the holder would also be entitled to receive cash in an amount equal to the dividends that would have accrued through March 25, 2006 less the sum of the aggregate amount of dividends paid in cash through the date of conversion, and the aggregate amount of dividends accrued in prior periods but not yet paid.

    The Company has the right to redeem the Series B Preferred Shares for cash on or after March 25, 2008, at a redemption price per share equal to the face value of the Series B Preferred Shares plus the amount of dividends that have been accrued but not paid since the most recent semi-annual dividend payment date.

    Due to the cash redemption features upon a change in control as described above, the Series B Preferred Shares do not qualify for permanent equity treatment in accordance with the Emerging Issues Task Force Topic D-98:
"Classification and Measurement of Redeemable Securities," which specifically requires that permanent equity treatment be precluded for any security with redemption features that are not solely within the control of the issuer. Therefore, the Company has accounted for the Series B Preferred Shares as temporary equity in the accompanying balance sheet, as required by the SEC rules and regulations. No value has been assigned to the Company's right to redeem the Series B Preferred Shares on or after March 25, 2008.

     If the Series B Preferred Shares are converted under contingent redemption features, any redemption amount greater than carrying value would be recorded as a reduction of income available to common shareholders when the event becomes probable.

    If the Company fails to pay dividends or any redemption price due with respect to the Series B Preferred Shares for a period of sixty days following the payment date, the Company will be in default under the terms of such shares. During a default period, (1) the dividend rate on the Series B Preferred Shares would increase to 10.25%, (2) the holders of Series B Preferred Shares would have the right to elect or appoint a second director to the Board of Directors and (3) the Company would be restricted from paying dividends on, or redeeming or acquiring its common or other outstanding stock, with limited exceptions. If the Company fails to set aside or make payments in cash of any redemption price due with respect to the Series B Preferred Shares, and the holders elect, the Company's right to redeem the shares may be terminated.

    The warrants issued to Lime Rock Partners II, L.P. have an exercise price of $10.00 per share of common stock and expire on March 25, 2006. The Company can force the exercise of the warrants if NATCO's common stock trades above $13.50 per share for 30 consecutive days. The warrants contain a provision whereby the holder could require the Company to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The resulting liability of $99,000 was recorded at March 31, 2003. Changes in fair value in subsequent periods will be recorded as charges to net income during the period of the change.

    On January 1, 2002, all outstanding shares of the Company's Class B Common Stock, 334,719 shares, were converted automatically to Class A Common Stock, on a share for share basis, in accordance with the terms under which the Class B Common Stock was originally issued, resulting in a single class that was re-designated "Common Stock."

(4) EARNINGS PER SHARE

    The Company computed basic earnings per share by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period. Net income available to common shareholders at March 31, 2003, represented net income before cumulative effect of change in accounting principle less preferred stock dividends accrued. The Company determined diluted earnings per common and potential common share at March 31, 2003, as net income before the cumulative effect of change in accounting principle divided by the weighted average number of shares outstanding for the period, after applying the if-converted method to determine any incremental shares associated with convertible preferred stock and warrants outstanding. Since the effect of the incremental shares associated with convertible preferred stock and warrants was anti-dilutive at March 31, 2003, these shares were not considered common and potential common shares for purposes of calculating earnings per share at March 31, 2003, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." However, outstanding employee stock options were considered potential common shares for purposes of this calculation. For the quarter ended March 31, 2003, 70,525 potential common shares related to employee stock options were included in diluted weighted average shares. Diluted shares for the quarter ended March 31, 2002 included potential common shares related to employee stock options of 132,402 shares. Anti-dilutive stock options were excluded from the calculation of potential common shares. If anti-dilutive shares were included for the quarters ended March 31, 2003 and 2002, the impact would have been a reduction of 465,598 shares and 252,141 shares, respectively. The following table presents the computation of basic and diluted earnings per common and potential common share at March 31, 2003 and 2002, respectively:

                                                                     FOR THE QUARTER ENDED MARCH 31, 2003
                                                                 --------------------------------------------
                                                                   INCOME          SHARES         PER-SHARE
                                                                 (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                                                 -----------    -------------     -----------
                                                                  (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE
                                                                                      AMOUNTS)
Income before cumulative effect of change in
   accounting principle ...................................      $        89
Less:  Preferred stock dividends accrued ..................              (25)
                                                                 -----------
BASIC EPS:
Income available to common stockholders before
   cumulative effect of change in accounting principle ....      $        64           15,804     $        --
                                                                                                  ===========
EFFECT OF DILUTIVE SECURITIES:
Stock options .............................................               --               70
                                                                 -----------     -----------
DILUTED EPS:
Income available to common stockholders before
   cumulative effect of change in accounting
   principle + assumed conversions ........................      $        64           15,874     $        --
                                                                 ===========      ===========     ===========

                                                                       FOR THE QUARTER ENDED MARCH 31, 2002
                                                                 ----------------------------------------------
                                                                    INCOME           SHARES          PER-SHARE
                                                                  (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                                 ------------     -------------    ------------
                                                                  (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE
                                                                                    AMOUNTS)
Income before cumulative effect of change in
   accounting principle ....................................     $      1,773
                                                                 ------------
BASIC EPS:
Income available to common stockholders before
   cumulative effect of change in accounting principle .....     $      1,773           15,804     $       0.11
                                                                                                   ============
EFFECT OF DILUTIVE SECURITIES:
Stock options ..............................................               --              132
                                                                 ------------     ------------
DILUTED EPS:
Income available to common stockholders before
   cumulative effect of change in accounting
   principle + assumed conversions .........................     $      1,773           15,936     $       0.11
                                                                 ============     ============     ============



(5) INVENTORIES

    Inventories consisted of the following amounts:

                                          MARCH 31,       DECEMBER 31,
                                            2003             2002
                                        ------------      ------------
                                        (UNAUDITED)
                                               (IN THOUSANDS)
Finished goods ....................     $     12,862      $     13,088
Work-in-process ...................            7,212             6,486
Raw materials and supplies ........           14,789            14,362
                                        ------------      ------------
  Inventories at FIFO .............           34,863            33,936
Excess of FIFO over LIFO cost .....           (1,538)           (1,536)
                                        ------------      ------------
                                        $     33,325      $     32,400
                                        ============      ============

(6) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Cost and estimated earnings on uncompleted contracts were as follows:

                                                                                MARCH 31,         DECEMBER 31,
                                                                                   2003              2002
                                                                                ------------      ------------
                                                                                (UNAUDITED)
                                                                                        (IN THOUSANDS)
Cost incurred on uncompleted contracts ....................................     $    108,296      $     87,586
Estimated earnings ........................................................           20,862            19,656
                                                                                ------------      ------------
                                                                                     129,158           107,242
Less billings to date .....................................................          102,342            87,187
                                                                                ------------      ------------
                                                                                $     26,816      $     20,055
                                                                                ============      ============
Included in the accompanying balance sheet under the captions:
  Trade accounts receivable ...............................................     $     26,927      $     20,262
  Advance payments ........................................................             (111)             (207)
                                                                                ------------      ------------
                                                                                $     26,816      $     20,055
                                                                                ============      ============




(7) CLOSURE AND OTHER

    As of December 31, 2002, the Company had recorded a liability totaling $304,000, related to certain restructuring costs incurred in connection with the closure of a manufacturing facility in Edmonton, Alberta, Canada. As of March 31, 2003, this liability totaled $249,000. The following table summarizes changes to the restructuring liability by cost type:

                                  BALANCE AT                           EFFECT OF        BALANCE AT
                                 DECEMBER 31,     AMOUNTS PAID       EXCHANGE RATE       MARCH 31,
                                    2002         AND ADJUSTMENTS        CHANGES            2003
                                -------------    ---------------     -------------     -------------
                                                    (UNAUDITED, IN THOUSANDS)

Employee severance              $          21     $          (7)     $           2     $          16
Lease termination and other               283               (65)                15               233
                                -------------     -------------      -------------     -------------
   Total                        $         304     $         (72)     $          17     $         249
                                =============     =============      =============     =============

    The accrual related to lease termination and other at March 31, 2003, included an adjustment of approximately $25,000, related to an agreement to sublet a portion of the facility to another tenant. The Company recorded non-operating expense associated with this restructuring plan of $233,000 during the quarter ended March 31, 2003, including equipment moving costs, employee relocations and certain severance cost totaling $116,000 that was not identified as a restructuring cost as of the plan date. The Company expects to continue to incur costs associated with this restructuring plan through June 30, 2003.

(8) LONG-TERM DEBT

    The consolidated borrowings of the Company were as follows:

                                                                                  MARCH 31,        DECEMBER 31,
                                                                                    2003               2002
                                                                                ------------      ------------
                                                                                 (UNAUDITED)

                                                                                    (IN THOUSANDS, EXCEPT
                                                                                         PERCENTAGES)
BANK DEBT
Term loan with variable interest rate (3.81% at March 31, 2003 and 4.21% at December 31, 2002) and quarterly payments of
  principal ($1,750) and interest, due March 15, 2006 .....................     $     36,000      $     37,750
Revolving credit bank loans with variable interest rate
  (4.77% at March 31, 2003 and 4.43% at December 31, 2002)
  and quarterly interest payments, due March 15, 2004 .....................            7,461             8,967
Promissory note with variable interest rate (4.60% at March 31,
  2003 and 4.65% at December 31, 2002) and quarterly payments
  of principal ($24) and interest, due February 8, 2007 ...................            1,362             1,387
Revolving credit bank loans (export sales facility) with variable interest rate (4.25% at March 31, 2003 and 4.25% at December 31,
   2002) and monthly interest payments, due July 23, payments, due
   July 23, 2004 ..........................................................              375             4,250
                                                                                ------------      ------------
    Total .................................................................     $     45,198      $     52,354
    Less current installments .............................................          (14,558)           (7,097)
                                                                                ------------      ------------
       Long-term debt .....................................................     $     30,640      $     45,257
                                                                                ============      ============

    The Company maintains a credit facility that consists of a $50.0 million term loan, a $30.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $10.0 million U.K. revolving facility. The term loan matures on March 15, 2006, and each of the revolving facilities matures on March 15, 2004.

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

    Amounts borrowed under the term loan bear interest at a rate of 3.81% per annum as of March 31, 2003. Amounts borrowed under the revolving portion of the facility bear interest at a rate based upon the ratio of Funded Debt to EBITDA and ranging from, at the Company's election, (1) a high of the London Inter-bank Borrowing Rate ("LIBOR") plus 3.00% to a low of LIBOR plus 1.75% or, (2) a high of a base rate plus 1.50% to a low of a base rate plus 0.25%.

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

     On February 6, 2002, the Company borrowed $1.5 million under a long-term promissory note. This note accrues interest at the 90-day LIBOR plus 3.25% per annum, and requires quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002, with a final balloon payment due February 2007. This promissory note is collateralized by a manufacturing facility in Magnolia, Texas that the Company purchased in the fourth quarter of 2001.

    The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which borrowings of $375,000 were outstanding at March 31, 2003. Letters of credit outstanding under the export sales credit facility as of March 31, 2003 totaled $170,000. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2004.

    On March 31, 2003, the Company was in compliance with all restrictive debt covenants. NATCO had letters of credit outstanding under the revolving credit facilities totaling $17.9 million at March 31, 2003. These letters of credit support contract performance and warranties and expire at various dates through January 2006.

    The Company had unsecured letters of credit, guarantees and bonds totaling $432,000 at March 31, 2003.

 (9) INCOME TAXES

    NATCO's effective income tax rate for the quarter ended March 31, 2003 was 35.7%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials, losses in foreign subsidiaries and certain permanent book-to-tax differences.

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

    The accounting policies of the reportable segments were consistent with the policies used to prepare the Company's condensed consolidated financial statements for the respective periods presented. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization and accounting changes. Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                     NORTH                          AUTOMATION
                                                    AMERICAN       ENGINEERED        & CONTROL       CORPORATE &
                                                   OPERATIONS        SYSTEMS          SYSTEMS          OTHER              TOTAL
                                                  ------------     ------------     ------------     ------------      ------------
                                                                            (UNAUDITED, IN THOUSANDS)
THREE MONTHS ENDED
 MARCH 31, 2003

Revenues from unaffiliated customers ........     $     27,965     $     26,016     $     14,032     $         --      $     68,013
Inter-segment revenues ......................              650               30            1,209           (1,889)               --
Segment profit (loss) .......................            1,264              972            1,319             (964)            2,591
Total assets ................................           94,793          113,544           21,277           12,656           242,270
Capital expenditures ........................            2,483              489               99                1             3,072
Depreciation and amortization ...............              575              473               93               89             1,230

THREE MONTHS ENDED
  MARCH 31, 2002

Revenues from unaffiliated customers ........     $     38,288     $     24,797     $     10,493     $         --      $     73,578
Inter-segment revenues ......................               88              312            1,372           (1,772)               --
Segment profit (loss) .......................            3,928            1,336              912           (1,061)            5,115
Total assets ................................          101,381          104,378           21,507           11,711           238,977
Capital expenditures ........................              623              543              228               86             1,480
Depreciation and amortization ...............              667              296               95              101             1,159

The following table reconciles total segment profit to net income before cumulative effect of change in accounting principle:

                                                      FOR THE QUARTER ENDED MARCH 31,
                                                      -------------------------------
                                                          2003               2002
                                                       ------------     -------------
                                                                (UNAUDITED)

Total segment profit .............................     $      2,591     $      5,115
Net interest expense .............................            1,222            1,083
Income taxes .....................................               50            1,100
Depreciation and amortization ....................            1,230            1,159
                                                       ------------     ------------
   Net income before cumulative effect of
     change in accounting principle ..............     $         89     $      1,773
                                                       ============     ============

 (11) COMMITMENTS AND CONTINGENCIES

    The Porta-Test International, Inc. purchase agreement, executed in January 2000, contains a provision to calculate a payment to certain former stockholders of Porta-Test Systems, Inc. for a three-year period ended January 23, 2003, based upon sales of a limited number of specified products designed by or utilizing technology that existed at the time of the acquisition. Liability under this arrangement is contingent upon attaining certain performance criteria, including gross margins and sales volumes for the specified products. If applicable, payment is required annually. In January 2002, the Company accrued $219,000 under this arrangement for the twelve-month period ended January 23, 2002, resulting in an increase in goodwill, of which $197,000 was paid in August 2002. No accrual was recorded under this arrangement for the twelve-month period ended January 23, 2003.

(12) GOODWILL IMPAIRMENT TESTING

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

    The Company adopted SFAS No. 142 on January 1, 2002. Intangible assets subject to amortization under the pronouncement as of March 31, 2003 and 2002 are summarized in the following table:


                                         AS OF MARCH 31, 2003             AS OF MARCH 31, 2002
                                   -----------------------------     -----------------------------
                                       GROSS                            GROSS
                                     CARRYING       ACCUMULATED       CARRYING        ACCUMULATED
TYPE OF INTANGIBLE ASSET              AMOUNT        AMORTIZATION       AMOUNT         AMORTIZATION
------------------------------     ------------     ------------     ------------     ------------
                                                       (UNAUDITED, IN THOUSANDS)

Deferred financing fees ......     $      3,324     $      2,157     $      2,953     $      1,370
Patents ......................              152               24              101               10
Other .......................               299              208              267              128
                                   ------------     ------------     ------------     ------------
  Total ......................     $      3,775     $      2,389     $      3,321     $      1,508
                                   ============     ============     ============     ============


    Amortization and interest expense of $219,000 and $184,000 were recognized related to these assets for the quarters ended March 31, 2003 and 2002, respectively. The estimated aggregate amortization and interest expense for these assets for each of the following five fiscal years is: 2003--$632,000; 2004--$390,000; 2005--$348,000; 2006--$153,000; and 2007--$27,000. For segment reporting purposes, these intangible assets and the related amortization expense were recorded under "Corporate and Other."

    Goodwill was the Company's only intangible asset that required no periodic amortization as of the date of the adoption of SFAS No. 142. Net goodwill at March 31, 2003 was $79.4 million. The Company tested impairment of goodwill at December 31, 2002 and management determined that goodwill was not impaired.

(13) CHANGE IN ACCOUNTING PRINCIPLE

    Effective January 1, 2003, NATCO recorded the cumulative effect of change in accounting principle related to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard required the Company to record the fair value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets, was incurred. In addition, the standard requires the Company to record a corresponding asset that will be depreciated over the life of the asset that gave rise to the liability. Subsequent to the initial measurement of the asset retirement obligation, the Company will be required to adjust the related liability at each reporting date to reflect changes in estimated retirement cost and the passage of time. A loss of $34,000, net of tax, was recorded as of January 1, 2003, as a result of this change in accounting principle. The related asset retirement obligation and asset cost of $96,000, associated with an obligation to remove certain leasehold improvements upon termination of lease arrangements, including concrete pads and equipment. The asset cost will be depreciated over the remaining useful life of the related assets. There was no significant change in the asset or liability during the quarter ended March 31, 2003.

(14) NEW ACCOUNTING PRONOUNCEMENTS

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement amends existing guidance on reporting gains and losses on extinguishment of debt, prohibiting the classification of the gain or loss as extraordinary. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback arrangements. The Company adopted SFAS No. 145 with respect to the revision of Statement No. 13 on May 15, 2002, and with respect to the amendment of SFAS No. 4, on January 1, 2003, with no material impact on the Company's financial condition or results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities," which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 became effective for the Company on January 1, 2003. The adoption of SFAS No. 146 had no material impact on the Company's financial condition or results of operations.

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation taken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. Application of this interpretation did not have a material impact on the Company's financial condition or results of operations.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment to FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods to transition, on a volunteer basis, to the fair value method of accounting for stock-based employee compensation. Additionally, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain disclosure modifications are required for fiscal years ending after December 31, 2002, if a transition to SFAS No. 123 is elected. The Company has not elected transition to SFAS No. 123 as of March 31, 2003. See Note 2, Employee Stock Options.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement provides additional guidance to account for derivative instruments, including certain derivative instruments embedded in other contracts as well as hedging activities under SFAS No. 133. This pronouncement becomes effective for new contract arrangements and hedging transactions entered into after June 30, 2003, with exceptions for certain SFAS No. 133 implementation issues begun prior to June 15, 2003. The Company has not yet determined the impact that this pronouncement will have on its financial condition or results of operations.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Management's Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this document include, but are not limited to, discussions regarding indicated trends in the level of oil and gas exploration and production and the effect of such conditions on our results of operations (see "--Industry and Business Environment"), future uses of and requirements for financial resources (see "--Liquidity and Capital Resources"), and anticipated backlog levels for 2003 (see "--Liquidity and Capital Resources"). Our expectations about our business outlook, customer spending, oil and gas prices, our business environment and that of the industry in general are only our expectations regarding these matters. Actual results may differ materially from those expressed in the forward-looking statements for reasons including, but not limited to; market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of the Organization of Petroleum Exporting Countries ("OPEC"), conflict involving the United States or in major petroleum producing or consuming regions, acts of terrorism, the development of technology which could lower overall finding and development costs, weather patterns and the overall condition of capital and equity markets for countries in which we operate.

    The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers also are urged to review and consider carefully the various disclosures advising interested parties of the factors that affect our business, including without limitation, the disclosures made under the caption "Risk Factors" and the other factors and risks discussed in our Annual Report on Form 10-K as of December 31, 2002, and in subsequent reports filed with the Securities and Exchange Commission. We expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any forward-looking statement is based.

OVERVIEW

    References to "NATCO" "we" and "our" are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

    We organize our operations into three separate business segments: North American operations, a segment that primarily provides traditional, standard and small custom production equipment and components, replacement parts, used equipment and components, equipment servicing and field operating support including operations of our domestic membrane facility; Engineered Systems, a segment that primarily provides customized and more complex technological equipment, large scale integrated oil and gas production systems, and equipment and services provided by certain international operations, including Axsia; and Automation and Control Systems, a segment that provides control panels and systems that monitor and control oil and gas production, as well as installation and start-up and other field services related to instrumentation and electrical systems.

CRITICAL ACCOUNTING POLICIES

    Our management makes certain estimates and assumptions in preparing our consolidated financial statements that affect the results reported in the accompanying notes. We base these estimates and assumptions on historical experience and on future expectations that we believe to be reasonable under the circumstances. Note 2 to the consolidated financial statements filed in our Annual Report on Form 10-K at December 31, 2002, contains a summary of our significant accounting policies. We believe the following accounting policies are the most critical in the preparation of our condensed consolidated financial statements:

    Revenue Recognition: Percentage-of-Completion Method. We recognize revenues from significant contracts (greater than $250,000 and longer than four months in duration) and certain automation and controls contracts and orders on the percentage-of-completion method of accounting. Earned revenue is based on the percentage that costs incurred to date relate to total estimated costs of the project, after giving effect to the most recent estimates of total cost. The timing of costs incurred, and therefore recognition of revenue, could be affected by various internal or external factors including, but not limited to: changes in project scope (change orders), changes in productivity, scheduling, the cost and availability of labor, the cost and availability of raw materials, the weather, client delays in providing approvals at benchmark stages of the project and the timing of deliveries from third-party providers of key components. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenues reflect the original contract price adjusted for agreed claims and change order revenues, if applicable. Losses expected to be incurred on the jobs in progress, after consideration of estimated probable minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Claims for additional contract revenue are recognized if it is probable that the claim will result in additional revenue and the amount can be reliably estimated. We generally recognize revenue and earnings to which the percentage-of-completion method applies over a period of two to six quarters. In the event a project is terminated by our customer before completion, our customer is liable for costs incurred under the contract. We believe that our operating results should be evaluated over a term of several years to evaluate performance under long-term contracts, after all change orders, scope changes and cost recoveries have been negotiated and realized. We record revenues and profits on all other sales as shipments are made or services are performed.

    Impairment Testing: Goodwill. As required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we evaluate goodwill annually for impairment by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required by SFAS No. 142, we identify separate reportable units for purposes of this evaluation. In determining carrying value, we segregate assets and liabilities that, to the extent possible, are clearly identifiable by specific reportable unit. All inter-company receivables/payables are excluded. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reportable unit, are allocated based on the ratio of each unit's net assets relative to total net assets. The fair value is then compared to the carrying value of the reportable unit to determine whether or not impairment has occurred at the reportable unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit's assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, we would record an impairment charge for that amount. No impairment charge was recorded at December 31, 2002, and no indications of impairment were noted during the three months ended March 31, 2003. Net goodwill was $79.4 million and $79.0 million at March 31, 2003 and December 31, 2002, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") approved SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. This pronouncement requires that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated on an impairment basis. Intangible assets with a defined term, such as patents, would continue to be amortized over the useful life of the asset. We adopted SFAS No. 142 on January 1, 2002, and continued to amortize certain net assets totaling $1.4 million at March 31, 2003, and recorded amortization and interest expense related to those assets for the quarter ended March 31, 2003 of $219,000. We ceased periodic amortization of goodwill on the date of adoption.

    In accordance with SFAS No. 142, we tested impairment of goodwill as of December 31, 2002. Based upon the testing performed, we determined that goodwill was not impaired. Goodwill will be tested for impairment annually on December
31. No indications of impairment were noted during the three months ended March 31, 2003. Therefore, no impairment charge was recorded under SFAS No. 142 for the quarter ended March 31, 2003.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides guidance on reporting and accounting for obligations associated with the retirement of long-lived tangible assets and the related retirement costs. This standard is effective for financial statements issued for fiscal years beginning after June 15, 2002. On January 1, 2003, we adopted this pronouncement and recorded a loss of $34,000, net of tax effect, as the cumulative effect of change in accounting principle. In addition, we recorded an asset retirement obligation liability and asset cost of $96,000, associated with an obligation to remove certain leasehold improvements upon termination of lease arrangements, including concrete pads and equipment. The asset cost will be depreciated over the remaining useful life of the related assets.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 became effective and was adopted on January 1, 2003, with no material impact on our financial condition or results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities," which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 became effective on January 1, 2003. The adoption of SFAS No. 146 had no material impact on our financial condition or results of operations.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement provides additional guidance to account for derivative instruments, including certain derivative instruments embedded in other contracts as well as hedging activities under SFAS No. 133. This pronouncement becomes effective for new contract arrangements and hedging transactions entered into after June 30, 2003, with exceptions for certain SFAS No. 133 implementation issues begun prior to June 15, 2003. We have not yet determined the impact that this pronouncement will have on our financial condition or results of operations.

INDUSTRY AND BUSINESS ENVIRONMENT

    As a leading provider of wellhead process equipment, systems and services used in the production of crude oil and natural gas, our revenues and results of operations are closely tied to demand for oil and gas products and spending by oil and gas companies for exploration and development of oil and gas reserves. These companies generally invest more in exploration and development efforts during periods of favorable oil and gas commodity prices, and invest less during periods of unfavorable oil and gas prices. As supply and demand change, commodity prices fluctuate producing cyclical trends in the industry. During periods of lower demand, revenues for service providers such as NATCO generally decline, as existing projects are completed and new projects are postponed. During periods of recovery, revenues for service providers can lag behind the industry due to the timing of new project awards.

    Changes in commodity prices have impacted our business over the past several years. The following table summarizes the price of domestic crude oil per barrel and the wellhead price of natural gas per thousand cubic feet ("mcf") for the quarters ended March 31, 2003 and 2002, as well as averages for the years ended December 31, 2002 and 2001, derived from published reports by the U.S. Department of Energy, and the rotary rig count, as published by Baker Hughes Incorporated.

                                                             THREE MONTHS ENDED                    YEAR ENDED
                                                                  MARCH 31,                        DECEMBER 31,
                                                      --------------------------------     -----------------------------
                                                          2003                2002             2002             2001
                                                      ------------        ------------     ------------     ------------
Average price of crude oil per barrel in the U.S.     $      31.21(a)     $      17.64     $      22.51     $      21.86
Average wellhead price of natural gas per mcf in      $       4.14(a)     $       2.34     $       2.95     $       4.12
  the U.S.
Average North American rig count                             1,389               1,191            1,093            1,497

----------

    (a) Calculated using actual and projected data from the U.S. Department of Energy

    At March 31, 2003, the spot price of West Texas Intermediate crude oil per barrel was $30.43 per barrel, the price of natural gas was $5.00 per mcf, and the North American rig count was 1,250. At April 30, 2003, the spot price of West Texas Intermediate crude oil was $28.43 per barrel, the price of Henry Hub natural gas was $5.35 per mcf, as per the New York Mercantile Exchange, and the North American rig count was 1,084, per Baker Hughes Incorporated. These spot prices reflect the overall volatility of oil and gas commodity prices in the current and recent periods.

    Historically, we have viewed operating rig counts as a benchmark of spending in the oil and gas industry for exploration and development efforts. Our traditional equipment sales and services business generally correlates to changes in rig activity, but tends to lag behind the North American rig count trend. With the North American rig count increasing significantly in the first quarter of 2003, we expect traditional equipment and services in the U.S. and Canada to show improving results during the second half of 2003.

    The following discussion of our historical results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

    Revenues. Revenues of $68.0 million for the three months ended March 31, 2003 decreased $5.6 million, or 8%, from $73.6 million for the three months ended March 31, 2002. The following table summarizes revenues by business segment for the quarters ended March 31, 2003 and 2002, respectively.

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                        ------------------------------
                                                                                               PERCENTAGE
                                            2003              2002              CHANGE           CHANGE
                                        ------------      ------------      ------------      ------------
                                                                   (UNAUDITED)
                                                  (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)

North American Operations .........     $     28,615      $     38,376      $     (9,761)              (25%)
Engineered Systems ................           26,046            25,109               937                 4%
Automation and Control Systems ....           15,241            11,865             3,376                28%
Corporate and Other ...............           (1,889)           (1,772)             (117)               (7%)
                                        ------------      ------------      ------------
          Total ...................     $     68,013      $     73,578      $     (5,565)               (8%)
                                        ============      ============      ============

    North American Operations revenues decreased $9.8 million, or 25%, for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, despite a 17% increase in the number of operating rotary rigs in North America, from an average of 1,191 rigs for the quarter ended March 31, 2002 to an average of 1,389 rigs for the quarter ended March 31, 2003. We experienced a decline in demand primarily for our traditional equipment and services due to the timing of project awards and a decline in new project bookings. Revenues related to our Canadian operations also declined, with fewer projects in progress in 2003 compared to 2002. Inter-segment revenues for this business segment were $650,000 for the quarter ended March 31, 2003, as compared to $88,000 for the quarter ended March 31, 2002.

    Revenues for the Engineered Systems segment increased $937,000, or 4%, for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002. This increase was primarily due to an increase in revenues contributed by our U.K.-based operations, which provided $14.1 million of revenues for the quarter ended March 31, 2003 as compared to $9.8 million for the quarter ended March 31, 2002. Partially offsetting this increase was a decline in other engineered systems projects. Engineered Systems revenues of $26.0 million for the quarter ended March 31, 2003 included approximately $30,000 of inter-segment revenues, as compared to $312,000 of inter-segment revenues for the quarter ended March 31, 2002.

    Revenues for the Automation and Control Systems segment increased $3.4 million, or 28%, for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002. This increase in revenues was the result of more large projects in progress during 2003 relative to the first quarter of 2002, including several deep-water projects in the Gulf of Mexico as well as control system and implementation projects in West Africa and Thailand. Inter-segment sales declined from $1.4 million for the quarter ended March 31, 2002 to $1.2 million for the quarter ended March 31, 2003.

    The change in revenues for Corporate and Other represents the elimination of inter-segment revenues as discussed above.

    Gross Profit. Gross profit for the quarter ended March 31, 2003 decreased $2.5 million, or 13%, to $15.8 million, compared to $18.3 million for the quarter ended March 31, 2002. As a percentage of revenue, gross margins declined from 25% for the quarter ended March 31, 2002 to 23% for the quarter ended March 31, 2003. The following table summarizes gross profit by business segment for the quarters then ended:

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                        -----------------------------
                                                                                              PERCENTAGE
                                           2003              2002            CHANGE            CHANGE
                                        ------------     ------------     ------------      ------------
                                                                               (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)

North American Operations .........     $      7,354     $     10,250     $     (2,896)              (28%)
Engineered Systems ................            5,871            5,852               19                --
Automation and Control Systems ....            2,586            2,161              425                20%
                                        ------------     ------------     ------------
          Total ...................     $     15,811     $     18,263     $     (2,452)              (13%)
                                        ============     ============     ============


    Gross profit for the North American Operations business segment decreased $2.9 million, or 28%, for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, due to a 25% decline in revenues for the respective periods. As a percentage of revenue, gross margins were 26% and 27% for the quarters ended March 31, 2003 and 2002, respectively.

    Gross profit for the Engineered Systems segment for the quarter ended March 31, 2003 remained relatively constant with gross profit earned for the quarter ended March 31, 2002, despite a 4% increase in revenues for the business segment for the respective periods. Gross margin as a percentage of revenues for Engineered Systems was 22.5% and 23.3% for the quarters ended March 31, 2003 and 2002, respectively.

    Gross profit for the Automation and Control Systems segment increased $425,000, or 20%, for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, due primarily to a 28% increase in revenues for the respective period. Gross margin as a percentage of revenue for the quarters ended March 31, 2003 and 2002, was 17% and 18%, respectively.

    Selling, General and Administrative Expense. Selling, general and administrative expense of $12.6 million decreased $901,000, or 7%, for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002. This decrease was primarily related to cost savings resulting from certain restructuring activities in the U.S. and Canada, including the closure of a manufacturing facility in Canada during late 2002 and overall headcount reductions, from 1,831 employees at March 31, 2002 to 1,721 employees at March 31, 2003.

    Depreciation and Amortization Expense. Depreciation and amortization expense of $1.2 million for the quarter ended March 31, 2003, increased $71,000, or 6%, compared to the results for the quarter ended March 31, 2002. Depreciation expense of $1.2 million for the quarter ended March 31, 2003, increased $73,000, or 6%, as compared to the respective period for 2002, related to the addition of capital assets purchased and constructed during 2002, including a significant expansion of the Sacroc gas processing facility. Amortization expense of $23,000 for the quarter ended March 31, 2003 was consistent with the results for the respective period in 2002.

    Interest Expense. Interest expense of $1.1 million for the quarter ended March 31, 2003, increased $45,000, or 4%, from $1.0 million for the quarter ended March 31, 2002.

    Other, net. Other, net was $576,000 for the quarter ended March 31, 2003 and included severance and relocation costs associated with reductions in force in the U.S. and the consolidation of operations at our Canadian subsidiary, as well as foreign exchange transaction losses, primarily on inter-company balances. Other, net for the quarter ended March 31, 2002 represented net foreign currency exchange transaction gains of $397,000, primarily related to our U.K.-based operations.

    Provision for Income Taxes. Income tax expense for the quarter ended March 31, 2003 was $50,000 compared to $1.1 million for the quarter ended March 31, 2002. The primary reason for this decrease in tax expense was a decline in income before income taxes from $2.9 million for the quarter ended March 31, 2002 to $139,000 for the quarter ended March 31, 2003. The effective tax rate declined from 38.3% for the first quarter of 2002 to 35.7% for the first quarter of 2003, as a larger percentage of pre-tax income was earned by subsidiaries in lower tax jurisdictions in 2003 relative to 2002.

    Cumulative Effect of Change in Accounting Principle. The cumulative effect of change in accounting principle of $34,000, net of tax effect, related to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," on January 1, 2003. See Recent Accounting Pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2003, we had cash and working capital of $1.3 million and $33.4 million, respectively, as compared to cash and working capital of $1.7 million and $34.6 million, respectively, at December 31, 2002.

    Net cash used in operating activities for the quarter ended March 31, 2003 was $4.2 million, compared to $6.8 million for the quarter ended March 31, 2002. Factors that contributed to the decline in cash used in operating activities during 2003 included a decrease in trade accounts receivable, an increase in trade accounts payable and customer advances, offset by a decline in net income and increase in other current assets.

    Net cash used in investing activities for the quarter ended March 31, 2003 was $2.5 million, of which $3.1 million was used for capital expenditures, partially offset by proceeds from the sale of fixed assets totaling $618,000. For the quarter ended March 31, 2002, cash used in investing activities was $1.7 million and related primarily to capital expenditures.

    Net cash provided by financing activities for the quarter ended March 31, 2003 was $5.6 million. The primary source of funds for financing activities for the quarter ended March 31, 2003 was proceeds from the issuance of our Series B Convertible Preferred Stock and related warrants of $14.1 million, net of issuance costs, offset by repayments of long-term borrowings under our term loan facility and revolving credit facilities of $1.8 million and $5.6 million, respectively, as well as a decline in bank overdrafts of $989,000. Net cash provided by financing activities for the quarter ended March 31, 2002 was $7.4 million. The primary source of funds for financing activities during the quarter ended March 31, 2002 was borrowings of $7.7 million under our revolving credit facilities and borrowings of $1.5 million under a long-term promissory note arrangement related to the purchase of our Magnolia manufacturing facility, offset by repayments of $1.8 million under our term loan facility.

    We borrowed $1.5 million under a long-term promissory note arrangement on February 6, 2002. This note accrues interest at the 90-day London Inter-bank Offered Rate ("LIBOR") plus 3.25% per annum, and requires quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002, with a final balloon payment due February 2007. This promissory note is collateralized by our manufacturing facility in Magnolia, Texas that we purchased in the fourth quarter of 2001.

    We maintain a credit facility that consists of a $50.0 million term loan, a $30.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $10.0 million U.K. revolving facility. The term loan matures on March 15, 2006, and each of the revolving facilities matures on March 15, 2004. On or before that date, we expect to extend or refinance our loan agreements to have continued access to comparable credit facilities on reasonable terms.

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

    Borrowings outstanding under the term loan facility totaled $36.0 million at March 31, 2003, and bear interest at 3.81% per annum. Amounts borrowed under the revolving facilities bear interest at a rate based upon the ratio of Funded Debt to EBITDA and ranging from, at our election, (1) a high of LIBOR plus 3.00% to a low of LIBOR plus 1.75% or, (2) a high of a base rate plus 1.50% to a low of a base rate plus 0.25%.

    As of March 31, 2003, the weighted average interest rate of our borrowings under the revolving credit facilities was 4.77%.

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

    We had letters of credit outstanding under the revolving credit facilities of $17.9 million at March 31, 2003. These letters of credit support contract performance and warranties and expire at various dates through January 2006.

    We maintain a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which borrowings of $375,000 were outstanding as of March 31, 2003. Letters of credit outstanding under this facility at March 31, 2003 totaled $170,000. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2004.

    We had unsecured letters of credit, guarantees and bonds outstanding at March 31, 2003 of $432,000.

    Our sales backlog at March 31, 2003 was $82.8 million compared to $77.0 million at March 31, 2002. Backlog increased primarily in Engineered Systems, which offset a decline in bookings for traditional equipment sales and services in our North American Operations segment.

    On March 13, 2003, we executed an agreement, which subsequently closed on March 25, 2003, to issue 15,000 shares of our Series B Convertible Preferred Stock ("Series B Preferred Shares"), and warrants to purchase 248,800 shares of our common stock, to Lime Rock Partners II, L.P., a private investment fund, for an aggregate purchase price of $15.0 million. Of the aggregate purchase price, approximately $99,000 was allocated to the warrants. Proceeds from the issuance of these securities, net of related estimated issuance costs of approximately $800,000, were used to reduce our outstanding revolving debt balances and for other general corporate purposes.

    Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which is payable on

July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder thereof, into (i) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares at March 31, 2003), and (ii) a cash payment equal to the amount of dividends on such share that have accrued since the prior semi-annual dividend payment date. As of March 31, 2003, we accrued dividends payable of $25,000 related to the Series B Preferred Shares.

    In the event of a change in control, as defined in the agreement, each holder of the Series B Preferred Shares has the right to convert the Series B Preferred Shares into common stock or to cause the Company to redeem for cash some or all of the Series B Preferred Shares at an aggregate redemption price equal to the sum of (i) $1,000 (adjusted for stock splits, stock dividends, etc.) multiplied by the number of shares to be redeemed, plus (ii) an amount (not less than zero) equal to the product of $500 (adjusted for stock splits, stock dividends, etc.) multiplied by the aggregate number of Series B Preferred Shares to be redeemed less the sum of the aggregate amount of dividends paid in cash since the issuance date, plus any gain on the related stock warrants. If the holder of the Series B Preferred Shares converts upon a change in control occurring on or before March 25, 2006, the holder would also be entitled to receive cash in an amount equal to the dividends that would have accrued through March 25, 2006 less the sum of the aggregate amount of dividends paid in cash through the date of conversion, and the aggregate amount of dividends accrued in prior periods but not yet paid.

    We have the right to redeem the Series B Preferred Shares for cash on or after March 25, 2008, at a redemption price per share equal to the face value of the Series B Preferred Shares plus the amount of dividends that have been accrued but not paid since the most recent semi-annual dividend payment date.

    Due to the cash redemption features upon a change in control as described above, the Series B Preferred Shares do not qualify for permanent equity treatment in accordance with the Emerging Issues Task Force Topic D-98:
"Classification and Measurement of Redeemable Securities," which specifically requires that permanent equity treatment be precluded for any security with redemption features that are not solely within the control of the issuer. Therefore, we have accounted for the Series B Preferred Shares as temporary equity in the accompanying balance sheet, as required by the SEC rules and regulations. No value has been assigned to our right to redeem the Series B Preferred Shares on or after March 25, 2008.

    If the Series B Preferred Shares are redeemed under contingent redemption features, any redemption amount greater than carrying value would be recorded as a reduction of income available to common shareholders when the event becomes probable.

    If we fail to pay dividends or any redemption price due with respect to the Series B Preferred Shares for a period of sixty days following the payment date, we will be in default under the terms of such shares. During a default period,
(1) the dividend rate on the Series B Preferred Shares would increase to 10.25%,
(2) the holders of Series B Preferred Shares would have the right to elect or appoint a second director to the Board of Directors and (3) we would be restricted from paying dividends on, or redeeming or acquiring our common or other outstanding stock, with limited exceptions. If we fail to set aside or make payments in cash of any redemption price due with respect to the Series B Preferred Shares, and the holders elect, our right to redeem the shares may be terminated.

    The warrants issued to Lime Rock Partners II, L.P. have an exercise price of $10.00 per share of common stock and expire on March 25, 2003. We can force the exercise of the warrants if our common stock trades above $13.50 per share for 30 consecutive days. The warrants contain a provision whereby the holder could require us to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The resulting liability of $99,000 was recorded at March 31, 2003. Changes in fair value in subsequent periods will be recorded as charges to net income during the period of the change.

    At March 31, 2003, available borrowing capacity under the term loan and revolving credit agreement and the export sales credit agreement were $24.4 million and $5.3 million, respectively. We were in compliance with all restrictive debt covenants in our loan agreements as of March 31, 2003. Under our agreement, certain of our debt covenants become more restrictive at June 30, 2003, and we may not be in compliance with such covenants at that date. We may be required to request amendments or waivers of some or all of these covenants in the future. We believe these amendments or waivers can be obtained, if necessary, on reasonable terms. If we are unable to obtain a waiver on reasonable terms, we would be required to classify our term loan as a current obligation and we may be required to amend the terms of our credit facility or seek alternative financing. Although no assurances can be given, we believe that our operating cash flow, supported by our borrowing capacity, will be adequate to fund operations for at least the next twelve months. Should we decide to pursue acquisition opportunities, the determination of our ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our operations are conducted around the world in a number of different countries. Accordingly, future earnings are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Canada and the U.K. In Canada, most contracts are denominated in Canadian dollars, and most of the costs incurred are in Canadian dollars, which mitigates risks associated with currency fluctuations. In the U.K., many of our sales contracts and material purchases are denominated in a currency other than British pounds sterling, primarily U.S. dollars and euros, whereas our engineering and overhead costs are principally denominated in British pounds sterling. Consequently, we have currency risk in our U.K. operations. No forward contracts or other currency-related derivative hedge arrangements existed at March 31, 2003, and we do not currently intend to enter into such contracts or arrangements as part of our currency risk management strategy.

    The warrants issued to the holders of our Series B Preferred Shares provide for a net-cash settlement in the event of a change in control, as defined in the warrants. Consequently, we use derivative accounting to record the warrant transaction. At March 31, 2003, we recorded a $99,000 liability, representing the fair value of this derivative arrangement. Fair value, as agreed with the counter-party to the agreement, was based on a pricing model that included subjective assumptions concerning the volatility of our common stock, the expected term that the warrants would be outstanding, an expected dividend rate of zero and an overall liquidity factor. At each reporting date, the liability will be adjusted to current fair value with any changes in fair value reported in earning during the period of change. As such, we may be exposed to certain income fluctuations based upon changes in the fair market value of this liability due to changes in the price of our common stock, as well as other factors.

    Our financial instruments are subject to changes in interest rates, including our revolving credit and term loan facilities and our working capital facility for export sales. At March 31, 2003, we had borrowings of $36.0 million outstanding under the term loan portion of the revolving credit and term loan facilities, at an interest rate of 3.81%. Borrowings, which bear interest at floating rates, outstanding under the revolving credit agreement at March 31, 2003, totaled $7.5 million. As of March 31, 2003, the weighted average interest rate of our borrowings under revolving credit facilities was 4.77%. Borrowings under the working capital facility for export sales at March 31, 2003 totaled $375,000 and accrued interest at 4.25%, while borrowings under the long-term arrangement secured by our Magnolia manufacturing facility totaled $1.4 million and accrued interest at 4.60%.

    Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. Assuming our current level of borrowings, a 100 basis point increase in interest rates under our variable interest rate facilities would decrease our current quarter net income and cash flow from operations by less than $100,000. In the event of an adverse change in interest rates, we could take action to mitigate our exposure. However, due to the uncertainty of actions that could be taken and the possible effects, this calculation assumes no such actions. Furthermore, this calculation does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

ITEM 4. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

    Members of our management team, including our chief executive officer and our principal financial officer (who currently is fulfilling the functions of chief financial officer), have reviewed our disclosure controls and procedures, as defined by the Securities and Exchange Commission in Rule 13a-14(c) of the Securities Exchange Act of 1934, within 90 days of this Quarterly Report on Form 10-Q, in an effort to evaluate the effectiveness of the design and operation of these controls. Based upon this review, our management has determined that disclosure controls and procedures operate such that important information is collected in a timely manner, provided to management and made known to our chief executive officer and chief financial officer (or officer performing the functions of the chief financial officer), as appropriate, to allow timely decisions regarding disclosure in our public filings.

    Furthermore, no significant changes have been made to our internal controls and procedures subsequent to March 31, 2003 but prior to filing this Quarterly Report on Form 10-Q, and no corrective actions are anticipated as we noted no significant deficiencies or material weaknesses in our control structure.

PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On March 13, 2003, we executed an agreement, which subsequently closed on March 25, 2003, to issue 15,000 shares of our Series B Convertible Preferred Stock ("Series B Preferred Shares"), and warrants to purchase 248,800 shares of our common stock, to Lime Rock Partners II, L.P., a private investment fund, for an aggregate purchase price of $15.0 million. Of the aggregate purchase price, approximately $99,000 was allocated to the warrants. Proceeds from the issuance of these securities, net of related estimated issuance costs of approximately $800,000, were used to reduce our outstanding revolving debt balances and for other general corporate purposes. These securities were issued in a private offering to a single purchaser and were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

    Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which is payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder thereof, into (i) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares at March 31, 2003), and (ii) a cash payment equal to the amount of dividends on such share that have accrued since the prior semi-annual dividend payment date. As of March 31, 2003, we accrued dividends payable of $25,000 related to the Series B Preferred Shares.

    In the event of a change in control, as defined in the agreement, each holder of the Series B Preferred Shares has the right to convert the Series B Preferred Shares into common stock or to cause the Company to redeem for cash some or all of the Series B Preferred Shares at an aggregate redemption price equal to the sum of (i) $1,000 (adjusted for stock splits, stock dividends, etc.) multiplied by the number of shares to be redeemed, plus (ii) an amount (not less than zero) equal to the product of $500 (adjusted for stock splits, stock dividends, etc.) multiplied by the aggregate number of Series B Preferred Shares to be redeemed less the sum of the aggregate amount of dividends paid in cash since the issuance date, plus any gain on the related stock warrants. If the holder of the Series B Preferred Shares elects redemption in cash upon a change in control occurring on or before March 25, 2006, the holder would also be entitled to receive cash in an amount equal to the dividends that would have accrued through March 25, 2006, less the sum of the aggregate amount of dividends paid in cash through the date of conversion, and the aggregate amount of dividends accrued in prior periods but not yet paid.

    We have the right to redeem the Series B Preferred Shares for cash on or after March 25, 2008, at a redemption price per share equal to the face value of the Series B Preferred Shares plus the amount of dividends that have been accrued but not yet paid since the most recent semi-annual dividend payment date.

    If the Series B Preferred Shares are redeemed under contingent redemption features, any redemption amount greater than carrying value would be recorded as a reduction of income available to common shareholders when the event becomes probable.

    If we fail to pay dividends or any redemption price due with respect to the Series B Preferred Shares for a period of sixty days following the payment date, we will be in default under the terms of such shares. During a default period,
(1) the dividend rate on the Series B Preferred Shares would increase to 10.25%,
(2) the holders of Series B Preferred Shares would have the right to elect or appoint a second director to the Board of Directors and (3) we would be restricted from paying dividends on, or redeeming or acquiring our common or other outstanding stock, with limited exceptions. If we fail to set aside or make payments in cash of any redemption price due with respect to the Series B Preferred Shares, and the holders elect, our right to redeem the shares may be terminated.

    The warrants issued to Lime Rock Partners II, L.P. have an exercise price of $10.00 per share of common stock and expire on March 25, 2006. We can force the exercise of the warrants if our common stock trades above $13.50 per share for 30 consecutive days. The warrants contain a provision whereby the holder could require us to make a net-cash settlement for the warrants in the case of a change in control.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) See Index of Exhibits for a list of those exhibits filed herewith.

    (b) Reports on Form 8-K.

            o Report on Form 8-K filed February 25, 2003, to report Fourth Quarter and Year 2002 Results.

            o Report on Form 8-K filed March 7, 2003, to announce key personnel changes.

            o Report on Form 8-K filed March 14, 2003, to announce the sale of $15.0 million of convertible preferred stock and warrants to a private equity firm.

            o Report on Form 8-K filed March 25, 2003, announcing the completion of a $15.0 million convertible preferred stock and warrant private placement to a private equity firm.

            o Report on Form 8-K filed May 7, 2003, to report First Quarter 2003 Results.

(c) Index of Exhibits


       EXHIBIT NO.                              DESCRIPTION

          2.3      --     Securities Purchase Agreement by and among Lime Rock
                          Partners II, L.P. and NATCO Group Inc., dated March
                          13, 2003 (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed March
                          14, 2003).

          3.1      --     Restated Certificate of Incorporation of the Company
                          dated March 6, 1998, as amended by Certificates of Amendment dated November 18, 1998 and November 29,
                          1999 and January 21, 2000 (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement
                          No. 333-48851 on Form S-1).

          3.2      --     Certificate of Designations of Series A Junior
                          Participating Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company's Registration
                          Statement No. 333-48851 on Form S-1).

          3.3*     --     Composite Amended and Restated By-laws of the Company,
                          as amended

          3.4      --     Certificate of Designations of Series B Convertible
                          Preferred Stock of NATCO Group Inc. dated March 25,
                          2003 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on March
                          27, 2003).

          4.3      --     Registration Rights Agreement by and between Lime Rock
                          Partners II, L.P. and NATCO Group Inc. dated March 25,
                          2003 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on March
                          27, 2003).

          4.4      --     Rights Agreement dated as of May 15, 1998 by and among
                          the Company and Chase Mellon Shareholder Services, LLC
                          (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement No. 333-48851 on Form
                          S-1)

          4.5      --     First Amendment to Rights Agreement between NATCO
                          Group Inc. and Mellon Investor Services L.L.C. (as successor to ChaseMellon Shareholder Services,
                          L.L.C.), as Rights Agent dated March 25, 2003
                          (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on March
                          27, 2003).

         99.1*     --     Certification of Chief Executive Officer of NATCO
                          Group Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                          Act of 2002

         99.2*     --     Certification of Principal Financial Officer of NATCO
                          Group Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                          Act of 2002


----------

  *  Filed with this report

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NATCO Group Inc.

                                              By: /s/ NATHANIEL A. GREGORY
                                                  ------------------------------
                                                  Name: Nathaniel A. Gregory
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Date: May 15, 2003

                                              By: /s/ RYAN S. LILES
                                                  ------------------------------
                                                  Name: Ryan S. Liles
                                                  Vice President and Controller
                                                  (Principal Financial Officer)

Date: May 15, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003
      ---------------------------



                                          /s/ NATHANIEL A. GREGORY
                                      ------------------------------------------
                                              Nathaniel A. Gregory
                                            Chief Executive Officer

                                 CERTIFICATIONS

I, Ryan S. Liles, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:        May 15, 2003
     -----------------------------


                                              /s/ RYAN S. LILES
                                      ------------------------------------------
                                              Ryan S. Liles,
                                              Vice President and Controller
                                              (Principal Financial Officer*)



* Currently performing the function of chief financial officer, following the chief financial officer's resignation on March 21, 2003.

                                  EXHIBIT INDEX



       EXHIBIT NO.                              DESCRIPTION
       -----------                              -----------
          2.3      --     Securities Purchase Agreement by and among Lime Rock
                          Partners II, L.P. and NATCO Group Inc., dated March
                          13, 2003 (incorporated by reference to Exhibit 99.2 of
                          the Company's Current Report on Form 8-K filed March
                          14, 2003).

          3.1      --     Restated Certificate of Incorporation of the Company
                          dated March 6,, 1998, as amended by Certificates of
                          Amendment dated November 18, 1998 and November 29,
                          1999 and January 21, 2000 (incorporated by reference
                          to Exhibit 3.1 of the Company's Registration Statement
                          No. 333-48851 on Form S-1).

          3.2      --     Certificate of Designations of Series A Junior
                          Participating Preferred Stock (incorporated by
                          reference to Exhibit 3.2 of the Company's Registration
                          Statement No. 333-48851 on Form S-1).

          3.3*     --     Composite Amended and Restated By-laws of the Company,
                          as amended

          3.4      --     Certificate of Designations of Series B Convertible
                          Preferred Stock of NATCO Group Inc. dated March 25,
                          2003 (incorporated by reference to Exhibit 3.1 of the
                          Company's Current Report on Form 8-K filed on March
                          27, 2003).

          4.3      --     Registration Rights Agreement by and between Lime Rock
                          Partners II, L.P. and NATCO Group Inc. dated March 25,
                          2003 (incorporated by reference to Exhibit 4.1 of the
                          Company's Current Report on Form 8-K filed on March
                          27, 2003).

          4.4      --     Rights Agreement dated as of May 15, 1998 by and among
                          the Company and Chase Mellon Shareholder Services, LLC
                          (incorporated by reference to Exhibit 4.2 of the
                          Company's Registration Statement No. 333-48851 on Form
                          S-1)

          4.5      --     First Amendment to Rights Agreement between NATCO
                          Group Inc. and Mellon Investor Services L.L.C. (as
                          successor to ChaseMellon Shareholder Services,
                          L.L.C.), as Rights Agent dated March 25, 2003
                          (incorporated by reference to Exhibit 4.2 of the
                          Company's Current Report on Form 8-K filed on March
                          27, 2003).

         99.1*     --     Certification of Chief Executive Officer of NATCO
                          Group Inc. pursuant to 18 U.S.C. Section 1350, as
                          adopted pursuant to Section 906 of the Sarbanes-Oxley
                          Act of 2002

         99.2*     --     Certification of Principal Financial Officer of NATCO
                          Group Inc. pursuant to 18 U.S.C. Section 1350, as
                          adopted pursuant to Section 906 of the Sarbanes-Oxley
                          Act of 2002

----------

  * Filed with this report