Form 10-Q
period 2003-06-30
NATCO GROUP INC
filed 2003-08-14
CIK 1057693

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003,

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       As of August 1, 2003, $0.01 par value per share, 15,854,067 shares


===============================================================================

                                NATCO GROUP INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                       NO.
PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements....................................     3
           Condensed Consolidated Balance Sheets-- June 30,
           2003 (unaudited) and December 31, 2002..................     3
           Unaudited Condensed Consolidated Statements of
           Operations -- Three and Six  Months  Ended  June 30,
           2003 and 2002...........................................     4
           Unaudited Condensed Consolidated Statements of Cash
           Flows-- Six Months Ended June 30, 2003 and 2002.........     5
           Notes to Unaudited Condensed Consolidated Financial
           Statements..............................................     6

Item 2.    Management's Discussion  and  Analysis of Financial
           Condition
           and Results of Operations...............................    16

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk.............................................    25
Item 4.    Controls and Procedures.................................    26

PART II -- OTHER INFORMATION

Item 5.    Submission of Matters to a Vote of Security Holders.....    27

Item 6.         Exhibits and Reports on Form 8-K...................    27

Signatures ........................................................    29

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                        NATCO GROUP INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  JUNE 30,     DECEMBER 31,
                                                                    2003           2002
                                                                 ----------    ------------
                                                                 (UNAUDITED)
                                     ASSETS

Current assets:
  Cash and cash equivalents..................................    $      796      $   1,689
  Trade accounts receivable, net.............................        74,554         74,677
  Inventories................................................        35,851         32,400
  Prepaid expenses and other current assets..................         8,541          7,611
                                                                 ----------      ---------
        Total current assets.................................       119,742        116,377

  Property, plant and equipment, net.........................        35,595         31,485
  Goodwill, net..............................................        79,809         78,977
  Deferred income tax assets, net............................         2,633          2,984
  Other assets, net..........................................         1,424          1,772
                                                                 ----------      ---------
        Total assets.........................................    $  239,203      $ 231,595
                                                                 ==========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt.....................    $   17,392      $   7,097
  Accounts payable...........................................        34,729         36,074
  Accrued expenses and other.................................        33,629         37,243
  Customer advances..........................................         2,876          1,354
                                                                 ----------      ---------
        Total current liabilities............................        88,626         81,768

Long-term debt, excluding current installments...............        30,366         45,257
Postretirement benefit and other long-term liabilities.......        12,296         12,718
                                                                 ----------      ---------
        Total liabilities....................................       131,288        139,743
                                                                 ----------      ---------

Series B redeemable convertible preferred stock (aggregate
  redemption value of $15,000), $.01 par value. 15,000 shares
  authorized, issued and outstanding  (net of issuance costs)        14,101             --

Stockholders' equity:
  Preferred stock $.01 par value.  Authorized  5,000,000 shares
  (of which  500,000 are  designated as Series A and 15,000 are
  designated  as Series B); no shares  issued  and  outstanding          --             --
  (except Series B shares above).............................
  Series A preferred stock, $.01 par value. Authorized 500,000
  shares; no shares issued and outstanding...................            --             --
  Common stock, $.01 par value. Authorized
  50,000,000  shares;  issued and outstanding  15,854,067 and
  15,803,797 shares as of June 30, 2003 and December 31, 2002,
  respectively...............................................           159            158

  Additional paid-in capital.................................        97,334         97,223
  Accumulated earnings.......................................         8,700          8,734
  Treasury  stock,  795,692  shares at cost as of June 30, 2003
    and December 31, 2002....................................        (7,182)        (7,182)

  Accumulated other comprehensive loss.......................        (1,432)        (3,395)
  Notes receivable from officers and stockholders............        (3,765)        (3,686)
                                                                 ----------      ---------
        Total stockholders' equity...........................        93,814         91,852
                                                                 ----------      ---------
Commitments and contingencies

        Total liabilities and stockholders' equity...........    $  239,203      $ 231,595
                                                                 ==========      =========

           See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                            JUNE 30,                JUNE 30,
                                                       2003         2002        2003        2002
                                                    ----------   ----------  ----------  ----------
Revenues........................................... $   70,613   $   74,396  $  138,626  $  147,974
Cost of goods sold.................................     54,066       56,734     106,268     112,049
                                                    ----------   ----------  ----------  ----------
          Gross profit.............................     16,547       17,662      32,358      35,925
Selling, general and administrative expense........     12,999       13,019      25,643      26,564
Depreciation and amortization expense..............      1,254        1,193       2,484       2,352
Interest expense...................................      1,077        1,152       2,139       2,169
Interest cost on postretirement benefit liability..        210          123         419         245
Interest income....................................        (50)         (97)        (99)       (153)
Other, net.........................................        553          432       1,129          35
                                                    ----------   ----------  ----------  ----------
          Income before income taxes and
            cumulative effect of change in
            accounting principle...................        504        1,840         643       4,713
Income tax provision...............................        194          706         244       1,806
                                                    ----------   ----------  ----------  ----------
     Net income before cumulative effect of change
         in accounting principle...................        310        1,134         399       2,907
Cumulative effect of change in accounting
  principle (net of tax benefit of $18)............         --           --          34          --
                                                    ----------   ----------  ----------  ----------

          Net income............................... $      310   $    1,134  $      365  $    2,907
                                                    ==========   ==========  ==========  ==========

Earnings per share--basic:
Net income  before  cumulative  effect of change in
   accounting principle............................ $       --   $     0.07  $       --  $     0.18
Cumulative effect of change in accounting
  principle........................................         --           --          --          --
          Net income............................... $       --   $     0.07  $       --  $     0.18
                                                    ==========   ==========  ==========  ==========
Earnings per share--diluted:
Net income before cumulative effect of change in
   accounting principle............................ $       --   $     0.07  $       --  $     0.18
Cumulative effect of change in accounting
  principle........................................         --          --           --  $       --
          Net income...............................    $    --   $     0.07  $       --  $     0.18
                                                    ==========   ==========  ==========  ==========

Basic weighted average number of shares of
  common stock outstanding.........................     15,849       15,804      15,827      15,804
Diluted weighted average number of shares
  of common stock outstanding......................     15,906       15,957      15,890      15,947

           See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                          ---------------------
                                                            2003         2002
                                                          ---------   ---------
Cash flows from operating activities:
  Net income...........................................   $     365   $   2,907
  Adjustments to reconcile net income to net cash
     used in operating activities:
     Cumulative effect of change in accounting
       principle.......................................          34          --
     Deferred income tax expense.......................         190       1,564
     Depreciation and amortization expense.............       2,484       2,352
     Non-cash interest income..........................         (79)       (115)
     Loss on revaluation of warrants...................          32          --
     Interest cost on postretirement benefit
       liability.......................................         419         245
     Gain on the sale of property, plant and
       equipment.......................................        (208)         (7)
     Change in assets and liabilities:
       (Increase) decrease in trade accounts
         receivable....................................       1,227      (6,486)
       (Increase) decrease in inventories..............      (2,683)      2,044
       (Increase) decrease in prepaid expense and
         other current assets..........................        (566)
                                                                            757
       (Increase) decrease in long-term assets.........          35        (111)
       Increase in accounts payable....................       1,315         908
       Decrease in accrued expenses and other..........      (4,763)     (1,168)
       Increase (decrease) in customer advances........       1,485      (3,257)
                                                          ---------    --------
          Net cash used in operating activities........        (713)       (367)
                                                          ----------   --------
Cash flows from investing activities:
  Capital expenditures for property, plant and
    equipment..........................................      (6,656)     (2,859)
  Proceeds from the sale of property, plant and
    equipment..........................................         649          36
  Issuance of related party note receivable............          --        (216)
  Acquisitions, net....................................          --        (241)
                                                          ---------    --------
          Net cash used in investing activities........      (6,007)     (3,280)
                                                          ----------   --------
Cash flows from financing activities:
  Change in bank overdrafts............................      (3,374)      1,721
  Net borrowings (repayments) under long-term
    revolving credit facilities........................      (1,603)      3,895
  Repayments of long-term debt.........................      (3,549)     (3,524)
  Borrowings of long-term debt.........................          --       1,460
  Proceeds from the issuance of preferred
    stock, net.........................................      14,101          --
  Issuance of common stock.............................         111          --
  Payments on postretirement benefit liability.........        (916)     (1,041)
  Other, net...........................................         377         344
                                                          ---------    -------
          Net cash provided by financing activities           5,147       2,855
                                                          ---------    -------
Effect of exchange rate changes on cash and cash
   equivalents.........................................         680         601
                                                          ---------    -------
Change in cash and cash equivalents....................        (893)       (191)
Cash and cash equivalents at beginning of period.......       1,689       3,093
                                                          ---------    -------
Cash and cash equivalents at end of period.............   $     796    $  2,902
                                                          =========    =======
Cash payments for:
  Interest.............................................   $   1,788    $    888
  Income taxes.........................................   $   1,026    $  2,211


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

    The Company determines pro forma net income and earnings per share by applying the Black-Scholes Single Option--Reduced Term valuation method. This valuation model requires management to make highly subjective assumptions about volatility of NATCO's common stock, the expected term of outstanding stock options, the Company's risk-free interest rate and expected dividend payments during the contractual life of the options. These pro forma net earnings and earnings per share amounts for the three-month and six-month periods ended June 30, 2003 and 2002, summarize as follows:

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                   JUNE 30,
                                                   ------------------         ------------------
                                                    2003         2002         2003          2002
                                                    ----         ----         ----          ----
                                               (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income before cumulative effect of
  change in accounting principle -- as
  reported...................................   $    310    $  1,134       $    399     $   2,907
Deduct:  Total stock-based employee
  compensation  expense determined under
  fair value based method for all awards,
  net of related tax effects.................        170         244            321           485
                                                --------    --------       --------     ---------
Pro forma net income........................    $    140    $    890       $     78     $   2,422
                                                ========    ========       ========     =========
Earnings (loss) per share:
   Basic-- as reported......................    $     --    $   0.07       $     --      $   0.18
   Basic-- pro forma .......................    $  (0.01)   $   0.06       $  (0.02)     $   0.15

   Diluted-- as reported....................    $     --    $   0.07       $     --      $   0.18
   Diluted-- pro forma......................    $  (0.01)   $   0.06       $  (0.02)     $   0.15

    Pursuant to the NATCO Group Inc. Directors Compensation Plan, as amended, and the NATCO Group Inc. 2001 Stock Incentive Plan, the Company granted 2,500 restricted shares to each of its five non-employee directors during June 2003. These restricted shares vest 100% on June 3, 2006, but are forfeitable if service discontinues prior to this date (other than for death, disability or retirement). The Company will recognize expense of $85,000 related to these grants ratably over the vesting period. In addition, the Company granted each of these non-employee directors options to purchase 2,500 shares of the Company's common stock at fair market value on the date of grant. These options vest 100% following one year of service, on the anniversary date of their issuance.

(3) CAPITAL STOCK AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On March 25, 2003, the Company issued 15,000 shares of its Series B Convertible Preferred Stock ("Series B Preferred Shares") and warrants to purchase 248,800 shares of NATCO's common stock, to Lime Rock Partners II, L.P., a private investment fund, for an aggregate purchase price of $15.0 million. Of the aggregate purchase price, approximately $99,000 was allocated to the warrants. Proceeds from the issuance of these securities, net of related estimated issuance costs of approximately $800,000, were used to reduce the Company's outstanding revolving debt balances and for other general corporate purposes.

    Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder thereof, into (i) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares) at June 30, 2003, and (ii) a cash payment equal to the amount of dividends on such share that have accrued since the prior semi-annual dividend payment date. As of June 30, 2003, the Company had accrued dividends payable of $399,000 related to the Series B Preferred Shares, which were paid on July 1, 2003.

    In the event of a change in control, as defined in the certificate of designations for the preferred shares, each holder of the Series B Preferred Shares has the right to convert the Series B Preferred Shares into common stock or to cause the Company to redeem for cash some or all of the Series B Preferred Shares at an aggregate redemption price equal to the sum of (i) $1,000 (adjusted for stock splits, stock dividends, etc.) multiplied by the number of shares to be redeemed, plus (ii) an amount (not less than zero) equal to the product of $500 (adjusted for stock splits, stock dividends, etc.) multiplied by the aggregate number of the Series B Preferred Shares to be redeemed less the sum of the aggregate amount of dividends paid in cash since the issuance date, plus any gain on the related stock warrants. If the holder of the Series B Preferred Shares converts upon a change in control occurring on or before March 25, 2006, the holder would also be entitled to receive cash in an amount equal to the dividends that would have accrued through March 25, 2006 less the sum of the aggregate amount of dividends paid in cash through the date of conversion, and the aggregate amount of dividends accrued in prior periods but not yet paid.

    The Company has the right to redeem the Series B Preferred Shares for cash on or after March 25, 2008, at a redemption price per share equal to the face value of the Series B Preferred Shares plus the amount of dividends that have been accrued but not paid since the most recent semi-annual dividend payment date.

    Due to the cash redemption features upon a change in control as described above, the Series B Preferred Shares do not qualify for permanent equity treatment in accordance with the Emerging Issues Task Force Topic D-98:
"Classification and Measurement of Redeemable Securities," which specifically requires that permanent equity treatment be precluded for any security with redemption features that are not solely within the control of the issuer. Therefore, the Company has accounted for the Series B Preferred Shares as temporary equity in the accompanying balance sheet. No value has been assigned to the Company's right to redeem the Series B Preferred Shares on or after March 25, 2008.

    If the Series B Preferred Shares are converted under contingent redemption features, any redemption amount greater than carrying value would be recorded as a reduction of income available to common shareholders when the event becomes probable.

    If the Company fails to pay dividends for two consecutive periods or any redemption price due with respect to the Series B Preferred Shares for a period of sixty days following the payment date, the Company will be in default under the terms of such shares. During a default period, (1) the dividend rate on the Series B Preferred Shares would increase to 10.25%, (2) the holders of the Series B Preferred Shares would have the right to elect or appoint a second director to the Board of Directors and (3) the Company would be restricted from paying dividends on, or redeeming or acquiring its common or other outstanding stock, with limited exceptions. If the Company fails to set aside or make payments in cash of any redemption price due with respect to the Series B Preferred Shares, and the holders elect, the Company's right to redeem the shares may be terminated.

    The warrants issued to Lime Rock Partners II, L.P. have an exercise price of $10.00 per share of common stock and expire on March 25, 2006. The Company can force the exercise of the warrants if NATCO's common stock trades above $13.50 per share for 30 consecutive days. The warrants contain a provision whereby the holder could require the Company to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The resulting liability of $99,000 was recorded as of the issuance date. At June 30, 2003, this liability was $131,000, reflecting the change in fair market value of the warrants since the date of acquisition, with a resulting charge to income of $32,000. Changes in fair value in future periods will be recorded as charges to net income during the period of the change, as applicable.

    On January 1, 2002, all outstanding shares of the Company's Class B Common Stock, 334,719 shares, were converted automatically to Class A Common Stock, on a share for share basis, in accordance with the terms under which the Class B Common Stock was originally issued, resulting in a single class that was re-designated "Common Stock."

(4) EARNINGS PER SHARE

    The Company computed basic earnings per share by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period. Net income available to common shareholders at June 30, 2003, represented net income before cumulative effect of change in accounting principle less preferred stock dividends accrued. The Company determined diluted earnings per common and potential common share at June 30, 2003, as net income before the cumulative effect of change in accounting principle divided by the weighted average number of shares outstanding for the period, after applying the if-converted method to determine any incremental shares associated with convertible preferred stock, warrants and restricted stock outstanding. Since the effect of the incremental shares associated with convertible preferred stock, warrants and restricted stock was anti-dilutive at June 30, 2003, these shares were not considered common and potential common shares for purposes of calculating earnings per share at June 30, 2003, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." However, outstanding employee stock options were considered potential common shares for purposes of this calculation. For the three and six months ended June 30, 2003, potential common shares related to employee stock options included in diluted weighted average shares were 56,549 shares and 63,498 shares, respectively. Diluted shares for the three and six months ended June 30, 2002 included potential common shares related to employee stock options of 153,639 shares and 143,079 shares, respectively. Anti-dilutive stock options were excluded from the calculation of potential common shares. If anti-dilutive shares were included in the calculation for the three and six months ended June 30, 2003, the impact would have been a reduction of 487,231 shares and 476,474 shares, respectively. If anti-dilutive shares were included for the three and six months ended June 30, 2002, the impact would have been a reduction of 184,655 shares and 218,212 shares, respectively. The following table presents the computation of basic and diluted earnings per common and potential common share for the three and six months ended June 30, 2003 and 2002, respectively:

                                           THREE MONTHS ENDED JUNE 30, 2003                 THREE MONTHS ENDED JUNE 30, 2002
                                    -----------------------------------------------   --------------------------------------------
                                       INCOME           SHARES          PER-SHARE        INCOME          SHARES         PER-SHARE
                                    (NUMERATOR)      (DENOMINATOR)       AMOUNT        (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                    -----------      -------------    ------------     -----------    -------------   ------------
                                                            (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income before cumulative
effect of change in accounting
principle                           $       310                                        $     1,134
Less:  Preferred stock
dividends accrued                          (374)                                                --
                                    -----------                                        -----------
Basic EPS:
Income (loss) available to
common stockholders before
cumulative effect of change in
accounting principle                $       (64)            15,849    $         --     $     1,134           15,804   $       0.07
                                                                      ============                                    ============
Effect of dilutive securities:
Stock options                                --                 57                              --              153
                                    -----------        -----------                     -----------       ----------
Diluted EPS:
Income (loss) available to
common stockholders before
cumulative effect of change in
accounting principle + assumed
conversions                         $       (64)            15,906    $         --     $     1,134            15,957  $       0.07
                                    ===========        ===========    ============     ===========       ===========  ============

                                             SIX MONTHS ENDED JUNE 30, 2003                   SIX MONTHS ENDED JUNE 30, 2002
                                    -----------------------------------------------   --------------------------------------------
                                       INCOME           SHARES          PER-SHARE        INCOME          SHARES         PER-SHARE
                                    (NUMERATOR)      (DENOMINATOR)       AMOUNT        (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                    -----------      -------------    ------------     -----------    -------------   ------------
                                                            (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income before cumulative
effect of change in accounting
principle                           $       399                                        $     2,907
Less:  Preferred stock
dividends accrued                          (399)                                                --
                                                                                       -----------
Basic EPS:
Income available to common
stockholders before cumulative
effect of change in accounting
principle                           $        --             15,827    $         --     $     2,907            15,804  $       0.18
                                                                      ============                                    ============
Effect of dilutive securities:
Stock options
                                             --                 63                              --               143
                                    -----------        -----------                     -----------       -----------
Diluted EPS:
Income available to common
stockholders before cumulative
effect of change in accounting
principle + assumed conversions     $        --             15,890    $         --     $     2,907            15,947  $       0.18
                                    ===========        ===========    ============     ===========       ===========  ============

 (5) INVENTORIES

    Inventories consisted of the following amounts:


                                             JUNE 30,         DECEMBER 31,
                                               2003              2002
                                            ----------        ---------
                                            (UNAUDITED)
                                                  (IN THOUSANDS)
          Finished goods..............      $ 12,810          $ 13,088
          Work-in-process.............         8,919             6,486
          Raw materials and supplies..        15,656            14,362
                                            --------          --------
            Inventories at FIFO.......        37,385            33,936
          Excess of FIFO over LIFO cost       (1,534)           (1,536)
                                            --------          --------
                                            $ 35,851          $ 32,400
                                            ========          ========

(6) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Cost and estimated earnings on uncompleted contracts were as follows:

                                                          JUNE 30,        DECEMBER 31,
                                                            2003              2002
                                                        -------------    ---------
                                                         (UNAUDITED)
                                                                 (IN THOUSANDS)
Cost incurred on uncompleted contracts...........     $  89,273       $  87,586
Estimated earnings...............................        23,231          19,656
                                                      ---------       ---------
                                                        112,504         107,242
Less billings to date............................        91,747          87,187
                                                      ---------       ---------
                                                      $  20,757       $  20,055
                                                      =========       =========
Included in the accompanying balance sheet
  under the captions:
  Trade accounts receivable......................     $  22,174       $  20,262

  Advance payments...............................        (1,417)           (207)
                                                      ---------       ---------

                                                      $  20,757       $  20,055
                                                      =========       =========

(7) CLOSURE AND OTHER

    As of December 31, 2002, the Company had recorded a liability totaling $304,000, related to certain restructuring costs incurred in connection with the closure of a manufacturing facility in Edmonton, Alberta, Canada. As of June 30, 2003, this liability totaled $120,000. The following table summarizes changes to the restructuring liability by cost type:

                                          BALANCE AT                               EFFECT OF
                                          DECEMBER 31,       AMOUNTS PAID        EXCHANGE RATE       BALANCE AT
                                              2002          AND ADJUSTMENTS         CHANGES         JUNE 30, 2003
                                        -----------------   ----------------    ----------------    --------------
                                                                (UNAUDITED, IN THOUSANDS)
Employee severance                         $        21        $      (23)         $         2         $      --
Lease termination and other                        283              (196)                  33               120
                                           -----------        ----------          -----------         ---------
   Total                                   $       304        $     (219)         $        35         $     120
                                           ===========        ==========          ===========         =========

    The portion of the accrual related to lease termination and other during the six months ended June 30, 2003, was reduced by approximately $196,000 of which $74,000 related to amounts paid and $122,000 related to a change in the assessment of liability under the lease arrangement for this facility.

    The Company recorded non-operating expense associated with this restructuring plan of $225,000 during the six months ended June 30, 2003, related to equipment moving costs, employee relocations and certain severance cost, totaling $125,000, that was not identified as a restructuring cost as of the plan measurement date.

(8) LONG-TERM DEBT

    The consolidated borrowings of the Company were as follows:

                                                                 JUNE 30,         DECEMBER 31,
                                                                   2003               2002
                                                               -------------     -------------
                                                                (UNAUDITED)
                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
BANK DEBT
Term loan with variable interest rate (3.74% at
  June 30, 2003 and 4.21% at December 31, 2002)
  and quarterly  payments of principal  ($1,750)
  and interest, due March 15, 2006..........................   $      34,250     $      37,750

Revolving credit bank loans with variable interest
  rate (4.26% at June 30, 2003 and 4.43% at
  December 31, 2002) and quarterly interest payments,
  due March  15, 2004.......................................          10,295             8,967

Promissory note with variable interest rate (4.65%
  at June 30, 2003 and 4.65% at December 31, 2002)
  and quarterly payments of principal ($24) and
  interest, due February 8, 2007............................           1,338             1,387

Revolving credit bank loans (export sales facility)
  with variable interest rate (4.00% at June 30, 2003
  and 4.25% December 31, 2002) and monthly interest
  payments, due July 23, 2004...............................           1,875             4,250
                                                               -------------     -------------
      Total.................................................   $      47,758     $      52,354

      Less  current installments............................         (17,392)           (7,097)
                                                               -------------     -------------
       Long-term debt.......................................   $      30,366     $      45,257
                                                               =============     =============

    The Company maintains a credit facility that consists of a $50.0 million term loan, a $30.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $10.0 million U.K. revolving facility. The term loan matures on March 15, 2006, and each of the revolving facilities matures on March 15, 2004.

     In July 2002, the Company's lenders approved the amendment of various provisions of the term loan and revolving credit facility agreement, effective April 1, 2002. This amendment revised certain restrictive debt covenants, modified certain defined terms, allowed for future capital investment in the Company's Sacroc CO2 processing facility in West Texas, facilitates the issuance of up to $7.5 million of subordinated indebtedness, increased the aggregate amount of operating lease expense allowed during a fiscal year and permitted an increase in borrowings under the export sales credit facility, without further consent, up to a maximum of $20.0 million. These modifications resulted in higher commitment fee percentages and interest rates than in the original loan agreements, based on the Funded Debt to EBITDA ratio, as defined in the underlying agreement as amended.

    In July 2003, the Company's lenders approved an amendment of the existing term loan and revolving credit facility, effective April 1, 2003, and as of June 30, 2003, the Company was in compliance with all restrictive debt covenants, as amended. The amendment modified several restrictive covenant terms, including the Fixed Charge Coverage Ratio and Funded Debt to EBITDA Ratio, each as defined in the agreement. Had the amendment not been obtained, the company would have been non-compliant with such restrictive covenants. The Company expects to be in compliance with the financial covenants under the term loan and revolving credit facility, as amended, for the next twelve months.

    Amounts borrowed under the term loan bear interest at a rate of 3.74% per annum as of June 30, 2003. Amounts borrowed under the revolving portion of the facility bear interest at a rate based upon the ratio of Funded Debt to EBITDA and ranging from, at the Company's election, (1) a high of the London Inter-bank Borrowing Rate ("LIBOR") plus 3.00% to a low of LIBOR plus 1.75% or, (2) a high of a base rate plus 1.50% to a low of a base rate plus 0.25%.

     NATCO is required to pay commitment fees of 0.30% to 0.625% per year depending upon the ratio of Funded Debt to EBITDA, on the undrawn portion of the facility. As of June 30, 2003, the Company's commitment fees were calculated at a rate of 0.625%.

     The revolving credit facility is guaranteed by all of the Company's domestic subsidiaries and is secured by a first priority lien on substantially all inventory, accounts receivable and other material tangible and intangible assets. NATCO also has pledged 65% of the voting stock of its active foreign subsidiaries under this facility.

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

    The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which borrowings of $1.9 million were outstanding at June 30, 2003. Letters of credit outstanding under the export sales credit facility as of June 30, 2003 totaled $50,000. Fees related to these letters of credit at June 30, 2003, were approximately 1% of the outstanding balance. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2004.

    NATCO had letters of credit outstanding under the revolving credit facilities totaling $17.9 million at June 30, 2003. Fees related to these letters of credit at June 30, 2003, ranged from approximately 1% to 3.25% of the outstanding balance. These letters of credit support contract performance and warranties and expire at various dates through April 2007.

    The Company had unsecured letters of credit, guarantees and bonds totaling $1.6 million at June 30, 2003.

(9) INCOME TAXES

    NATCO's effective income tax rate for the six months ended June 30, 2003 was 38%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials, losses in foreign subsidiaries and certain permanent book-to-tax differences.

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

    The accounting policies of the reportable segments were consistent with the policies used to prepare the Company's condensed consolidated financial statements for the respective periods presented. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization, other, net and accounting changes.

    In June 2003, the Company changed the presentation of its reportable segments by reclassifying certain research and development costs and corporate allocations to the "Corporate and Other" segment, and excluding other, net, from the determination of segment profit (loss). This change has been retroactively reflected in all periods presented.

     Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                NORTH                          AUTOMATION
                                               AMERICAN       ENGINEERED       & CONTROL          CORPORATE &
                                              OPERATIONS        SYSTEMS         SYSTEMS              OTHER            TOTAL
                                              ----------      ----------       ----------         -----------         -----
                                                                         (UNAUDITED, IN THOUSANDS)
    THREE MONTHS ENDED
      JUNE 30, 2003
    Revenues from unaffiliated customers      $  30,779       $  27,225         $  12,609            $     --       $  70,613
    Inter-segment revenues..............            177              36             1,398               (1,611)            --
    Segment profit (loss)...............          2,855           1,347             1,249               (1,903)         3,548
    Total assets........................         98,264         109,947            20,618               10,374        239,203
    Capital expenditures................          3,214             320                31                   19          3,584
    Depreciation and amortization.......            587             464               102                  101          1,254
    THREE MONTHS ENDED
      JUNE 30, 2002
    Revenues from unaffiliated customers      $  32,514       $  29,909         $  11,973            $      --      $  74,396
    Inter-segment revenues..............            222             401             1,157               (1,780)            --
    Segment profit (loss)...............          2,946           2,298             1,506               (2,107)         4,643
    Total assets........................        104,523         100,554            21,198               10,845        237,120
    Capital expenditures................            392             911                50                   26          1,379
    Depreciation and amortization.......            638             421                99                   35          1,193
    SIX MONTHS ENDED
      JUNE 30, 2003
    Revenues from unaffiliated customers      $  58,744       $  53,241         $  26,641            $      --      $ 138,626
    Inter-segment revenues..............            827              66             2,607               (3,500)            --
    Segment profit (loss)...............          4,794           3,116             2,567               (3,762)         6,715
    Total assets........................         98,264         109,947            20,618               10,374        239,203
    Capital expenditures................          5,697             809               130                   20          6,656
    Depreciation and amortization.......          1,162             937               195                  190          2,484
    SIX MONTHS ENDED
      JUNE 30, 2002
    Revenues from unaffiliated customers      $  70,802       $  54,706         $  22,466            $      --      $ 147,974
    Inter-segment revenues..............            310             713             2,529               (3,552)            --
    Segment profit (loss)...............          7,191           4,122             2,418               (4,370)         9,361
    Total assets........................        104,523         100,554            21,198               10,845        237,120
    Capital expenditures................          1,015           1,454               278                  112          2,859
    Depreciation and amortization.......          1,305             717               194                  136          2,352

     The following table reconciles total segment profit to net income before cumulative effect of change in accounting principle:

                                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------    -------------------------
                                                     2003           2002             2003           2002
                                                  ----------     ----------       ----------     ----------
                                                                   (UNAUDITED, IN THOUSANDS)
Total segment profit                              $    3,548     $    4,643       $    6,715     $    9,361
Net interest expense                                   1,237          1,178            2,459          2,261
Depreciation and amortization                          1,254          1,193            2,484          2,352
Other, net                                               553            432            1,129             35
                                                  ----------     ----------       ----------     ----------
  Net income before income taxes and
   cumulative effect of change in
   accounting principle                                  504          1,840              643          4,713

  Income taxes                                           194            706              244          1,806
                                                  ----------     ----------       ----------     ----------
    Net income before cumulative effect of
    change in accounting principle                $      310     $    1,134       $      399     $    2,907
                                                  ==========     ==========       ==========     ==========

     The impact on segment profit (loss) of the June 2003 change in measurement method used was as follows:

                                 -----------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED JUNE 30, 2003
                                 -----------------------------------------------------------------------------------------
                                  NORTH AMERICAN       ENGINEERED        AUTOMATION &          CORPORATE &
                                    OPERATIONS          SYSTEMS         CONTROL SYSTEMS       ELIMINATIONS       TOTAL
                                  --------------      -----------       ---------------       ------------    ------------
                                                                   (UNAUDITED, IN THOUSANDS)
Original segment
  profit (loss):                  $      2,373        $       292          $     1,249         $      (919)   $      2,995
Other expense, net                         300                171                   --                  82             553
R&D and other                              182                884                   --              (1,066)             --
                                  ------------        -----------          -----------         -----------    ------------
 Segment profit (loss)            $      2,855        $     1,347          $     1,249         $    (1,903)   $      3,548
                                  ============        ===========          ===========         ===========    ============

                                 -----------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED JUNE 30, 2002
                                 -----------------------------------------------------------------------------------------
                                  NORTH AMERICAN       ENGINEERED        AUTOMATION &          CORPORATE &
                                    OPERATIONS          SYSTEMS         CONTROL SYSTEMS       ELIMINATIONS       TOTAL
                                  --------------      -----------       ---------------       ------------    ------------
                                                                   (UNAUDITED, IN THOUSANDS)
Original segment
  profit (loss):                  $      2,672        $       892          $     1,504         $      (857)   $      4,211
Other expense, net                          48                350                   (7)                 41             432
R&D and other                              226              1,056                    9              (1,291)             --
                                  ------------        -----------          -----------         -----------    ------------
 Segment profit (loss)                 $ 2,946        $     2,298          $     1,506         $    (2,107)   $      4,643
                                  ============        ===========          ===========         ===========    ============

                                 -----------------------------------------------------------------------------------------
                                                                 SIX MONTHS ENDED JUNE 30, 2003
                                 -----------------------------------------------------------------------------------------
                                  NORTH AMERICAN       ENGINEERED        AUTOMATION &          CORPORATE &
                                    OPERATIONS          SYSTEMS         CONTROL SYSTEMS       ELIMINATIONS       TOTAL
                                  --------------      -----------       ---------------       ------------    ------------
                                                                   (UNAUDITED, IN THOUSANDS)
Original segment
  profit (loss):                  $      3,638        $     1,264          $     2,567         $    (1,883)   $      5,586
Other expense, net                         753                 84                   --                 292           1,129
R&D and other                              403              1,768                   --              (2,171)             --
                                  ------------        -----------          -----------         -----------    ------------
 Segment profit (loss)            $      4,794        $     3,116          $     2,567         $    (3,762)   $      6,715
                                  ============        ===========          ===========         ===========    ============

                                 -----------------------------------------------------------------------------------------
                                                                 SIX MONTHS ENDED JUNE 30, 2002
                                 -----------------------------------------------------------------------------------------
                                  NORTH AMERICAN       ENGINEERED        AUTOMATION &          CORPORATE &
                                    OPERATIONS          SYSTEMS         CONTROL SYSTEMS       ELIMINATIONS       TOTAL
                                  --------------      -----------       ---------------       ------------    ------------
                                                                   (UNAUDITED, IN THOUSANDS)
Original segment
  profit (loss):                  $      6,600        $     2,227          $     2,416         $    (1,917)   $      9,326
Other expense, net                         123               (160)                  (7)                 79              35
R&D and other                              468              2,055                    9              (2,532)             --
                                  ------------        -----------          -----------         -----------    ------------
 Segment profit (loss)            $      7,191        $     4,122          $     2,418         $    (4,370)   $      9,361
                                  ============        ===========          ===========         ===========    ============

(11) COMMITMENTS AND CONTINGENCIES

    The Porta-Test International, Inc. purchase agreement, executed in January 2000, contains a provision to calculate a payment to certain former stockholders of Porta-Test Systems, Inc. for a three-year period ended January 23, 2003, based upon sales of a limited number of specified products designed by or utilizing technology that existed at the time of the acquisition. Liability under this arrangement was contingent upon attaining certain performance criteria, including gross margins and sales volumes for the specified products. If applicable, payment was required annually. In January 2002, the Company recorded a liability of $219,000 under this arrangement for the twelve-month period ended January 23, 2002, resulting in an increase in goodwill, of which $197,000 was paid in August 2002. Because the performance criteria was not met, the Company did not record additional liability under this arrangement for the twelve-month period ended January 23, 2003.

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

    The Company adopted SFAS No. 142 on January 1, 2002. Intangible assets subject to amortization under the pronouncement as of June 30, 2003 and 2002 are summarized in the following table:

                                           AS OF JUNE 30, 2003             AS OF JUNE 30, 2002
                                      ----------------------------    -----------------------------
    TYPE OF INTANGIBLE ASSET             GROSS                            GROSS
                                       CARRYING        ACCUMULATED       CARRYING     ACCUMULATED
                                        AMOUNT         AMORTIZATION       AMOUNT      AMORTIZATION
---------------------------------     ------------    -------------    ------------    ------------
                                                           (UNAUDITED, IN THOUSANDS)
Deferred financing fees               $     3,308      $     2,340      $    3,022     $     1,556
Patents                                       155               29             101              13
Other                                         365              229             261             146
                                      -----------      -----------      ----------     -----------
   Total                              $     3,828      $     2,598      $    3,384     $     1,715
                                      ===========      ===========      ==========     ===========

    Amortization and interest expense of $209,000 and $208,000 were recognized related to these assets for the three months ended June 30, 2003 and 2002, respectively, and $428,000 and $409,000 for the six-month periods ended June 30, 2003 and 2002, respectively. The estimated aggregate amortization and interest expense for these assets for each of the following five fiscal years is:
2003--$626,000; 2004--$384,000; 2005--$342,000; 2006--$151,000; and
2007--$27,000. For segment reporting purposes, these intangible assets and the related amortization expense were recorded under "Corporate and Other."

    Goodwill was the Company's only intangible asset that required no periodic amortization as of the date of the adoption of SFAS No. 142. Net goodwill at June 30, 2003 was $79.8 million. The Company tested impairment of goodwill at December 31, 2002 and management determined that goodwill was not impaired.

 (13) CHANGE IN ACCOUNTING PRINCIPLE

    Effective January 1, 2003, NATCO recorded the cumulative effect of change in accounting principle related to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard required the Company to record the fair value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets, was incurred. In addition, the standard requires the Company to record a corresponding asset that will be depreciated over the life of the asset that gave rise to the liability. Subsequent to the initial measurement of the asset retirement obligation, the Company will be required to adjust the related liability at each reporting date to reflect changes in estimated retirement cost and the passage of time. A loss of $34,000, net of tax, was recorded as of January 1, 2003, as a result of this change in accounting principle. The related asset retirement obligation and asset cost of $96,000, associated with an obligation to remove certain leasehold improvements upon termination of lease arrangements, including concrete pads and equipment. The asset cost will be depreciated over the remaining useful life of the related assets. There was no significant change in the asset or liability during the three or six months ended June 30, 2003.

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

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment to FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods to transition, on a volunteer basis, to the fair value method of accounting for stock-based employee compensation. Additionally, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain disclosure modifications are required for fiscal years ending after December 31, 2002, if a transition to SFAS No. 123 is elected. The Company has not elected transition to SFAS No. 123 as of June 30, 2003. See Note 2, Employee Stock Options.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement provides additional guidance to account for derivative instruments, including certain derivative instruments embedded in other contracts as well as hedging activities under SFAS No. 133. This pronouncement becomes effective for new contract arrangements and hedging transactions entered into after June 30, 2003, with exceptions for certain SFAS No. 133 implementation issues begun prior to June 15, 2003. The Company expects the adoption of this pronouncement to have no material impact on its financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement provides guidance on how to classify and measure certain financial instruments that have characteristics of both liabilities and equity, and generally requires treatment of these instruments as liabilities, including certain obligations that the issuer can or must settle by issuing its own equity securities. This pronouncement, which was effective for all financial instruments entered into or modified after May 31, 2003, and will otherwise be effective on July 1, 2003, will require cumulative effect of a change in accounting principle treatment upon adoption. The Company does not expect this pronouncement to have a material impact on its financial condition or results of operation.

(15) RELATED PARTY TRANSACTIONS

     Under the terms of an employment agreement in effect prior to 1999, the Company loaned its Chief Executive Officer $1.2 million in July 1999 to purchase 136,832 shares of common stock. During February 2000, after the Company completed the initial public offering of its Class A common stock, also pursuant to the terms of that employment agreement, the Company paid this executive officer a bonus equal to the principal and interest accrued under this note arrangement and recorded compensation expense of $1.3 million. The officer used the proceeds of this settlement, net of tax, to repay the Company approximately $665,000. In addition, on October 27, 2000, the Company's board of directors agreed to provide a full recourse loan to this executive officer to facilitate the exercise of certain outstanding stock options. The amount of the loan was equal to the cost to exercise the options plus any personal tax burdens that resulted from the exercise. The maturity of these loans was July 31, 2003, and interest accrued at rates ranging from 6% to 7.8% per annum. As of June 30, 2002, these outstanding notes receivable totaled $3.4 million, including principal and accrued interest. Effective July 1, 2002, the notes were reviewed by the Company's board and amended to extend the maturity dates to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the notes balances as of June 30, 2002, including previously accrued interest. As of June 30, 2003, the balance of the notes (principal and accrued interest) due from this officer under these loan arrangements was $3.5 million. These loans to this executive officer, which were made on a full recourse basis in prior periods to facilitate direct ownership in the Company's common stock, are currently subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002.

     As previously agreed in 2001, the Company loaned an employee who is an executive officer and director $216,000 on April 15, 2002, under a full-recourse note arrangement which accrues interest at 6% per annum and matures on July 31, 2003. The funds were used to pay the exercise cost and personal tax burdens associated with stock options exercised during 2001. Effective July 1, 2002, the note was amended to extend the maturity date to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the note balance as of June 30, 2002, including previously accrued interest. As of June 30, 2003, the balance of the note (principal and interest) due from this officer under this loan arrangement was approximately $228,000. This loan to this executive officer, which was made on a full recourse basis from time to time in prior periods to facilitate direct ownership in the Company's common stock, is currently subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Management's Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this document include, but are not limited to, discussions regarding indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company's results of operations (see "--Industry and Business Environment"), future uses of and requirements for financial resources (see "--Liquidity and Capital Resources"), and anticipated backlog levels for 2003 (see "--Liquidity and Capital Resources"). Our expectations about our business outlook, customer spending, oil and gas prices, our business environment and that of the industry in general are only our expectations regarding these matters. Actual results may differ materially from those expressed in the forward-looking statements for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of the Organization of Petroleum Exporting Countries ("OPEC"), conflict involving the United States or in major petroleum producing or consuming regions, acts of terrorism, the development of technology which could lower overall finding and development costs, weather patterns and the overall condition of capital and equity markets for countries in which we operate.

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

OVERVIEW

    References to "NATCO," "we" and "our" are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

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

CRITICAL ACCOUNTING POLICIES

    Our management makes certain estimates and assumptions in preparing our consolidated financial statements that affect the results reported in the accompanying notes. We base these estimates and assumptions on historical experience and on future expectations that we believe to be reasonable under the circumstances. Note 2 to the consolidated financial statements filed in our Annual Report on Form 10-K for the year ended December 31, 2002, contains a summary of our significant accounting policies. We believe the following accounting policies are the most critical in the preparation of our condensed consolidated financial statements:

    Revenue Recognition: Percentage-of-Completion Method. We recognize revenues from significant contracts (greater than $250,000 and longer than four months in duration) and certain automation and controls contracts and orders on the percentage-of-completion method of accounting. Earned revenue is based on the percentage that costs incurred to date relate to total estimated costs of the project, after giving effect to the most recent estimates of total cost. The timing of costs incurred, and therefore recognition of revenue, could be affected by various internal or external factors including, but not limited to: changes in project scope (change orders), changes in productivity, scheduling, the cost and availability of labor, the cost and availability of raw materials, the weather, client delays in providing approvals at benchmark stages of the project and the timing of deliveries from third-party providers of key components. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenues reflect the original contract price adjusted for agreed claims and change order revenues, if applicable. Losses expected to be incurred on the jobs in progress, after consideration of estimated probable minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Claims for additional contract revenue are recognized if it is probable that the claim will result in additional revenue and the amount can be reliably estimated. We generally recognize revenue and earnings to which the percentage-of-completion method applies over a period of two to six quarters. In the event a project is terminated by the customer before completion, our customer is liable for costs incurred under the contract. We believe that our operating results should be evaluated over a term of several years to evaluate performance under long-term contracts, after all change orders, scope changes and cost recoveries have been negotiated and realized. We record revenues and profits on all other sales as shipments are made or services are performed.

    Impairment Testing: Goodwill. As required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we evaluate goodwill annually for impairment by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required by SFAS No. 142, we identify separate reportable units for purposes of this evaluation. In determining carrying value, we segregate assets and liabilities that, to the extent possible, are clearly identifiable by specific reportable unit. All inter-company receivables/payables are excluded. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reportable unit, are allocated based on the ratio of each unit's net assets relative to total net assets. The fair value is then compared to the carrying value of the reportable unit to determine whether or not impairment has occurred at the reportable unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit's assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, we would record an impairment charge for that amount. No impairment charge was recorded at December 31, 2002, and no indications of impairment were noted during the three-month or six-month period ended June 30, 2003. Net goodwill was $79.8 million and $79.0 million at June 30, 2003 and December 31, 2002, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides guidance on reporting and accounting for obligations associated with the retirement of long-lived tangible assets and the related retirement costs. This standard is effective for financial statements issued for fiscal years beginning after June 15, 2002. On January 1, 2003, we adopted this pronouncement and recorded a loss of $34,000, net of tax effect, as the cumulative effect of change in accounting principle. In addition, we recorded an asset retirement obligation liability and asset cost of $96,000, associated with an obligation to remove certain leasehold improvements upon termination of lease arrangements, including concrete pads and equipment. We will depreciate the asset cost over the remaining useful life of the related assets.

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

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement provides additional guidance to account for derivative instruments, including certain derivative instruments embedded in other contracts as well as hedging activities under SFAS No. 133. This pronouncement becomes effective for new contract arrangements and hedging transactions entered into after June 30, 2003, with exceptions for certain SFAS No. 133 implementation issues begun prior to June 15, 2003. We do not expect this pronouncement to have a material impact on our financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement provides guidance on how to classify and measure certain financial instruments that have characteristics of both liabilities and equity, and generally requires treatment of these instruments as liabilities, including certain obligations that the issuer can or must settle by issuing its own equity securities. This pronouncement, which was effective for all financial instruments entered into or modified after May 31, 2003, and will otherwise be effective on July 1, 2003, will require cumulative effect of a change in accounting principle treatment upon adoption. We do not expect this pronouncement to have a material impact on our financial condition or results of operation.


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

    Changes in commodity prices have impacted our business over the past several years. The following table summarizes the price of domestic crude oil per barrel and the wellhead price of natural gas per thousand cubic feet ("mcf") for the six months ended June 30, 2003 and 2002, as well as averages for the years ended December 31, 2002 and 2001, derived from published reports by the U.S. Department of Energy, and the rotary rig count, as published by Baker Hughes Incorporated.

                                                         SIX MONTHS ENDED JUNE              YEAR ENDED
                                                                  30,                      DECEMBER 31,
                                                        -------------------------     ----------------------------
                                                            2003           2002           2002            2001
                                                        ------------   ------------   ------------    ------------
Average price of domestic first-purchase crude
  oil per barrel in the U.S.                            $    28.09(a)  $      20.22   $      22.51    $      21.86
Average wellhead price of natural gas per mcf in
  the U.S.                                              $     5.27(b)  $       2.67   $       2.95    $       4.12
Average North American rig count                             1,308            1,071          1,093           1,497

    --------------------
(a) Calculated using published data from the U.S. Department of Energy for the five months ended May 31, 2003; data for June 2003 is not yet available.
(b) Calculated based upon estimates by the U.S. Department of Energy, Energy Information Administration for the six months ended
         June 30, 2003.

    At June 30, 2003, the spot price of West Texas Intermediate crude oil per barrel was $30.01 per barrel, the price of Henry Hub natural gas was $5.31 per mcf per the New York Mercantile Exchange ("NYMEX") and the North American rig count was 1,384, per Baker Hughes Incorporated. At July 31, 2003, the spot price of West Texas Intermediate crude oil was $30.73 per barrel, the price of Henry Hub natural gas was $4.63 per mcf per the NYMEX, and the North American rig count was 1,515, per Baker Hughes Incorporated. These spot prices reflect the overall volatility of oil and gas commodity prices in the current and recent periods.

    Historically, we have viewed operating rig counts as a benchmark of spending in the oil and gas industry for exploration and development efforts. Our traditional equipment sales and services business generally correlates to changes in rig activity, but tends to lag behind the North American rig count trend. With the North American rig count increasing in the first six months of 2003, we expect traditional equipment and services in the U.S. and Canada to show improving results during the second half of 2003, based upon historical results.

    The following discussion of our historical results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002 (unaudited)

    Revenues. Revenues of $70.6 million for the three months ended June 30, 2003 decreased $3.8 million, or 5%, from $74.4 million for the three months ended June 30, 2002. The following table summarizes revenues by business segment for the three-month periods ended June 30, 2003 and 2002, respectively.

                                                 THREE MONTHS ENDED
                                                      JUNE 30,
                                                --------------------              PERCENTAGE
                                                  2003       2002       CHANGE      CHANGE
                                                --------   --------     -------     ------
                                                               (UNAUDITED)
                                                (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
         North American Operations.........     $ 30,956   $ 32,736    $ (1,780)      (5%)
         Engineered Systems................       27,261     30,310      (3,049)     (10%)
         Automation and Control Systems....       14,007     13,130         877        7%
         Corporate and Other...............       (1,611)    (1,780)        169       (9%)
                                                --------   --------    --------
              Total........................     $ 70,613   $ 74,396    $ (3,783)      (5%)
                                                ========   ========    ========

    North American Operations revenues decreased $1.8 million, or 5%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, despite an increase in the average number of operating rotary rigs in North America, from 952 for the three months ended June 30, 2002 to 1,227 for the three months ended June 30, 2003. The decrease in revenues was primarily due to reductions in sales of our traditional equipment for the three months ended June 30, 2003 compared to the comparable period in 2002, partially offset by an increase in revenues from our CO2 membrane field operations. Revenues related to our Canadian operations also declined, consistent with activity levels in the Canadian marketplace, although several large projects were substantially completed and shipped during the second quarter of 2003. Inter-segment revenues for this business segment were $177,000 for the three months ended June 30, 2003, compared to $222,000 for the three months ended June 30, 2002.

    Revenues for the Engineered Systems segment decreased $3.0 million, or 10%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002. This decrease was primarily due to reduced sales of larger international production system jobs for the three months ended June 30, 2003 relative to the comparable period in 2002. Engineered Systems revenues of $27.3 million for the three months ended June 30, 2003 included approximately $36,000 of inter-segment revenues, compared to $401,000 of inter-segment revenues for the three months ended June 30, 2002.

    Revenues for the Automation and Control Systems segment increased $877,000, or 7%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002. This increase was primarily attributable to the contribution of several large jobs. Inter-segment sales increased from $1.2 million for the three months ended June 30, 2002 to $1.4 million for the three months ended June 30, 2003.

    The change in revenues for Corporate and Other represents the elimination of inter-segment revenues as discussed above.

    Gross Profit. Gross profit for the three months ended June 30, 2003 decreased $1.1 million, or 6%, to $16.5 million, compared to $17.7 million for the three months ended June 30, 2002. As a percentage of revenue, gross profit declined from 24% for the three months ended June 30, 2002 to 23% for the three months ended June 30, 2003. The following table summarizes gross profit by business segment for the three-month periods then ended:

                                                 THREE MONTHS ENDED
                                                      JUNE 30,
                                                 ------------------
                                                                                  PERCENTAGE
                                                   2003      2002      CHANGE       CHANGE
                                                --------   --------   --------     --------
                                                               (UNAUDITED)
                                                 (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
          North American Operations.........    $  8,261   $  8,630   $   (369)       (4%)
          Engineered Systems................       5,918      6,472       (554)       (9%)
          Automation and Control Systems....       2,368      2,560       (192)       (8%)
                                                --------     ------   --------
                Total.......................    $ 16,547     $17,662  $ (1,115)       (6%)
                                                ========     =======  ========

    Gross profit for the North American Operations business segment decreased $369,000, or 4%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, due to a 5% decline in revenues for the respective periods. As a percentage of revenue, gross margins were 27% and 26% for the three months ended June 30, 2003 and 2002, respectively.

    Gross profit for the Engineered Systems segment for the three months ended June 30, 2003 declined $554,000, or 9%, compared to the three months ended June 30, 2002, and was consistent with the overall decline in revenues of 10% for this business segment for the respective periods. Gross margin as a percentage of revenues for Engineered Systems was 22% and 21% for the three-month periods ended June 30, 2003 and 2002, respectively.

    Gross profit for the Automation and Control Systems segment decreased $192,000, or 8%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, despite a 7% increase in revenues. The decline was primarily attributable to the mix of jobs, with a decline in higher margin jobs for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Gross margin as a percentage of revenue for the three-month periods ended June 30, 2003 and 2002, was 17% and 19%, respectively.

    Selling, General and Administrative Expense. Selling, general and administrative expense of $13.0 for the three months ended June 30, 2003, was consistent with the results for the three months ended June 30, 2002. Overall expense increases related to higher employee medical costs, professional fees and corporate insurance policies, were offset by cost savings from a decline in variable compensation based on operating results. Overall headcount was reduced from 1,769 employees at June 30, 2002 to 1,626 employees at June 30, 2003.

    Depreciation and Amortization Expense. Depreciation and amortization expense of $1.3 million for the three months ended June 30, 2003, increased $61,000, or 5%, compared to the results for the three months ended June 30, 2002. Depreciation expense of $1.2 million for the three months ended June 30, 2003, increased $67,000, or 6%, compared to the respective period for 2002. This increase related to the addition of capital assets purchased and constructed during 2002 and early 2003, including a significant expansion of the Sacroc gas processing facility. Amortization expense of $22,000 for the three months ended June 30, 2003 was consistent with the results for the respective period in 2002.

    Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement liability of $210,000 for the three months ended June 30, 2003, increased $87,000, or 71%, compared to the three months ended June 30, 2002. This increase in expense was due to a change in the discount rate used to actuarially determine our obligation under this arrangement.

    Other, net. Other, net was $553,000 for the three months ended June 30, 2003 and primarily related to foreign exchange transaction losses at our Canadian and UK-based subsidiaries. Other, net of $432,000 for the three months ended June 30, 2002, primarily represented net foreign currency exchange transaction losses related to our UK-based operations.

    Provision for Income Taxes. Income tax expense for the three months ended June 30, 2003 was $194,000 compared to $706,000 for the three months ended June 30, 2002. The primary reason for this decrease in tax expense was a decline in income before income taxes from $1.8 million for the three months ended June 30, 2002 to $504,000 for the three months ended June 30, 2003. The effective tax rate remained at 38% for each of the three-month periods ended June 30, 2003 and 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002 (unaudited)

    Revenues. Revenues of $138.6 million for the six months ended June 30, 2003 decreased $9.3 million, or 6%, from $148.0 million for the six months ended June 30, 2002. The following table summarizes revenues by business segment for the six-month periods ended June 30, 2003 and 2002, respectively.

                                                  SIX MONTHS ENDED
                                                       JUNE 30,
                                                -------------------
                                                                                   PERCENTAGE
                                                   2003       2002       CHANGE      CHANGE
                                                --------   --------     --------   ---------
                                                                 (UNAUDITED)
                                                  (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
         North American Operations.........     $  59,571  $  71,112    $ (11,541)    (16%)
         Engineered Systems................        53,307     55,419       (2,112)     (4%)
         Automation and Control Systems....        29,248     24,995        4,253      17%
         Corporate and Other...............        (3,500)    (3,552)          52      (1%)
                                                ---------  ---------    ---------
                   Total...................     $ 138,626  $ 147,974    $  (9,348)     (6%)
                                                =========  =========    =========

    North American Operations revenues decreased $11.5 million, or 16%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, despite an increase in the average North American operating rotary rig count from 1,071 to 1,308 for the six months ended June 30, 2002 and 2003, respectively. We experienced a reduction in sales primarily for our traditional equipment due to the timing of project awards, and a decline in contribution from our Latin American operations. Revenues related to our Canadian operations also declined, with fewer jobs in progress in 2003 compared to 2002, despite the substantial completion of several large jobs as of June 30, 2003. Inter-segment revenues for this business segment were $827,000 for the six months ended June 30, 2003, as compared to $310,000 for the six months ended June 30, 2002.

    Revenues for the Engineered Systems segment decreased $2.1 million, or 4%, for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. This decrease was primarily due to a decline in the number of large international production system jobs in 2003 relative to 2002, as several large jobs were completed during the 2002 period. Partially offsetting this decrease was an increase in revenues provided by our UK-based operations. Engineered Systems revenues of $53.3 million for the six months ended June 30, 2003 included approximately $66,000 of inter-segment revenues, as compared to $713,000 of inter-segment revenues for the six months ended June 30, 2002.

    Revenues for the Automation and Control Systems segment increased $4.3 million, or 17%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. This increase was primarily related to a general increase in the number of jobs during the six months ended June 30, 2003 relative to the comparable period in 2002. Inter-segment sales increased from $2.5 million for the six months ended June 30, 2002 to $2.6 million for the six months ended June 30, 2003.

    The change in revenues for Corporate and Other represents the elimination of inter-segment revenues as discussed above.

    Gross Profit. Gross profit for the six months ended June 30, 2003 decreased $3.6 million, or 10%, to $32.4 million, compared to $35.9 million for the six months ended June 30, 2002. As a percentage of revenue, gross profit declined from 24% for the six months ended June 30, 2002 to 23% for the comparable period in 2003. The following table summarizes gross profit by business segment for the periods then ended:

                                                  SIX MONTHS ENDED
                                                       JUNE 30,
                                                -------------------
                                                                                   PERCENTAGE
                                                   2003       2002       CHANGE      CHANGE
                                                --------   --------     --------   ---------
                                                                 (UNAUDITED)
                                                  (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
         North American Operations.........     $  15,614  $  18,880    $  (3,266)    (17%)
         Engineered Systems................        11,789     12,324         (535)     (4%)
         Automation and Control Systems....         4,954      4,721          233       5%
                                                ---------  ---------     --------
                   Total...................     $  32,357  $  35,925    $  (3,568)    (10%)
                                                =========  =========    =========

    Gross profit for the North American Operations business segment decreased $3.3 million, or 17%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, due to a 16% decline in revenues for the respective periods. As a percentage of revenue, gross margins were 26% and 27% for the six-month periods ended June 30, 2003 and 2002, respectively.

    Gross profit for the Engineered Systems segment for the six months ended June 30, 2003 decreased $535,000, or 4%, compared to the six months ended June 30, 2002, consistent with a decline in sales of 4% for the segment during the respective period. Gross margin as a percentage of revenues for Engineered Systems was 22% for each of the six-month periods ended June 30, 2003 and 2002.

    Gross profit for the Automation and Control Systems segment increased $233,000, or 5%, for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, due to a 17% increase in revenues for the respective period, partially offset by lower margins due to the mix of sales jobs for the six months ended June 30, 2003 relative to the comparable period in 2002. Gross margin as a percentage of revenue for the six-month periods ended June 30, 2003 and 2002, was 17% and 19%, respectively.

    Selling, General and Administrative Expense. Selling, general and administrative expense of $25.6 million decreased $921,000, or 3%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. This decrease was primarily related to cost savings from certain restructuring activities in the U.S. and Canada as well as a decline in variable compensation based on operating results, partially offset by increases related to higher employee medical costs, professional fees and corporate insurance policies. Overall headcount was reduced from 1,769 employees at June 30, 2002 to 1,626 employees at June 30, 2003.

    Depreciation and Amortization Expense. Depreciation and amortization expense of $2.5 million for the six months ended June 30, 2003, increased $132,000, or 6%, compared to the results for the six months ended June 30, 2002. Depreciation expense of $2.4 million for the six months ended June 30, 2003 increased $140,000, or 6%, compared to the respective period for 2002, related to the addition of capital assets purchased and constructed during 2002 and early 2003, including a significant expansion of the Sacroc gas processing facility. Amortization expense of $45,000 for the six months ended June 30, 2003 was comparable with the results for the respective period in 2002.

    Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement benefit liability of $419,000 for the six months ended June 30, 2003, increased $174,000, or 71%, compared to the six months ended June 30, 2002. This increase in expense was due to a change in the discount rate used to actuarially determine our obligation under this arrangement.

    Other, net. Other, net was $1.1 million for the six months ended June 30, 2003 and included severance and relocation costs associated with reductions in force in the U.S. and the consolidation of operations at our Canadian subsidiary, as well as foreign exchange transaction gains and losses, primarily on inter-company balances associated with our Canadian and UK-based operations. Other, net for the six months ended June 30, 2002, primarily represented net foreign currency exchange transaction losses of $35,000.

    Provision for Income Taxes. Income tax expense for the six months ended June 30, 2003 was $244,000 compared to $1.8 million for the six months ended June 30, 2002. The primary reason for this decrease was a decline in income before income taxes from $4.7 million for the six months ended June 30, 2002 to $643,000 for the six months ended June 30, 2003. The effective tax rate was 38% for each of the six-month periods ended June 30, 2003 and 2002.

    Cumulative Effect of Change in Accounting Principle. The cumulative effect of change in accounting principle of $34,000, net of tax effect, related to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," on January 1, 2003. See Recent Accounting Pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2003, we had cash and working capital of $796,000 and $31.1 million, respectively, as compared to cash and working capital of $1.7 million and $34.6 million, respectively, at December 31, 2002.

    Net cash used in operating activities for the six months ended June 30, 2003 was $713,000, compared to $367,000 for the six months ended June 30, 2002. Factors that contributed to the increase in cash used in operating activities during 2003 included an increase in inventory, decrease in net income and a decrease in accrued expenses, partially offset by an increase in accounts payable and customer advance payments.

    Net cash used in investing activities for the six months ended June 30, 2003 was $6.0 million, of which $6.7 million was used for capital expenditures, primarily related to the expansion of our Sacroc gas-processing facility, partially offset by proceeds from the sale of fixed assets totaling $649,000, which related primarily to the sale of a building in the UK. For the six months ended June 30, 2002, cash used in investing activities was $3.3 million and related primarily to capital expenditures.

    Net cash provided by financing activities for the six months ended June 30, 2003 was $5.1 million. The primary source of funds for financing activities for the six months ended June 30, 2003 was proceeds from the issuance of our Series B Convertible Preferred Stock and related warrants of $14.1 million, net of issuance costs, offset by repayments of long-term borrowings and revolving credit borrowings of $3.5 million and $1.6 million, respectively, as well as a decline in bank overdrafts of $3.4 million. Net cash provided by financing activities for the six months ended June 30, 2002 was $2.9 million. The primary source of funds for financing activities during the six months ended June 30, 2002 was borrowings of $3.9 million under our revolving credit facilities, borrowings of $1.5 million under a long-term promissory note arrangement related to the purchase of our Magnolia manufacturing facility and an increase in cash overdrafts of $1.7 million, partially offset by repayments of $3.5 million under our long-term facilities and post-retirement benefit payments of $1.0 million.

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

     We maintain a credit facility that consists of a $50.0 million term loan, a $30.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $10.0 million U.K. revolving facility. The term loan matures on March 15, 2006, and each of the revolving facilities matures on March 15, 2004. On or before March 15, 2004, we expect to extend or refinance our loan agreements to have continued access to comparable credit facilities on reasonable terms.

     In July 2002, our lenders approved the amendment of various provisions of the term loan and revolving credit facility agreement, effective April 1, 2002. This amendment revised certain restrictive debt covenants, modified certain defined terms, allowed for future capital investment in our Sacroc CO2 processing facility in West Texas, facilitates the issuance of $7.5 million of subordinated debt, increased the aggregate amount of operating lease expense allowed during a fiscal year and permitted an increase in borrowings under the export sales credit facility, without further consent, up to a maximum of $20.0 million. These modifications resulted in higher commitment fee percentages and interest rates than in the original loan agreements, based on the Funded Debt to EBITDA ratio, as defined in the underlying agreement as amended.

    In July 2003, our lenders approved an amendment of the existing term loan and revolving credit facility, effective April 1, 2003, and as of June 30, 2003, we were in compliance with all restrictive debt covenants, as amended. The amendment modified several restrictive covenant terms, including the Fixed Charge Coverage Ratio and Funded Debt to EBITDA Ratio, each as defined in the agreement. Had the amendment not been obtained, we would have been non-compliant with such restrictive covenants. We expect that we will be in compliance with the financial covenants under our term loan and revolving credit facility, as amended, for the next twelve months.

     Borrowings outstanding under the term loan facility totaled $34.3 million at June 30, 2003, and bear interest at 3.74% per annum. Amounts borrowed under the revolving facilities bear interest at a rate based upon the ratio of Funded Debt to EBITDA and ranging from, at our election, (1) a high of LIBOR plus 3.00% to a low of LIBOR plus 1.75% or, (2) a high of a base rate plus 1.50% to a low of a base rate plus 0.25%.

     As of June 30, 2003, the weighted average interest rate of our borrowings under the revolving credit facilities was 4.26%.

     We are required to pay commitment fees of 0.30% to 0.625% per year, depending upon the ratio of Funded Debt to EBITDA, on the undrawn portion of the facility. As of June 30, 2003, our commitment fees were calculated at a rate of 0.625%.

     The revolving credit facility is guaranteed by all of our domestic subsidiaries and is secured by a first priority lien on substantially all inventory, accounts receivable and other material tangible and intangible assets. We have also pledged 65% of the voting stock of our active foreign subsidiaries.

    We had letters of credit outstanding under the revolving credit facilities of $17.9 million at June 30, 2003. Fees related to these letters of credit at June 30, 2003, ranged from approximately 1% to 3.25% of the outstanding balance. These letters of credit support contract performance and warranties and expire at various dates through April 2007.

    We maintain a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which borrowings of $1.9 million were outstanding as of June 30, 2003. Letters of credit outstanding under this facility at June 30, 2003 totaled $50,000. Fees related to these letters of credit at June 30, 2003, were approximately 1% of the outstanding balance. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The export sales credit facility loans mature in July 2004.

     We had unsecured letters of credit, guarantees and bonds outstanding at June 30, 2003 of $1.6 million.

     Our sales backlog at June 30, 2003 was $78.7 million, compared to $103.7 million at June 30, 2002. Backlog decreased primarily in Engineered Systems, due to several large project bookings in 2002, which were substantially completed prior to June 30, 2003.

     On March 25, 2003, we issued 15,000 shares of our Series B Convertible Preferred Stock ("Series B Preferred Shares"), and warrants to purchase 248,800 shares of our common stock, to Lime Rock Partners II, L.P., a private investment fund, for an aggregate purchase price of $15.0 million. Of the aggregate purchase price, approximately $99,000 was allocated to the warrants. Proceeds from the issuance of these securities, net of related estimated issuance costs of approximately $800,000, were used to reduce our outstanding revolving debt balances and for other general corporate purposes.

    Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder thereof, into (i) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares at June 30, 2003), and (ii) a cash payment equal to the amount of dividends on such share that have accrued since the prior semi-annual dividend payment date. As of June 30, 2003, we had accrued dividends payable of $399,000 related to the Series B Preferred Shares, which were paid on July 1, 2003.

    In the event of a change in control, as defined in the certificate of designations for the preferred shares, each holder of the Series B Preferred Shares has the right to convert the Series B Preferred Shares into common stock or to cause the Company to redeem for cash some or all of the Series B Preferred Shares at an aggregate redemption price equal to the sum of (i) $1,000 (adjusted for stock splits, stock dividends, etc.) multiplied by the number of shares to be redeemed, plus (ii) an amount (not less than zero) equal to the product of $500 (adjusted for stock splits, stock dividends, etc.) multiplied by the aggregate number of Series B Preferred Shares to be redeemed less the sum of the aggregate amount of dividends paid in cash since the issuance date, plus any gain on the related stock warrants. If the holder of the Series B Preferred Shares converts upon a change in control occurring on or before March 25, 2006, the holder would also be entitled to receive cash in an amount equal to the dividends that would have accrued through March 25, 2006 less the sum of the aggregate amount of dividends paid in cash through the date of conversion, and the aggregate amount of dividends accrued in prior periods but not yet paid.

    We have the right to redeem the Series B Preferred Shares for cash on or after March 25, 2008, at a redemption price per share equal to the face value of the Series B Preferred Shares plus the amount of dividends that have been accrued but not paid since the most recent semi-annual dividend payment date.

    Due to the cash redemption features upon a change in control as described above, the Series B Preferred Shares do not qualify for permanent equity treatment in accordance with the Emerging Issues Task Force Topic D-98:
"Classification and Measurement of Redeemable Securities," which specifically requires that permanent equity treatment be precluded for any security with redemption features that are not solely within the control of the issuer. Therefore, we have accounted for the Series B Preferred Shares as temporary equity in the accompanying balance sheet. No value has been assigned to our right to redeem the Series B Preferred Shares on or after March 25, 2008.

    If the Series B Preferred Shares are redeemed under contingent redemption features, any redemption amount greater than carrying value would be recorded as a reduction of income available to common shareholders when the event becomes probable.

    If we fail to pay dividends for two consecutive periods or any redemption price due with respect to the Series B Preferred Shares for a period of sixty days following the payment date, we will be in default under the terms of such shares. During a default period, (1) the dividend rate on the Series B Preferred Shares would increase to 10.25%, (2) the holders of the Series B Preferred Shares would have the right to elect or appoint a second director to the Board of Directors and (3) we would be restricted from paying dividends on, or redeeming or acquiring our common or other outstanding stock, with limited exceptions. If we fail to set aside or make payments in cash of any redemption price due with respect to the Series B Preferred Shares, and the holders elect, our right to redeem the shares may be terminated.

    The warrants issued to Lime Rock Partners II, L.P. have an exercise price of $10.00 per share of common stock and expire on March 25, 2006. We can force the exercise of the warrants if our common stock trades above $13.50 per share for 30 consecutive days. The warrants contain a provision whereby the holder could require us to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The resulting liability, originally recorded at $99,000, was increased to $131,000 as of June 30, 2003, as a result of the change in fair value of the warrants. Similarly, changes in fair value in future periods will be recorded as charges to net income during the period of the change.

      At June 30, 2003, available borrowing capacity under the term loan and revolving credit agreement and the export sales credit agreement were $21.3 million and $5.1 million, respectively. We were in compliance with all restrictive debt covenants in our loan agreements, as amended, as of June 30, 2003. Although no assurances can be given, we believe that our operating cash flow, supported by our borrowing capacity, will be adequate to fund operations for at least the next twelve months. Should we decide to pursue acquisition opportunities, the determination of our ability to finance these acquisitions will be a critical element of the analysis of the opportunities.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our operations are conducted around the world in a number of different countries. Accordingly, future earnings are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Canada and the UK. In Canada, most contracts are denominated in Canadian dollars, and most of the costs incurred are in Canadian dollars, which mitigates risks associated with currency fluctuations. In the UK, many of our sales contracts and material purchases are denominated in a currency other than British pounds sterling, primarily US dollars and euros, whereas our engineering and overhead costs are principally denominated in British pounds sterling. Consequently, we have currency risk in our UK operations. No forward contracts or other currency-related derivative hedge arrangements existed at June 30, 2003, and we do not currently intend to enter into such contracts or arrangements as part of our currency risk management strategy.

    The warrants issued to the holders of our Series B Preferred Shares provide for a net-cash settlement in the event of a change in control, as defined in the warrants. Consequently, we use derivative accounting to record the warrant transaction. The liability representing the fair value of this derivative arrangement was recorded at $99,000 as of March 31, 2003, and was adjusted to $131,000 as of June 30, 2003, to reflect the projected change in fair value of the warrants during the period, resulting in a $32,000 revaluation loss for the quarter. Fair value, as agreed with the counter-party to the agreement, was based on a pricing model that included subjective assumptions concerning the volatility of our common stock, the expected term that the warrants would be outstanding, an expected dividend rate of zero and an overall liquidity factor. At each reporting date, the liability will be adjusted to current fair value with any changes in fair value reported in earnings during the period of change. As such, we may be exposed to certain income fluctuations based upon changes in the fair market value of this liability due to changes in the price of our common stock, as well as other factors.

    Our financial instruments are subject to changes in interest rates, including our revolving credit and term loan facilities and our working capital facility for export sales. At June 30, 2003, we had borrowings of $34.3 million outstanding under the term loan portion of the revolving credit and term loan facilities, at an interest rate of 3.74%. Borrowings, which bear interest at floating rates, outstanding under the revolving credit agreement at June 30, 2003, totaled $10.3 million. As of June 30, 2003, the weighted average interest rate of our borrowings under revolving credit facilities was 4.26%. Borrowings under the working capital facility for export sales at June 30, 2003 totaled $1.9 million and accrued interest at 4.00%, while borrowings under the long-term arrangement secured by our Magnolia manufacturing facility totaled $1.3 million and accrued interest at 4.65%.

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

ITEM 4.  CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

    Members of our management team, including our Chief Executive Officer and our Chief Financial Officer, have reviewed our disclosure controls and procedures, as defined by the Securities and Exchange Commission in Rule 13a-15(e) of the Securities Exchange Act of 1934, as of June 30, 2003, in an effort to evaluate the effectiveness of the design and operation of these controls. Based upon this review, our management has determined that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures operate such that important information is collected in a timely manner, provided to management and made known to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding disclosure in our public filings.

    Furthermore, no significant changes have been made to our internal controls and procedures during the three months ended June 30, 2003, or prior to filing this Quarterly Report on Form 10-Q, and no corrective actions are anticipated, as we noted no significant deficiencies or material weaknesses in our internal control structure.

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of NATCO Group Inc. was held on May 22, 2003 in Houston, Texas. At the annual meeting, the holders of 16,784,951 shares out of 17,775,912 shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum. Proposals submitted to a vote of security holders included the following:

(1) Election of three Class II members of the Board of Directors, each to hold office for a three-year term expiring at the annual meeting of stockholders in 2006.
                                              Number of Shares
                                ---------------------------------------------
                                    For         Withheld      Broker Non-Vote
                                    ---         --------       --------------

        Keith K. Allan          16,668,940       116,011            --
        George K. Hickox, Jr.   16,669,090       115,861            --


    Mr. Howard I. Bull, a Class II director who had been nominated for election, passed away in May 2003, prior to the meeting. The Board is entitled to fill this vacancy or to reduce the number of directors to seven, but has not done so at this time.


(2) Ratification of KPMG LLP as our independent public accountants for the fiscal year beginning January 1, 2003.

                                              Number of Shares
                                ---------------------------------------------
                                    For         Against      Abstained
                                    ---         -------      ---------
                                16,777,470         7,332           149


    Mr. Nathaniel A. Gregory and Mr. Herbert S. Winokur, Jr., will continue to serve as our Class III directors, each with a term expiring at the annual meeting of stockholders in 2004. Mr. John U. Clarke and Mr. Patrick M. McCarthy will continue to serve as our Class I directors, each with a term expiring at the annual meeting of stockholders in 2005. Mr. Thomas R. Bates, Jr. was elected by the holders of our Series B Convertible Preferred Stock to serve as our director, and will continue in office until a successor has been elected by the holders of the Series B Convertible Preferred Stock or until less than 50% of such series remains outstanding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K.
        o Report on Form 8-K filed May 7, 2003, to report First Quarter 2003 Results.
        o Report on Form 8-K filed May 28, 2003 to announce the hiring of a new chief financial officer.
o Report on Form 8-K filed August 5, 2003 to report Second Quarter 2003 Results.

Index of Exhibits


EXHIBIT NO.                             DESCRIPTION
-----------                             ------------


  10.33      --     Third Amendment to Loan Agreement ($35,000,000 U.S.
                    Revolving Loan Facility, $10,000,000 Canadian Revolving Loan
                    Facility, $5,000,000 U.K. Revolving Loan Facility and
                    $50,000,000 Term Loan Facility) dated as of July 31, 2003, but effective April 1, 2003 among NATCO Group Inc., NATCO
                    Canada, Ltd., Axsia Group Limited, JPMorgan Chase Bank
                    (successor in interest to The Chase Manhattan Bank), acting as agent for the U.S. Lenders, Royal Bank of Canada, acting as agent for the Canadian Lenders, and J.P. Morgan Europe
                    Limited, acting as agent for the U.K. Lenders.

  10.34       --    Amendment of Directors Compensation Plan

   31.1       --    Certification of Chief Executive Officer of NATCO Group Inc.
                    pursuant to 15 U.S.C.ss.7241, as adopted pursuant to Section
                    302 of the Sarbanes- Oxley Act of 2002

   31.2       --    Certification of Chief Financial Officer of NATCO Group Inc.
                    pursuant to 15 U.S.C.ss.7241, as adopted pursuant to Section
                    302 of the Sarbanes- Oxley Act of 2002

   32.1       --    Certification of Chief Executive Officer and Chief Financial
                    Officer of NATCO Group Inc. pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NATCO Group Inc.

                                              By:  /s/ NATHANIEL A. GREGORY
                                                  -----------------------------
                                              Name: Nathaniel A. Gregory
                                                    Chairman of the Board and
                                                    Chief Executive Officer

Date: August 14, 2003
                                              By:  /s/ RICHARD W. FITZGERALD
                                                  -----------------------------
                                              Name: Richard W. FitzGerald
                                              Senior Vice President and
                                              Chief Financial Officer

Date: August 14, 2003