Form 10-Q
period 2003-09-30
NATCO GROUP INC
filed 2003-11-14
CIK 1057693

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003,

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

      As of November 1, 2003, $0.01 par value per share, 15,854,067 shares

================================================================================

                                NATCO GROUP INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                         NO.
                                                                         ---
PART I -- FINANCIAL INFORMATION

Item 1.         Financial Statements................................     3
                Condensed Consolidated Balance Sheets -- September
                30, 2003 (unaudited) and December 31, 2002..........     3
                Unaudited Condensed Consolidated Statements of
                Operations -- Three and Nine Months Ended September
                30, 2003 and 2002..................................      4
                Unaudited Condensed Consolidated Statements of Cash
                Flows -- Nine Months Ended September 30, 2003 and
                2002................................................     5
                Notes to Unaudited Condensed Consolidated Financial
                Statements..........................................     6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................    19

Item 3.         Quantitative and Qualitative Disclosures About
                Market Risk.........................................    31

Item 4.         Controls and Procedures..............................   32

PART II -- OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K.....................   33

Signatures      .....................................................   34

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                        NATCO GROUP INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    2003            2002
                                                                ------------    -----------
                                                                 (UNAUDITED)

                           ASSETS

Current assets:
  Cash and cash equivalents..................................    $    1,134      $   1,689
  Trade accounts receivable, net.............................        69,444         74,677
  Inventories................................................        37,976         32,400
  Prepaid expenses and other current assets..................         7,588          7,611
                                                                 ----------      ---------
        Total current assets.................................       116,142        116,377
Property, plant and equipment, net...........................        35,201         31,485
Goodwill, net................................................        79,831         78,977
Deferred income tax assets, net..............................         2,581          2,984
Other assets, net............................................         1,436          1,772
                                                                 ----------      ---------
        Total assets.........................................    $  235,191      $ 231,595
                                                                 ==========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt.....................    $   16,992      $   7,097
  Accounts payable...........................................        36,379         36,074
  Accrued expenses and other.................................        31,679         37,243
  Customer advances..........................................         3,517          1,354
                                                                 ----------      ---------
        Total current liabilities............................        88,567         81,768
Long-term debt, excluding current installments...............        26,716         45,257
Postretirement benefit and other long-term liabilities.......        12,080         12,718
                                                                 ----------      ---------
        Total liabilities....................................       127,363        139,743
                                                                 ----------      ---------

Series B redeemable convertible preferred stock (aggregate
  redemption value of $15,000), $.01 par value. 15,000 shares
  authorized, issued and outstanding  (net of issuance costs)        14,101             --

Stockholders' equity:
  Preferred stock $.01 par value. Authorized 5,000,000 shares
  (of which 500,000 are designated as Series A and 15,000 are
  designated as Series B); no shares issued and outstanding              --             --
  (except Series B shares above).............................
  Series A preferred stock, $.01 par value. Authorized
    500,000 shares; no shares issued and outstanding.........            --             --
  Common stock, $.01 par value. Authorized
    50,000,000 shares; issued and outstanding 15,854,067 and
    15,803,797 shares as of September 30, 2003 and
    December 31, 2002, respectively..........................           159            158
  Additional paid-in capital.................................        97,343         97,223
  Accumulated earnings.......................................         8,511          8,734
  Treasury stock, 795,692 shares at cost as of September
    30, 2003 and December 31, 2002...........................        (7,182)        (7,182)
  Accumulated other comprehensive loss.......................        (1,301)        (3,395)
  Notes receivable from officers.............................        (3,803)        (3,686)
                                                                 -----------     ---------
        Total stockholders' equity...........................        93,727         91,852
                                                                 ----------      ---------
Commitments and contingencies
        Total liabilities and stockholders' equity...........    $  235,191      $ 231,595
                                                                 ==========      =========

See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                     -----------------------   -----------------------
                                                        2003         2002         2003         2002
                                                     ----------   ----------   ----------    ---------
Revenues ..........................................   $  65,801    $  66,563    $ 204,427    $ 214,537
Cost of goods sold ................................      49,777       51,655      156,045      163,704
                                                      ---------    ---------    ---------    ---------
          Gross profit ............................      16,024       14,908       48,382       50,833
Selling, general and administrative expense .......      12,647       13,299       38,291       39,863
Depreciation and amortization expense .............       1,167        1,288        3,651        3,640
Closure and other .................................         722           --          947           --
Interest expense ..................................         950        1,280        3,089        3,423
Interest cost on postretirement benefit liability .         209          122          628          367
Interest income ...................................         (42)         (47)        (141)        (174)
Other, net ........................................         (74)        (271)         830         (236)
                                                      ---------    ---------    ---------    ---------
   Income (loss) before income taxes and cumulative
      effect of change in accounting principle ....         445         (763)       1,087        3,950
Income tax provision (benefit) ....................         255         (427)         499        1,379
                                                      ---------    ---------    ---------    ---------
     Net income (loss) before cumulative effect of
      change in accounting principle ..............         190         (336)         588        2,571

Cumulative effect of change in accounting
 principle (net of tax benefit of $18).............          --           --           34           --
                                                      ---------    ---------    ---------    ---------
          Net income (loss) .......................   $     190    $    (336)   $     554    $   2,571
Preferred stock dividends..........................         378           --          777           --
                                                      ---------    ---------    ---------    ---------
          Net income (loss) available to
            common stockholders....................   $    (188)   $    (336)   $    (223)   $   2,571
                                                      =========    =========    =========    =========

Earnings (loss) per share--basic:
Net income (loss) before cumulative effect of
   change in accounting principle .................   $   (0.01)   $   (0.02)   $   (0.01)   $    0.16
Cumulative effect of change in accounting principle          --           --           --           --
                                                      ---------    ---------    ---------    ---------
          Net income (loss) .......................   $   (0.01)   $   (0.02    $   (0.01)   $    0.16
                                                      =========    =========    =========    =========

Earnings (loss) per share--diluted:
Net income (loss) before cumulative effect of
   change in accounting principle .................   $   (0.01)   $   (0.02)   $   (0.01)   $    0.16
Cumulative effect of change in accounting principle          --           --           --           --
                                                      ---------    ---------    ---------    ---------
          Net income (loss) .......................   $   (0.01)   $   (0.02)   $   (0.01)   $    0.16
                                                      =========    =========    =========    =========

Basic weighted average number of shares of
  common stock outstanding ........................      15,854       15,804       15,836       15,804
Diluted weighted average number of shares
  of common stock outstanding .....................      15,854       15,804       15,836       15,937

See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                -----------------
                                                                 2003       2002
                                                                 ----       ----
Cash flows from operating activities:
  Net income ...............................................   $    552    $  2,571
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of change in accounting
       principle ...........................................         34          --
     Deferred income tax expense ...........................      1,433       1,894
     Depreciation and amortization expense .................      3,651       3,640
     Non-cash interest income ..............................       (116)       (159)
     Revaluation of warrants ...............................        (15)         --
     Interest cost on postretirement benefit liability .....        628         367
     Gain on the sale of property, plant and equipment .....       (265)        (14)
     Change in assets and liabilities:
       (Increase) decrease in trade accounts receivable ....      6,389      (4,747)
       (Increase) decrease in inventories ..................     (3,755)      2,572
       Increase in prepaid expense and other current
         assets ............................................       (683)       (450)
       Increase in long-term assets ........................       (299)       (422)
       Increase in accounts payable ........................      3,039       1,114
       Decrease in accrued expenses and other ..............     (6,731)     (3,522)
       Increase (decrease) in customer advances ............      2,133      (1,800)
                                                               --------    --------
          Net cash provided by operating activities ........      5,995       1,044
                                                               --------    --------
Cash flows from investing activities:
  Capital expenditures for property, plant and
    equipment ..............................................     (8,347)     (3,882)
  Proceeds from the sale of property, plant and
    equipment ..............................................        670          44
  Issuance of related party note receivable ................         --        (216)
  Acquisitions, net ........................................         --        (240)
                                                               --------    --------
          Net cash used in investing activities ............     (7,677)     (4,294)
                                                               --------    --------
Cash flows from financing activities:
  Change in bank overdrafts ................................     (3,450)        155
  Net borrowings (repayments) under long-term revolving
    credit facilities ......................................     (3,877)      6,594
  Repayments of long-term debt .............................     (5,324)     (5,299)
  Borrowings of long-term debt .............................         --       1,460
  Proceeds from the issuance of preferred stock, net .......     14,101          --
  Issuance of common stock .................................        111          --
  Payments on postretirement benefit liability .............     (1,338)     (1,434)
  Dividends paid ...........................................       (399)         --
  Other, net ...............................................        558         541
                                                               --------    --------
          Net cash provided by financing activities ........        382       2,017
                                                               --------    --------
Effect of exchange rate changes on cash and cash
   equivalents .............................................        745         506
                                                               --------    --------
Change in cash and cash equivalents ........................       (555)       (727)
Cash and cash equivalents at beginning of period ...........      1,689       3,093
                                                               --------    --------
Cash and cash equivalents at end of period .................   $  1,134    $  2,366
                                                               ========    ========
Cash payments for:
  Interest .................................................   $  2,260    $  2,277
  Income taxes .............................................   $    782    $  2,350

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

(2) EMPLOYEE STOCK OPTIONS

    The Company accounts for its employee stock option plans by applying the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. If entities continued to apply the provision of APB Opinion No. 25, pro forma net income and earnings per share disclosures would be required for all employee stock option grants made in 1995 and subsequent years, as if the fair value-based method defined in SFAS No. 123 had been applied. SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment to FASB Statement No. 123," issued in December 2002, provided alternative methods to transition to the fair value method of accounting for stock-based compensation, on a volunteer basis, and required additional disclosures at annual and interim reporting dates. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosures required by SFAS No. 123.

    The Company determines pro forma net income and earnings per share by applying the Black-Scholes Single Option--Reduced Term valuation method. This valuation model requires management to make highly subjective assumptions about the volatility of NATCO's common stock, the expected term of outstanding stock options, the Company's risk-free interest rate and expected dividend payments during the contractual life of the options. The following table summarizes these pro forma net earnings and earnings per share amounts for the three-month and nine-month periods ended September 30, 2003 and 2002.

                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                         ------------------      -----------------
                                                            2003       2002      2003        2002
                                                            ----       ----      ----        ----
                                                     (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) before cumulative effect
  of change in accounting principle--as
  reported ............................................   $   190    $  (336)   $   588    $   2,571
Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of related
  tax effects..........................................       118        236        439          721
                                                          -------    -------    -------    ---------
Pro forma net income (loss) ...........................   $    72    $  (572)   $   149    $   1,850
                                                          =======    =======    =======    =========
Earnings (loss) per share:
   Basic -- as reported ...............................   $ (0.01)   $ (0.02)   $ (0.01)   $    0.16
   Basic -- pro forma .................................   $ (0.02)   $ (0.04)   $ (0.04)   $    0.12

   Diluted -- as reported .............................   $ (0.01)   $ (0.02)   $ (0.01)   $    0.16
   Diluted -- pro forma ...............................   $ (0.02)   $ (0.04)   $ (0.04)   $    0.12

    Pursuant to the NATCO Group Inc. Directors Compensation Plan, as amended, and the NATCO Group Inc. 2001 Stock Incentive Plan, the Company granted 2,500 restricted shares to each of its five non-employee directors during June 2003. These restricted shares vest 100% on June 3, 2006, but are forfeitable if service discontinues prior to this date (other than for death, disability or retirement). The Company will recognize expense of $85,000 related to these grants ratably over the vesting period. In addition, the Company granted each of these non-employee directors options to purchase 2,500 shares of the Company's common stock at the fair market value on the date of grant. These options vest 100% following one year of service, on the anniversary date of their issuance.

(3) CAPITAL STOCK AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On March 13, 2003, the Company issued 15,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Shares") and warrants to purchase 248,800 shares of NATCO's common stock, to Lime Rock Partners II, L.P., a private investment fund, for an aggregate price of $15.0 million. Approximately $99,000 of the aggregate purchase price was allocated to the warrants. Proceeds from the issuance of these securities, net of related estimated issuance costs of approximately $800,000, were used to reduce the Company's outstanding revolving debt balances and for other general corporate purposes.

    Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder, into (i) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares) at September 30, 2003, and (ii) a cash payment equal to the amount of dividends on such shares that have accrued since the prior semi-annual dividend payment date. As of September 30, 2003, the Company had accrued dividends payable of $378,000 related to the Series B Preferred Shares. The Company paid dividends of $399,000 on July 1, 2003, to the holders of the Series B Preferred Shares.

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

    The Company adopted SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity," on July 1, 2003. Under SFAS No. 150, the Series B Preferred Shares would be classified as permanent equity. However, due to the cash redemption features upon a change in control as described above, the Series B Preferred Shares do not qualify for permanent equity treatment in accordance with the Emerging Issues Task Force Topic D-98:
"Classification and Measurement of Redeemable Securities," which specifically requires that permanent equity treatment be precluded for any security with redemption features that are not solely within the control of the issuer. Therefore, the Company has accounted for the Series B Preferred Shares as temporary equity in the accompanying balance sheet, and has not assigned any value to its right to redeem the Series B Preferred Shares on or after March 25, 2008.

    If the Series B Preferred Shares are converted under contingent redemption features, any redemption amount greater than carrying value would be recorded as a reduction of income available to common shareholders when the event becomes probable.

    If the Company fails to pay dividends for two consecutive periods or any redemption price due with respect to the Series B Preferred Shares for a period of 60 days following the payment date, the Company will be in default under the terms of such shares. During a default period, (1) the dividend rate on the Series B Preferred Shares would increase to 10.25%, (2) the holders of the Series B Preferred Shares would have the right to elect or appoint a second director to the Board of Directors and (3) the Company would be restricted from paying dividends on, or redeeming or acquiring its common or other outstanding stock, with limited exceptions. If the Company fails to set aside or make payments in cash of any redemption price due with respect to the Series B Preferred Shares, and the holders elect, the Company's right to redeem the shares may be terminated.

    The warrants issued to Lime Rock Partners II, L.P. have an exercise price of $10.00 per share of common stock and expire on March 25, 2006. The Company can force the exercise of the warrants if NATCO's common stock trades above $13.50 per share for 30 consecutive days. The warrants contain a provision whereby the holder could require the Company to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The Company recorded the resulting liability of $99,000 as of the issuance date. At September 30, 2003, this liability was $84,000, reflecting a decline in fair market value of the warrants since the date of acquisition of $15,000. Changes in fair value in future periods will be recorded as charges or credits to net income during the period of the change, as applicable.

    On January 1, 2002, all outstanding shares of the Company's Class B Common Stock, 334,719 shares, were converted automatically to Class A Common Stock, on a share for share basis, in accordance with the terms under which the Class B Common Stock was originally issued, resulting in a single class that was re-designated "Common Stock."

(4) EARNINGS PER SHARE

    The Company computed basic earnings per share by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period. Net income available to common shareholders at September 30, 2003, represented net income before cumulative effect of change in accounting principle less preferred stock dividends accrued and paid. The Company determined diluted earnings per common and potential common share at September 30, 2003, as net income before the cumulative effect of change in accounting principle divided by the weighted average number of shares outstanding for the period, after applying the if-converted method to determine any incremental shares associated with convertible preferred stock, warrants and restricted stock outstanding. Since the effect of such incremental shares was anti-dilutive at September 30, 2003, these shares were not considered common and potential common shares for purposes of calculating earnings per share at September 30, 2003, in accordance with SFAS No. 128, "Earnings per Share." Outstanding employee stock options were considered potential common shares for purposes of this calculation. However, potential common shares related to employee stock options were anti-dilutive for the three-month periods ended September 30, 2003 and 2002, and for the nine months ended September 30, 2003, as the Company recorded a net loss available to common shareholders during these periods. Diluted shares for the nine months ended September 30, 2002 included potential common shares related to employee stock options of 133,677 shares. Anti-dilutive stock options were excluded from the calculation of potential common shares. If anti-dilutive shares were included in the calculation for the three and nine months ended September 30, 2003, the impact would have been a reduction of 407,211 shares and 495,320 shares, respectively. If anti-dilutive shares were included for the three and nine months ended September 30, 2002, the impact would have been a reduction of 409,192 shares and 250,119 shares, respectively. The following table presents the computation of basic and diluted earnings per common and potential common share for the three and nine months ended September 30, 2003 and 2002, respectively:

                                                    THREE MONTHS ENDED SEPTEMBER 30, 2003     THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                    -------------------------------------     -------------------------------------
                                                     INCOME         SHARES      PER-SHARE       INCOME         SHARES      PER-SHARE
                                                  (NUMERATOR)   (DENOMINATOR)    AMOUNT       (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                                  -----------   -------------    ------       -----------   -------------   ------
                                                                  (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Income (loss) before
  cumulative effect of change
  in accounting principle .....................   $    190                                    $ (336)
Less:  Preferred stock
  dividends accrued and paid ..................       (378)                                       --
                                                  --------                                     -----
Basic EPS:
Loss available to common
  stockholders before
  cumulative effect of change
  in accounting principle .....................   $   (188)     15,854          $  (0.01)     $ (336)       15,804         $  (0.02)
                                                                                ========                                   ========
Effect of dilutive securities:
Stock options .................................         --          --                            --            --
                                                  --------      ------                        ------        ------
Diluted EPS:
Loss available to common
  stockholders before
  cumulative effect of change
  in accounting principle +
  assumed conversions .........................   $   (188)     15,854          $  (0.01)     $ (336)       15,804         $  (0.02)
                                                  ========      ======          ========      ======        ======         ========

                                                        NINE MONTHS ENDED SEPTEMBER 30, 2003    NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                        ------------------------------------    ------------------------------------
                                                           INCOME     SHARES       PER-SHARE       INCOME       SHARES    PER-SHARE
                                                        (NUMERATOR) (DENOMINATOR)   AMOUNT      (NUMERATOR) (DENOMINATOR)   AMOUNT
                                                        ----------- -------------  ---------    ----------- ------------- ---------
                                                              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income before cumulative
  effect of change in
  accounting principle ................................   $   588                                 $ 2,571
Less:  Preferred stock
  dividends accrued and paid ..........................      (777)                                     --
                                                          -------                                 -------
Basic EPS:
  Income (loss) available to
  common stockholders before
  cumulative effect of change
  in accounting principle .............................   $  (189)    15,836       $  (0.01)      $ 2,571       15,804    $     0.16
                                                                                   ========                               ==========
Effect of dilutive securities:
Stock options .........................................        --         --                           --          133
                                                          -------     ------                      -------       ------

Diluted EPS:
Income (loss) available to
  common stockholders before
  cumulative effect of change
  in accounting principle +
  assumed conversions .................................   $  (189)    15,836       $  (0.01)      $ 2,571       15,937    $     0.16
                                                          =======     ======       ========       =======       ======    ==========

 (5) INVENTORIES

    Inventories consisted of the following amounts:

                                SEPTEMBER 30,      DECEMBER 31,
                                    2003              2002
                                    ----              ----
                                 (UNAUDITED)
                                         (IN THOUSANDS)
Finished goods.................   $ 14,964           $13,088
Work-in-process................      8,549             6,486
Raw materials and supplies.....     16,044            14,362
                                  --------           -------
  Inventories at FIFO..........     39,557            33,936
Excess of FIFO over LIFO cost..     (1,581)           (1,536)
                                  --------           -------
                                  $ 37,976           $32,400
                                  ========           =======

(6) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Cost and estimated earnings on uncompleted contracts were as follows:

                                                        SEPTEMBER 30,     DECEMBER 31,
                                                            2003             2002
                                                        -------------     -----------
                                                        (UNAUDITED)
                                                               (IN THOUSANDS)
Cost incurred on uncompleted contracts...............     $ 94,242          $87,586
Estimated earnings...................................       25,480           19,656
                                                          --------          -------
                                                           119,722          107,242
Less billings to date................................      100,213           87,187
                                                          --------          -------
                                                          $ 19,509          $20,055
                                                          ========          =======
Included in the accompanying balance sheet under
 the captions:
  Trade accounts receivable..........................     $ 20,549          $20,262
  Advance payments...................................       (1,040)            (207)
                                                          --------          -------
                                                          $ 19,509          $20,055
                                                          ========          =======

(7) CLOSURE AND OTHER

    In September 2003, the Company recorded expenses of $722,000 associated with a management-approved restructuring plan, which included the involuntary termination of certain administrative and operating personnel in connection with the closure of a manufacturing facility in Covington, Louisiana, the Company's corporate headquarters, the Company's research and development facility in Tulsa, Oklahoma, and the consolidation of operations in the U.K. As a result of this restructuring plan, the Company incurred post-employment costs for these terminated employees, as provided by the Company's severance policy, in accordance with SFAS No. 112, "Employers' Accounting for Post-employment Benefits, an amendment of FASB Statements No. 5 and 43." These post-employment costs totaled $640,000, of which $290,000 was paid during September 2003. The Company accrued the remaining $350,000 of post-employment costs as of September 30, 2003, and expects to pay this amount during the fourth quarter. In addition, the Company incurred $78,000 related to consultant's fees, equipment moving costs and employee relocations. Approximately $300,000 of additional costs related to this restructuring are expected during the fourth quarter of 2003 and will be expensed as incurred in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

    As of December 31, 2002, the Company had recorded a liability totaling $304,000, related to certain restructuring costs incurred in connection with the closure of a manufacturing facility in Edmonton, Alberta, Canada. As of September 30, 2003, this liability totaled $84,000. The following table summarizes changes to the restructuring liability by cost type:

                                                         BALANCE AT                         EFFECT OF       BALANCE AT
                                                         DECEMBER 31,   AMOUNTS PAID     EXCHANGE RATE      SEPTEMBER
                                                           2002        AND ADJUSTMENTS      CHANGES          30, 2003
                                                         -----------   ---------------   -------------      ----------
                                                                         (UNAUDITED, IN THOUSANDS)
Employee severance ....................................   $  21             $ (23)           $   2              $--
Lease termination and other ...........................     283              (234)              35               84
                                                          -----             -----            -----            -----
   Total ..............................................   $ 304             $(257)           $  37            $  84
                                                          =====             =====            =====            =====

    The portion of the accrual related to lease termination and other during the nine months ended September 30, 2003, was reduced by approximately $234,000, of which $110,000 related to amounts paid and $124,000 related to a change in the assessment of liability under the lease arrangement for this facility.

    During the nine months ended September 30, 2003, the Company recorded closure and other expense associated with the Canadian restructuring plan of $229,000, related to equipment moving costs and employee relocations, including severance costs of $125,000 that was not identified as a restructuring cost as of the plan measurement date.

(8) LONG-TERM DEBT

    The consolidated borrowings of the Company were as follows:

                                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                                  2003                2002
                                                                                              -------------       ------------
                                                                                              (UNAUDITED)
                                                                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
BANK DEBT
Term loan with variable interest rate (3.99% at September 30, 2003 and 4.21% at
  December 31, 2002) and quarterly payments of principal  ($1,750) and  interest,
  due March 31, 2006....................................................................         $ 32,500         $ 37,750

Revolving credit bank loans with variable interest rate (4.90% at September 30,
  2003 and 4.43% at December 31, 2002) and quarterly interest payments, due March 31,
  2004..................................................................................            9,895            8,967

Promissory note with variable interest rate (4.55% at September 30, 2003 and
  4.65% at December 31, 2002) and quarterly payments of principal ($24) and
  interest, due February 8, 2007..............................                                      1,313            1,387
Revolving credit bank loans (export sales facility) with variable interest rate
  (4.25% December 31, 2002) and monthly interest payments, due July 23, 2004............               --            4,250
                                                                                                 --------         --------
    Total...............................................................................         $ 43,708         $ 52,354
    Less current installments...........................................................          (16,992)          (7,097)
                                                                                                 --------         --------
       Long-term debt...................................................................         $ 26,716         $ 45,257
                                                                                                 ========         ========

    The Company maintains a credit facility that consists of a $50.0 million term loan, a $30.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $10.0 million U.K. revolving facility. The term loan matures on March 31, 2006, and each of the revolving facilities matures on March 31, 2004.

    In July 2002, the Company's lenders approved the amendment of various provisions of the term loan and revolving credit facility agreement, effective April 1, 2002. This amendment revised certain restrictive debt covenants, modified certain defined terms, allowed for future capital investment in the Company's Sacroc CO2 processing facility in West Texas, facilitates the issuance of up to $7.5 million of subordinated indebtedness, increased the aggregate amount of operating lease expense allowed during a fiscal year and permitted an increase in borrowings under the export sales credit facility, without further consent, up to a maximum of $20.0 million. These modifications resulted in higher commitment fee percentages and interest rates than in the original loan agreement, based on the Funded Debt to EBITDA ratio, as defined in the underlying agreement, as amended.

    In July 2003, the Company's lenders approved an amendment of the existing term loan and revolving credit facility, effective April 1, 2003, and as of September 30, 2003, the Company was in compliance with all restrictive debt covenants, as amended. The amendment modified several restrictive covenant terms, including the Fixed Charge Coverage Ratio and Funded Debt to EBITDA Ratio, each as defined in the agreement. Under the Company's term loan and revolving credit facility agreement, certain debt covenants become more restrictive during the fourth quarter of 2003, and the Company may not be in compliance with these or certain other debt covenants at December 31, 2003. The Company may be required to request amendments or waivers of some or all of these covenants in the future, which management believes would be obtainable from the majority banks upon reasonable terms.

    Amounts borrowed under the term loan bear interest at a rate of 3.99% per annum as of September 30, 2003. Amounts borrowed under the revolving portion of the facility bear interest at a rate based upon the ratio of Funded Debt to EBITDA and ranging from, at the Company's election, a high of the London Inter-bank Borrowing Rate ("LIBOR") plus 3.00% to a low of LIBOR plus 1.75% or, a high of a base rate plus 1.50% to a low of a base rate plus 0.25%.

     NATCO is required to pay commitment fees of 0.30% to 0.625% per year depending upon the ratio of Funded Debt to EBITDA, on the undrawn portion of the facility. As of September 30, 2003, the Company's commitment fees were calculated at a rate of 0.625%.

     The revolving credit facilities are guaranteed by the Company and its operating subsidiaries and are secured by a first lien or first priority security interest in or pledge of substantially all of the assets of the borrowers, including accounts receivable, inventory, equipment, intangibles, equity interests in U.S. subsidiaries and 65% of the equity interest in active, non-U.S. subsidiaries. Assets of the Company and its active U.S. subsidiaries secure the U.S. facility, assets of the Company's Canadian subsidiary secure the Canadian facility and assets of the Company's U.K. subsidiaries secure the U.K. facility. The U.S. facility is guaranteed by each U.S. subsidiary of the Company, while the Canadian and U.K. facilities are guaranteed by the Company, each of its U.S. subsidiaries and the Canadian subsidiary or the U.K. subsidiaries, as applicable.

     On February 6, 2002, the Company borrowed $1.5 million under a long-term promissory note to finance the purchase of a manufacturing facility in Magnolia, Texas. This note accrues interest at the 90-day LIBOR plus 3.25% per annum, and requires quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002, with a final balloon payment due February 2007. This promissory note is collateralized by the manufacturing facility in Magnolia, Texas acquired in the fourth quarter of 2001.

    The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which no borrowings were outstanding at September 30, 2003. Letters of credit outstanding under this facility as of September 30, 2003 totaled $1.0 million. Fees related to these letters of credit at September 30, 2003, were approximately 1% of the outstanding balance. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The facility loans mature in July 2004.

    NATCO had letters of credit outstanding under the revolving credit facilities totaling $19.5 million at September 30, 2003. Fees related to these letters of credit at September 30, 2003, ranged from approximately 1% to 3.25% of the outstanding balance. These letters of credit support contract performance and warranties and expire at various dates through April 2007.

    The Company also had unsecured letters of credit and bonds totaling $564,000 and guarantees totaling $7.4 million at September 30, 2003.

(9) INCOME TAXES

    NATCO's effective income tax rate for the nine months ended September 30, 2003 was 46%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials, losses in foreign subsidiaries and certain permanent book-to-tax differences.

(10) INDUSTRY SEGMENTS

    The Company's operations are organized into three separate business segments: North American Operations, which primarily provides traditional, standard and small custom production equipment and components, replacement parts, used equipment and components, equipment servicing and field operating support including operations of our domestic membrane facility; Engineered Systems, which primarily provides customized and more complex technological equipment, large scale integrated oil and gas production systems, and equipment and services provided by certain international operations, including Axsia; and Automation and Control Systems, which provides control panels and systems that monitor and control oil and gas production, as well as installation and start-up and other field services related to instrumentation and electrical systems.

    The accounting policies of the reportable segments were consistent with the policies used to prepare the Company's condensed consolidated financial statements for the respective periods presented. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization, closure and other, other, net and accounting changes.

    In September 2003, the Company changed the presentation of its reportable segments by reclassifying certain research and development costs and bonus expenses among the business segments from the "Corporate and Other" segment. In addition, Other, net was excluded from the determination of segment profit
(loss). These changes were made as a result of a change in management's internal reporting to better state total costs and profits of each segment and have been retroactively reflected in all periods presented.

     Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                              NORTH                         AUTOMATION
                                            AMERICAN      ENGINEERED         & CONTROL          CORPORATE &
                                           OPERATIONS      SYSTEMS            SYSTEMS              OTHER          TOTAL
                                           ----------     ----------        ----------          -----------     ---------
                                                                     (UNAUDITED, IN THOUSANDS)
THREE MONTHS ENDED
  SEPTEMBER 30, 2003
Revenues from unaffiliated customers..     $ 32,553        $ 20,528          $ 12,720             $     --       $ 65,801
Inter-segment revenues................          165             308               684               (1,157)            --
Segment profit (loss).................        2,891             192             1,254                 (960)         3,377
Total assets..........................      100,319         103,543            21,521                9,808        235,191
Capital expenditures..................        1,616             348                 2                    4          1,970
Depreciation and amortization.........          669             375                28                   95          1,167

THREE MONTHS ENDED
  SEPTEMBER 30, 2002
Revenues from unaffiliated customers..     $ 31,230        $ 23,484          $ 11,849             $     --       $ 66,563
Inter-segment revenues................          306             210             1,016               (1,532)            --
Segment profit (loss).................        1,608            (168)            1,016                 (847)         1,609
Total assets..........................      102,079         103,905            19,871               10,443        236,298
Capital expenditures..................          521             349               103                   50          1,023
Depreciation and amortization.........          660             477               138                   13          1,288
NINE MONTHS ENDED
  SEPTEMBER 30, 2003
Revenues from unaffiliated customers..     $ 91,297        $ 73,769          $ 39,361             $     --       $204,427
Inter-segment revenues................          992             375             3,291               (4,658)            --
Segment profit (loss).................        6,923           2,250             3,821               (2,903)        10,091
Total assets..........................      100,319         103,543            21,521                9,808        235,191
Capital expenditures..................        7,034           1,157               132                   24          8,347
Depreciation and amortization.........        1,831           1,312               223                  285          3,651
NINE MONTHS ENDED
  SEPTEMBER 30, 2002
Revenues from unaffiliated customers..     $102,032        $ 78,190          $ 34,315             $     --       $214,537
Inter-segment revenues................          616             923             3,545               (5,084)            --
Segment profit (loss).................        7,762           2,418             3,282               (2,492)        10,970
Total assets..........................      102,079         103,905            19,871               10,443        236,298
Capital expenditures..................        1,536           1,803               381                  162          3,882
Depreciation and amortization.........        1,774           1,381               332                  153          3,640

    The following table reconciles total segment profit to net income before cumulative effect of change in accounting principle:

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                       -------------------------         --------------------------
                                                         2003              2002             2003              2002
                                                         ----              ----             ----              ----
                                                                           (UNAUDITED, IN THOUSANDS)
Total segment profit                                   $ 3,377           $ 1,609         $ 10,091          $ 10,970
Net interest expense                                     1,117             1,355            3,576             3,616
Depreciation and amortization                            1,167             1,288            3,651             3,640
Closure and other                                          722                --              947                --
Other, net                                                 (74)             (271)             830              (236)
                                                       -------           -------         --------          --------
Net income (loss) before income taxes and
 cumulative effect of change in
 accounting principle                                      445              (763)           1,087             3,950

Income tax provision (benefit)                             255              (427)             499             1,379
                                                       -------           -------         --------          --------
Net income (loss) before cumulative
 effect of change in accounting principle              $   190           $  (336)        $    588          $  2,571
                                                       =======           =======         ========          ========

    The impact on segment profit (loss) of the September 2003 change in measurement method used was as follows:

                                                             THREE MONTHS ENDED SEPTEMBER 30, 2003
                                     ---------------------------------------------------------------------------------
                                     NORTH AMERICAN       ENGINEERED          AUTOMATION &      CORPORATE
                                       OPERATIONS          SYSTEMS          CONTROL SYSTEMS      & OTHER        TOTAL
                                       ----------          -------          ---------------      -------        -----
                                                                    (UNAUDITED, IN THOUSANDS)
Original segment
  profit (loss):                       $ 2,961             $ (161)             $ 1,253           $(1,324)      $ 2,729
Other expense, net and
  closure                                   52                 39                   --               557           648
R&D and other                             (122)               314                    1              (193)           --
                                       -------             ------              -------           -------       -------
 Segment profit (loss)                 $ 2,891             $  192              $ 1,254           $  (960)      $ 3,377
                                       =======             ======              =======           =======       =======

                                                             THREE MONTHS ENDED SEPTEMBER 30, 2002
                                     --------------------------------------------------------------------------------
                                     NORTH AMERICAN       ENGINEERED          AUTOMATION &      CORPORATE
                                       OPERATIONS          SYSTEMS          CONTROL SYSTEMS      & OTHER        TOTAL
                                       ----------          -------          ---------------      -------        -----
                                                                    (UNAUDITED, IN THOUSANDS)
Original segment
  profit (loss):                       $ 2,247             $ (771)             $ 1,049           $ (645)       $ 1,880
Other expense, net                        (122)               160                    7             (316)          (271)
R&D and other                             (517)               443                  (40)             114             --
                                       -------             ------              -------           ------        -------
  Segment profit (loss)                $ 1,608             $ (168)             $ 1,016           $ (847)       $ 1,609
                                       =======             ======              =======           ======        =======

                                                              NINE MONTHS ENDED SEPTEMBER 30, 2003
                                    ----------------------------------------------------------------------------------
                                    NORTH AMERICAN        ENGINEERED          AUTOMATION &      CORPORATE
                                      OPERATIONS           SYSTEMS          CONTROL SYSTEMS      & OTHER        TOTAL
                                       ---------            -------         ---------------      -------        -----
                                                                    (UNAUDITED, IN THOUSANDS)
Original segment
  profit (loss):                       $ 6,596             $ 1,103             $ 3,821           $(3,206)      $ 8,314
Other expense, net and
closure                                    805                 124                  --               848         1,777
R&D and other                             (478)              1,023                  --              (545)           --
                                       -------             -------             -------           -------       -------
  Segment profit (loss)                $ 6,923             $ 2,250             $ 3,821           $(2,903)      $10,091
                                       =======             =======             =======           =======       =======

                                                              NINE MONTHS ENDED SEPTEMBER 30, 2002
                                    ----------------------------------------------------------------------------------
                                    NORTH AMERICAN        ENGINEERED          AUTOMATION &      CORPORATE
                                      OPERATIONS           SYSTEMS          CONTROL SYSTEMS      & OTHER         TOTAL
                                      ---------            -------          ---------------      -------         -----
                                                                    (UNAUDITED, IN THOUSANDS)
Original segment
  profit (loss):                       $ 8,847             $ 1,456             $ 3,465           $ (2,562)     $ 11,206
Other expense, net                        (254)                (41)                 --                 59          (236)
R&D and other                             (831)              1,003                (183)                11            --
                                       -------             -------             -------           --------      --------
  Segment profit (loss)                $ 7,762             $ 2,418             $ 3,282           $ (2,492)     $ 10,970
                                       =======             =======             =======           ========      ========

(11) COMMITMENTS AND CONTINGENCIES

    The Porta-Test International, Inc. purchase agreement, executed in January 2000, contains a provision to calculate a payment to certain former stockholders of Porta-Test Systems, Inc. for a three-year period ended January 23, 2003, based upon sales of a limited number of specified products designed by or utilizing technology that existed at the time of the acquisition. Liability under this arrangement was contingent upon attaining certain performance criteria, including gross margins and sales volumes for the specified products. If applicable, payment was required annually. In August 2002, the Company paid $197,000 under this arrangement for the twelve-month period ended January 23, 2002, resulting in an increase in goodwill. Because the performance criteria was not met, the Company did not record additional liability under this arrangement for the twelve-month period ended January 23, 2003.

(12) GOODWILL IMPAIRMENT TESTING

    The Financial Accounting Standards Board ("FASB") approved SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. This pronouncement required that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated on an impairment basis. Intangible assets with a defined term, such as patents, would continue to be amortized over the useful life of the asset.

    The Company adopted SFAS No. 142 on January 1, 2002. Intangible assets subject to amortization under the pronouncement as of September 30, 2003 and 2002 were:

                                         AS OF SEPTEMBER 30, 2003         AS OF SEPTEMBER 30, 2002
                                       ---------------------------    -----------------------------
                                         GROSS                         GROSS
                                       CARRYING        ACCUMULATED   CARRYING          ACCUMULATED
TYPE OF INTANGIBLE ASSET                AMOUNT        AMORTIZATION    AMOUNT          AMORTIZATION
------------------------                ------        ------------    ------          ------------
                                                       (UNAUDITED, IN THOUSANDS)
Deferred financing fees                $ 3,528          $ 2,520      $ 3,300            $ 1,752
Patents                                    160               33          141                 15
Other                                      361              254          257                165
                                       -------          -------      --------           -------
  Total                                $ 4,049          $ 2,807      $ 3,698            $ 1,932
                                       =======          =======      =======            =======

    Amortization and interest expense of $209,000 and $230,000 were recognized related to these assets for the three months ended September 30, 2003 and 2002, respectively, and $637,000 and $639,000 for the nine months ended September 30, 2003 and 2002, respectively. The estimated aggregate amortization and interest expense for these assets for each of the following five fiscal years is:
2003--$738,000; 2004--$478,000; 2005--$436,000; 2006--$143,000; and
2007--$31,000. For segment reporting purposes, these intangible assets and the related amortization expense were recorded under "Corporate and Other."

    Goodwill was the Company's only intangible asset that required no periodic amortization as of the date of the adoption of SFAS No. 142. Net goodwill at September 30, 2003 was $79.8 million. The increase in goodwill during 2003 was attributable primarily to currency exchange rate fluctuations. The Company tested impairment of goodwill at December 31, 2002 and management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment on December 31, 2003, in accordance with the annual testing requirements of SFAS No. 142.

(13) CHANGE IN ACCOUNTING PRINCIPLE

    Effective January 1, 2003, NATCO recorded the cumulative effect of change in accounting principle related to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard required the Company to record the fair value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets, was incurred. In addition, the standard requires the Company to record a corresponding asset that will be depreciated over the life of the asset that gave rise to the liability. Subsequent to the initial measurement of the asset retirement obligation, the Company will be required to adjust the related liability at each reporting date to reflect changes in estimated retirement cost and the passage of time. A loss of $34,000, net of tax, was recorded as of January 1, 2003, as a result of this change in accounting principle. The related asset retirement obligation and asset cost of $96,000, associated with an obligation to remove certain leasehold improvements upon termination of lease arrangements, including concrete pads and equipment. The asset cost will be depreciated over the remaining useful life of the related assets. There was no significant change in the asset or liability during the three or nine months ended September 30, 2003.

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

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment to FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods to transition, on a volunteer basis, to the fair value method of accounting for stock-based employee compensation. Additionally, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain disclosure modifications are required for fiscal years ending after December 31, 2002, if a transition to SFAS No. 123 is elected. The Company has not elected transition to SFAS No. 123 as of September 30, 2003. See Note 2, Employee Stock Options.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement provides additional guidance to account for derivative instruments, including certain derivative instruments embedded in other contracts as well as hedging activities under SFAS No. 133. This pronouncement becomes effective for new contract arrangements and hedging transactions entered into after June 30, 2003, with exceptions for certain SFAS No. 133 implementation issues begun prior to June 15, 2003. The Company adopted this pronouncement on July 1, 2003, with no material impact on its financial condition or results of operations.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement provides guidance on how to classify and measure certain financial instruments that have characteristics of both liabilities and equity, and generally requires treatment of these instruments as liabilities, including certain obligations that the issuer can or must settle by issuing its own equity securities. This pronouncement, which was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise became effective on July 1, 2003, required cumulative effect of a change in accounting principle treatment upon adoption. The Company adopted this pronouncement on July 1, 2003, with no material impact on its financial condition or results of operation.

(15) RELATED PARTY TRANSACTIONS

    Under the terms of an employment agreement in effect prior to 1999, the Company loaned its Chief Executive Officer $1.2 million in July 1999 to purchase 136,832 shares of common stock. During February 2000, after the Company completed the initial public offering of its Class A common stock, also pursuant to the terms of that employment agreement, the Company paid this executive officer a bonus equal to the principal and interest accrued under this note arrangement and recorded compensation expense of $1.3 million. The officer used the proceeds of this settlement, net of tax, to repay the Company approximately $665,000. In addition, on October 27, 2000, the Company's board of directors agreed to provide a full recourse loan to this executive officer to facilitate the exercise of certain outstanding stock options. The amount of the loan was equal to the cost to exercise the options plus any personal tax burdens that resulted from the exercise. The maturity of these loans was July 31, 2003, and interest accrued at rates ranging from 6% to 7.8% per annum. As of June 30, 2002, these outstanding notes receivable totaled $3.4 million, including principal and accrued interest. Effective July 1, 2002, the notes were reviewed by the Company's board and amended to extend the maturity dates to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the notes balances as of June 30, 2002, including previously accrued interest. As of September 30, 2003, the balance of the notes (principal and accrued interest) due from this officer under these loan arrangements was $3.6 million. These loans to this executive officer, which were made on a full recourse basis in prior periods to facilitate direct ownership in the Company's common stock, are currently subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002.

    As previously agreed in 2001, the Company loaned an employee who is an executive officer and director $216,000 on April 15, 2002, under a full-recourse note arrangement which accrued interest at 6% per annum and was to mature on July 31, 2003. The funds were used to pay the exercise cost and personal tax burdens associated with stock options exercised during 2001. Effective July 1, 2002, the note was amended to extend the maturity date to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the note balance as of June 30, 2002, including previously accrued interest. As of September 30, 2003, the balance of the note (principal and interest) due from this officer under this loan arrangement was approximately $230,000. This loan to this executive officer, which was made on a full recourse basis from in prior periods to facilitate direct ownership in the Company's common stock, is currently subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002.

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

    Impairment Testing: Goodwill. As required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we evaluate goodwill annually for impairment by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required by SFAS No. 142, we identify separate reportable units for purposes of this evaluation. In determining carrying value, we segregate assets and liabilities that, to the extent possible, are clearly identifiable by specific reportable unit. All inter-company receivables/payables are excluded. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reportable unit, are allocated based on the ratio of each unit's net assets relative to total net assets. The fair value is then compared to the carrying value of the reportable unit to determine whether or not impairment has occurred at the reportable unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit's assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, we would record an impairment charge for that amount. No impairment charge was recorded at December 31, 2002. While no indications of impairment were noted during the three-month or nine-month periods ended September 30, 2003, we will test each business segment for goodwill impairment on December 31, 2003, in accordance with the annual testing requirements of SFAS No. 142. Net goodwill was $79.8 million and $79.0 million at September 30, 2003 and December 31, 2002, respectively. The increase in goodwill during 2003 was attributable primarily to currency exchange rate fluctuations.

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

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation taken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. Application of this interpretation did not have a material impact on our financial condition or results of operations.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement provides additional guidance to account for derivative instruments, including certain derivative instruments embedded in other contracts as well as hedging activities under SFAS No. 133. This pronouncement became effective for new contract arrangements and hedging transactions entered into after June 30, 2003, with exceptions for certain SFAS No. 133 implementation issues begun prior to June 15, 2003. We adopted this pronouncement on July 1, 2003, with no material impact on our financial condition or results of operations.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement provides guidance on how to classify and measure certain financial instruments that have characteristics of both liabilities and equity, and generally requires treatment of these instruments as liabilities, including certain obligations that the issuer can or must settle by issuing its own equity securities. This pronouncement, which was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise became effective on July 1, 2003, required cumulative effect of a change in accounting principle treatment upon adoption. We adopted this pronouncement on July 1, 2003, with no material impact on our financial condition or results of operation.

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

    Changes in commodity prices have impacted our business over the past several years. The following table summarizes the price of domestic crude oil per barrel and the wellhead price of natural gas per thousand cubic feet ("mcf") for the nine months ended September 30, 2003 and 2002, as well as averages for the years ended December 31, 2002 and 2001, derived from published reports by the U.S. Department of Energy, and the rotary rig count, as published by Baker Hughes Incorporated.

                                                            NINE MONTHS ENDED                  YEAR ENDED
                                                              SEPTEMBER 30,                   DECEMBER 31,
                                                         -----------------------        ----------------------
                                                           2003            2002           2002          2001
                                                           ----            ----           ----          ----
Average price of domestic first-purchase crude
  oil per barrel in the U.S.                             $ 27.84  (a)    $ 21.82        $ 22.51        $ 21.86
Average wellhead price of natural gas per mcf in
  the U.S.                                               $  5.09  (b)    $  2.74        $  2.95        $  4.12
Average North American rig count                           1,363           1,081          1,093          1,497

--------------------

(a) Calculated using published data from the U.S. Department of Energy for the eight months ended August 31, 2003; data for September 2003 was not yet available.

(b) Calculated based upon estimates by the U.S. Department of Energy, Energy Information Administration for the nine months ended September 30, 2003.

    At September 30, 2003, the spot price of West Texas Intermediate crude oil was $27.73 per barrel, the price of Henry Hub natural gas was $4.67 per mcf per the New York Mercantile Exchange ("NYMEX") and the North American rig count was 1,403, per Baker Hughes Incorporated. At October 31, 2003, the spot price of West Texas Intermediate crude oil was $29.28 per barrel, the price of Henry Hub natural gas was $4.00 per mcf per the NYMEX, and the North American rig count was 1,479, per Baker Hughes Incorporated. These spot prices reflect the overall volatility of oil and gas commodity prices in the current and recent periods.

    Historically, we have viewed operating rig counts as a benchmark of spending in the oil and gas industry for exploration and development efforts. Our traditional equipment sales and services business generally correlates to changes in rig activity, but tends to lag behind the North American rig count trend. With the North American rig count increasing during the nine months ended September 30, 2003, we expect our traditional equipment and services business in the U.S. and Canada to continue to show improving results based upon our past experience in the industry.

    Our Engineered Systems business is impacted largely by the awarding and completion of larger, more complex oil and gas projects, primarily for international offshore locations. These projects typically have a longer bidding, evaluation, awarding and construction period than our traditional equipment and services business and are more subject to our customers' long-term view of the oil and gas supply and demand outlook for the related region, as well as expected commodity prices and political or governmental situations. In recent periods, we have experienced the absence of, delays in, or lack of large international projects with favorable economic terms, which has impacted our Engineered Systems business results as well as our current level of project bookings for this segment.

    The following discussion of our historical results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002 (unaudited)

    Revenues. Revenues of $65.8 million for the three months ended September 30, 2003 decreased $762,000, or 1%, from $66.6 million for the three months ended September 30, 2002. The following table summarizes revenues by business segment for the three-month periods ended September 30, 2003 and 2002, respectively.

                                       THREE MONTHS ENDED
                                         SEPTEMBER 30,
                                         -------------                    PERCENTAGE
                                         2003       2002       CHANGE       CHANGE
                                         ----       ----       ------       ------
                                                      (UNAUDITED)
                                        (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations.........     $ 32,718   $ 31,536     $ 1,182        4%
Engineered Systems................       20,836     23,694      (2,858)     (12%)
Automation and Control Systems....       13,404     12,865         539        4%
Corporate and Other...............       (1,157)    (1,532)        375      (24%)
                                       --------   --------     -------
          Total...................     $ 65,801   $ 66,563     $  (762)      (1%)
                                       ========   ========     =======

    North American Operations revenues increased $1.2 million, or 4%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, which correlates to an increase in the average number of operating rotary rigs in North America, from 1,102 for the three months ended September 30, 2002 to 1,473 for the three months ended September 30, 2003. The increase in revenues was primarily due to higher sales for our North American parts and services business, due partially to the increase in operating rig counts. Inter-segment revenues for this business segment were $165,000 for the three months ended September 30, 2003, compared to $306,000 for the three months ended September 30, 2002.

    Revenues for the Engineered Systems segment decreased $2.9 million, or 12%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. This decrease was primarily due to reduced sales of larger international production system jobs for the three months ended September 30, 2003 relative to the comparable period in 2002, reflecting project bid and award delays, increased competition and the completion of several large jobs for our U.K.-based operations that were in progress during the three months ended September 30, 2002, but completed prior to the three months ended September 30, 2003. Engineered Systems revenues of $20.8 million for the three months ended September 30, 2003 included approximately $308,000 of inter-segment revenues, compared to $210,000 of inter-segment revenues for the three months ended September 30, 2002.

    Revenues for the Automation and Control Systems segment increased $539,000, or 4%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. Activity levels for the three months ended September 30, 2003 remained high with a relatively large number of jobs in progress, consistent with the results for the quarter ended September 30, 2002. Inter-segment sales decreased from $1.0 million for the three months ended September 30, 2002 to $684,000 for the three months ended September 30, 2003.

    The change in revenues for Corporate and Other represents the elimination of inter-segment revenues discussed above.

    Gross Profit. Gross profit for the three months ended September 30, 2003 increased $1.1 million, or 7%, to $16.0 million, compared to $14.9 million for the three months ended September 30, 2002. As a percentage of revenue, gross profit increased from 22% for the three months ended September 30, 2002 to 24% for the three months ended September 30, 2003. The following table summarizes gross profit by business segment for the three-month periods then ended:

                                       THREE MONTHS ENDED
                                         SEPTEMBER 30,
                                         -------------                 PERCENTAGE
                                        2003        2002      CHANGE     CHANGE
                                        ----        ----      ------     ------
                                                      (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations.........    $  8,566    $ 8,092     $  474        6%
Engineered Systems................       5,029      4,599        430        9%
Automation and Control Systems....       2,429      2,217        212       10%
                                      --------    -------     ------
          Total...................    $ 16,024    $14,908     $1,116        7%
                                      ========    =======     ======

    Gross profit for the North American Operations business segment increased $474,000, or 6%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, primarily due to a 4% increase in revenues for the respective periods. As a percentage of revenue, gross margins were 26% for the three-month periods ended September 30, 2003 and 2002.

    Gross profit for the Engineered Systems segment for the three months ended September 30, 2003 increased $430,000, or 9%, compared to the three months ended September 30, 2002, despite a 12% decline in revenues for the segment for the respective periods. This increase in gross margin was primarily due to favorable performance on several large West African jobs that were near completion at September 30, 2003, and improved utilization of engineering resources relative to the respective period in 2002. Gross margin as a percentage of revenues for Engineered Systems was 24% and 19% for the three-month periods ended September 30, 2003 and 2002, respectively.

    Gross profit for the Automation and Control Systems segment increased $212,000, or 10%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, due to a 4% increase in revenues for the segment during the period, and more favorable margins on several quote job projects during the three months ended September 30, 2003. Gross margin as a percentage of revenue for the three-month periods ended September 30, 2003 and 2002, was 18% and 17%, respectively.

    Selling, General and Administrative Expense. Selling, general and administrative expense of $12.6 million for the three months ended September 30, 2003, declined $652,000, or 5%, compared to the results for the three months ended September 30, 2002. Overall expense declines related to cost savings attributable to a decrease in variable compensation based on operating results and the impact of restructuring activities in the United States and Canada during late 2002 and the third quarter of 2003. These expense decreases were partially offset by higher employee medical costs, professional fees and corporate insurance policies. Overall headcount declined from 1,774 employees at September 30, 2002 to 1,645 employees at September 30, 2003.

    Depreciation and Amortization Expense. Depreciation and amortization expense of $1.2 million for the three months ended September 30, 2003, decreased $121,000, or 9%, compared to the results for the three months ended September 30, 2002. Depreciation expense of $1.1 million for the three months ended September 30, 2003, decreased $137,000, or 11%, compared to the respective period for 2002. This decrease reflected the run-off of depreciation associated with older assets that became fully depreciated prior to September 30, 2003. We expect depreciation to increase in the fourth quarter with the Sacroc CO2 expansion placed into service. Amortization expense of $33,000 for the three months ended September 30, 2003 increased 94% from $17,000 for the three months ended September 30, 2002, and related primarily to the amortization of certain intangibles placed in service during late 2002 and 2003.

    Closure and Other. Closure and Other expense of $722,000 for the three months ended September 30, 2003 resulted from certain restructuring activities, including the closure of a manufacturing facility in Covington, Louisiana and the consolidation of operations in the U.K., and related primarily to post-employment benefits for terminated personnel. We expect to incur an additional $300,000 of costs related to these restructuring activities primarily during the fourth quarter of 2003. These restructuring efforts are expected to generate approximately $4.0 million of annual savings beginning in 2004.

    Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement liability of $209,000 for the three months ended September 30, 2003, increased $87,000, or 71%, compared to the three months ended September 30, 2002. This increase in expense was due to a change in the discount rate used to actuarially determine our obligation under this arrangement.

    Other, net. Other, net was a gain of $74,000 and $271,000 for the three-month periods ended September 30, 2003 and 2002, respectively, and primarily related to net unrealized foreign exchange transaction gains for our U.K.-based operations. Other, net was a gain of $271,000 for the three months ended September 30, 2002, and was primarily attributable to unrealized gains on foreign currency exchange transactions associated with our Canadian and U.K-based operations.

    Provision for Income Taxes. Income tax expense for the three months ended September 30, 2003 was $255,000 compared to a tax benefit of $427,000 for the three months ended September 30, 2002. The primary reason for this increase in tax expense was an increase in income before income taxes from a loss of $763,000 for the three months ended September 30, 2002 to income of $445,000 for the three months ended September 30, 2003. The effective tax rate increased from 56% for the three months ended September 30, 2002 to 57% for the three months ended September 30, 2003.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002 (unaudited)

    Revenues. Revenues of $204.4 million for the nine months ended September 30, 2003 decreased $10.1 million, or 5%, from $214.5 million for the nine months ended September 30, 2002. The following table summarizes revenues by business segment for the nine-month periods ended September 30, 2003 and 2002, respectively.

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                           -------------                 PERCENTAGE
                                         2003       2002       CHANGE      CHANGE
                                         ----       ----       ------      ------
                                                      (UNAUDITED)
                                        (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations.........     $ 92,289   $102,648     $(10,359)    (10%)
Engineered Systems................       74,144     79,113       (4,969)     (6%)
Automation and Control Systems....       42,652     37,860        4,792      13%
Corporate and Other...............       (4,658)    (5,084)         426      (8%)
                                       --------   --------     --------
          Total...................     $204,427   $214,537     $(10,110)     (5%)
                                       ========   ========     ========

    North American Operations revenues decreased $10.4 million, or 10%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, despite an increase in the average North American operating rotary rig count from 1,081 to 1,363 for the nine months ended September 30, 2002 and 2003, respectively. We experienced a reduction in sales primarily for our traditional equipment as well as certain project delays for our operations in Mexico, partially offset by an increase in sales for our North American parts and service business and CO2 field service operations. Inter-segment revenues for this business segment were $992,000 for the nine months ended September 30, 2003, compared to $616,000 for the nine months ended September 30, 2002.

    Revenues for the Engineered Systems segment decreased $5.0 million, or 6%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. This decrease was primarily due to a decline in the number of large international production system jobs in 2003 relative to 2002, partially due to project delays and increased competition. Furthermore, several large jobs were nearing completion at September 30, 2002. Partially offsetting this decrease was an increase in revenues provided by our U.K.-based operations and our operations in Southeast Asia. Engineered Systems revenues of $74.1 million for the nine months ended September 30, 2003 included approximately $375,000 of inter-segment revenues, as compared to $923,000 of inter-segment revenues for the nine months ended September 30, 2002.

    Revenues for the Automation and Control Systems segment increased $4.8 million, or 13%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. This increase was primarily related to a general increase in the number of jobs in progress for the nine months ended September 30, 2003 relative to the comparable period in 2002. Inter-segment sales decreased from $3.5 million for the nine months ended September 30, 2002 to $3.3 million for the nine months ended September 30, 2003.

    The change in revenues for Corporate and Other represents the elimination of inter-segment revenues discussed above.

    Gross Profit. Gross profit for the nine months ended September 30, 2003 decreased $2.5 million, or 5%, to $48.4 million, compared to $50.8 million for the nine months ended September 30, 2002. As a percentage of revenue, gross profit was 24% for the nine months ended September 30, 2003 and 2002. The following table summarizes gross profit by business segment for the periods then ended:

                                        NINE MONTHS ENDED
                                         SEPTEMBER 30,
                                         -------------                   PERCENTAGE
                                        2003         2002      CHANGE      CHANGE
                                        ----         ----      ------      ------
                                                      (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations.........    $ 24,180     $26,972    $(2,792)    (10%)
Engineered Systems................      16,819      16,923       (104)     (1%)
Automation and Control Systems....       7,383       6,938        445       6%
                                      --------     -------    -------
          Total...................    $ 48,382     $50,833    $(2,451)     (5%)
                                      ========     =======    =======

    Gross profit for the North American Operations business segment decreased $2.8 million, or 10%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, due to a 10% decline in revenues for the respective periods. As a percentage of revenue, gross margins were 26% for the nine-month periods ended September 30, 2003 and 2002.

    Gross profit for the Engineered Systems segment for the nine months ended September 30, 2003 decreased $104,000, or 1%, compared to the nine months ended September 30, 2002, despite a 7% decline in revenues for the respective periods. Gross margin as a percentage of revenues for Engineered Systems was 23% for the nine-month period ended September 30, 2003, compared to 21% for the nine-month period ended September 30, 2002. Margin improvements were largely attributable to several West African projects.

    Gross profit for the Automation and Control Systems segment increased $445,000, or 6%, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, due to a 13% increase in revenues for the respective period, partially offset by lower margins due to the mix of sales jobs for the nine months ended September 30, 2003 relative to the comparable period in 2002, and competition for jobs in the Gulf of Mexico. Gross margin as a percentage of revenue for the nine-month periods ended September 30, 2003 and 2002, was 17% and 18%, respectively.

    Selling, General and Administrative Expense. Selling, general and administrative expense of $38.3 million decreased $1.6 million, or 4%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. This decrease was primarily related to cost savings from the impact of restructuring activities in the U.S. and Canada as well as a decline in variable compensation based on operating results, partially offset by higher employee medical costs, professional fees and corporate insurance policies. Overall headcount declined from 1,774 employees at September 30, 2002 to 1,645 employees at September 30, 2003.

    Closure and Other. Closure and Other expense was $947,000 for the nine months ended September 30, 2003, of which $718,000 related primarily to post-employment benefits for employees terminated in connection with certain restructuring activities in September 2003, including the closure of a manufacturing facility in Covington, Louisiana and the consolidation of operations in the U.K., and $229,000 related to certain employee relocation and equipment moving costs associated with the closure of a manufacturing facility in Edmonton, Alberta, Canada, in the fourth quarter of 2002. We expect to incur an additional $300,000 of costs related to these restructuring activities, primarily in the fourth quarter of 2003. These restructuring efforts are expected to generate approximately $4.0 million of annual savings beginning in 2004.

    Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement benefit liability of $628,000 for the nine months ended September 30, 2003, increased $261,000, or 71%, compared to the nine months ended September 30, 2002. This increase in expense was due to a change in the discount rate used to actuarially determine our obligation under this arrangement.

    Other, net. Other, net was an expense of $830,000 for the nine months ended September 30, 2003 and related primarily to net foreign exchange transaction losses on inter-company balances with our Canadian subsidiary and on transaction balances at our U.K.-based operations. Other, net for the nine months ended September 30, 2002, primarily represented net foreign currency exchange transaction gains of $236,000.

    Provision for Income Taxes. Income tax expense for the nine months ended September 30, 2003 was $499,000 compared to $1.4 million for the nine months ended September 30, 2002. The primary reason for this decrease was a decline in income before income taxes from $4.0 million for the nine months ended September 30, 2002 to $1.1 million for the nine months ended September 30, 2003. The effective tax rate was 35% for the nine months ended September 30, 2002, compared to 46% for the nine months ended September 30, 2003. The increase in the effective tax rate relates primarily to a change in the composition of the sources of income and the impact of permanent book-to-tax differences as a percentage of net income.

    Cumulative Effect of Change in Accounting Principle. The cumulative effect of change in accounting principle of $34,000, net of tax effect, related to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," on January 1, 2003. See Recent Accounting Pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, we had cash and working capital of $1.1 million and $27.6 million, respectively, as compared to cash and working capital of $1.7 million and $34.6 million, respectively, at December 31, 2002. The decline in working capital was primarily attributable to an increase in the current portion of long-term debt.

     Net cash provided by operating activities for the nine months ended September 30, 2003 was $6.0 million, compared to $1.0 million for the nine months ended September 30, 2002. Factors that contributed to the increase in cash provided by operating activities during 2003 included an decrease in trade accounts receivable and an increase in trade accounts payable and customer advances, partially offset by an increase in inventory, a decrease in accrued expenses and a decrease in net income.

     Net cash used in investing activities for the nine months ended September 30, 2003 was $7.7 million, of which $8.3 million was used for capital expenditures, primarily related to the expansion of our Sacroc CO2 gas-processing facility, partially offset by proceeds from the sale of fixed assets totaling $670,000, which related primarily to the sale of a building in the U.K. For the nine months ended September 30, 2002, cash used in investing activities was $4.3 million and related primarily to capital expenditures.

     Net cash provided by financing activities for the nine months ended September 30, 2003 was $382,000. The primary source of funds for financing activities for the nine months ended September 30, 2003 was proceeds from the issuance of our Series B Convertible Preferred Stock of $14.1 million, net of issuance costs, offset by repayments of long-term borrowings and revolving credit borrowings of $5.3 million and $3.9 million, respectively, as well as a decline in bank overdrafts of $3.5 million and payments on postretirement benefit obligations of $1.3 million. Net cash provided by financing activities for the nine months ended September 30, 2002 was $2.0 million. The primary source of funds for financing activities during the nine months ended September 30, 2002 was borrowings of $6.6 million under our revolving credit facilities and borrowings of $1.5 million under a long-term promissory note arrangement related to the purchase of our Magnolia manufacturing facility, partially offset by repayments of $5.3 million under our long-term facilities and post-retirement benefit payments of $1.4 million.

     We borrowed $1.5 million under a long-term promissory note arrangement on February 6, 2002, to finance the purchase of a manufacturing facility in Magnolia, Texas. This note accrues interest at the 90-day London Inter-bank Offered Rate ("LIBOR") plus 3.25% per annum, and requires quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002, with a final balloon payment due February 2007. This promissory note is collateralized by our manufacturing facility in Magnolia, Texas, acquired in the fourth quarter of 2001.

     We maintain a credit facility that consists of a $50.0 million term loan, a $30.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $10.0 million U.K. revolving facility. The term loan matures on March 31, 2006, and each of the revolving facilities matures on March 31, 2004. On or before March 31, 2004, we expect to extend or refinance our loan agreements to have continued access to comparable credit facilities on reasonable terms.

     In July 2002, our lenders approved the amendment of various provisions of the term loan and revolving credit facility agreement, effective April 1, 2002. This amendment revised certain restrictive debt covenants, modified certain defined terms, allowed for future capital investment in our Sacroc CO2 processing facility in West Texas, facilitates the issuance of $7.5 million of subordinated debt, increased the aggregate amount of operating lease expense allowed during a fiscal year and permitted an increase in borrowings under the export sales credit facility, without further consent, up to a maximum of $20.0 million. These modifications resulted in higher commitment fee percentages and interest rates than in the original agreements, based on the Funded Debt to EBITDA ratio, as defined in the underlying agreement, as amended.

     In July 2003, the Company's lenders approved an amendment of the existing term loan and revolving credit facilities, effective April 1, 2003, and as of September 30, 2003, we were in compliance with all restrictive debt covenants, as amended. The amendment modified several restrictive covenant terms, including the Fixed Charge Coverage Ratio and Funded Debt to EBITDA Ratio, each as defined in the agreement. Under our term loan and revolving credit facility agreement, certain of our debt covenants become more restrictive during the fourth quarter of 2003, and we may not be in compliance with these or certain other debt covenants at December 31, 2003. We may be required to request amendments or waivers of some or all of these covenants in the future, which we believe would be obtainable from the majority banks upon reasonable terms.

     Borrowings outstanding under the term loan facility totaled $32.5 million at September 30, 2003, and bear interest at 3.99% per annum. Amounts borrowed under the revolving facilities bear interest at a rate based upon the ratio of Funded Debt to EBITDA and ranging from, at our election, a high of LIBOR plus 3.00% to a low of LIBOR plus 1.75% or a high of a base rate plus 1.50% to a low of a base rate plus 0.25%.

     As of September 30, 2003, the weighted average interest rate of our borrowings under the revolving credit facilities was 4.90%.

     We are required to pay commitment fees of 0.30% to 0.625% per year, depending upon the ratio of Funded Debt to EBITDA, on the undrawn portion of the facility. As of September 30, 2003, our commitment fees were calculated at a rate of 0.625%.

     We and our operating subsidiaries guarantee our revolving credit facilities, which are secured by a first lien or first priority security interest in or pledge of substantially all of the assets of the borrowers, including accounts receivable, inventory, equipment, intangibles, equity interests in U.S. subsidiaries and 65% of the equity interest in active, non-U.S. subsidiaries. Our assets and those of our active U.S. subsidiaries secure the U.S. facility, assets of our Canadian subsidiary secure the Canadian facility and assets of our U.K. subsidiaries secure the U.K. facility. The U.S. facility is guaranteed by each of our U.S. subsidiaries, while the Canadian and U.K. facilities are guaranteed by us, each of our U.S. subsidiaries and the Canadian subsidiary or the U.K. subsidiaries, as applicable.

     We had letters of credit outstanding under the revolving credit facilities of $19.5 million at September 30, 2003. Fees related to these letters of credit at September 30, 2003, ranged from approximately 1% to 3.25% of the outstanding balance. These letters of credit support contract performance and warranties and expire at various dates through April 2007.

     We maintain a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which no borrowings were outstanding as of September 30, 2003. Letters of credit outstanding under this facility at September 30, 2003 totaled $1.0 million. Fees related to these letters of credit at September 30, 2003, were approximately 1% of the outstanding balance. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The facility loans mature in July 2004.

     We had unsecured letters of credit and bonds totaling $564,000 and guarantees totaling $7.4 million at September 30, 2003.

     Our sales backlog at September 30, 2003 was $71.5 million, compared to $108.3 million at September 30, 2002. Backlog decreased primarily in Engineered Systems, due to several large project bookings in 2002, which were substantially completed prior to September 30, 2003, partially offset by increased bookings for North American Operations and Automation and Control Systems.

     On March 25, 2003, we issued 15,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Shares"), and warrants to purchase 248,800 shares of our common stock, to Lime Rock Partners II, L.P., a private investment fund, for an aggregate price of $15.0 million. Approximately $99,000 of the aggregate purchase price was allocated to the warrants. Proceeds from the issuance of these securities, net of related estimated issuance costs of approximately $800,000, were used to reduce our outstanding revolving debt balances and for other general corporate purposes.

     Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder, into (i) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares at September 30, 2003), and (ii) a cash payment equal to the amount of dividends on such share that have accrued since the prior semi-annual dividend payment date. As of September 30, 2003, we had accrued dividends payable of $378,000 related to the Series B Preferred Shares. We paid dividends totaling $399,000 on July 1, 2003.

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

    We adopted SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity," on July 1, 2003. Under SFAS No. 150, the Series B Preferred Shares would be classified as permanent equity. However, due to the cash redemption features upon a change in control as described above, the Series B Preferred Shares do not qualify for permanent equity treatment in accordance with the Emerging Issues Task Force Topic D-98:
"Classification and Measurement of Redeemable Securities," which specifically requires that permanent equity treatment be precluded for any security with redemption features that are not solely within the control of the issuer. Therefore, we have accounted for the Series B Preferred Shares as temporary equity in the accompanying balance sheet, and have not assigned any value to our right to redeem the Series B Preferred Shares on or after March 25, 2008.

     If the Series B Preferred Shares are redeemed under contingent redemption features, any redemption amount greater than carrying value would be recorded as a reduction of income available to common shareholders when the event becomes probable.

     If we fail to pay dividends for two consecutive periods or any redemption price due with respect to the Series B Preferred Shares for a period of 60 days following the payment date, we will be in default under the terms of such shares. During a default period, (1) the dividend rate on the Series B Preferred Shares would increase to 10.25%, (2) the holders of the Series B Preferred Shares would have the right to elect or appoint a second director to the Board of Directors and (3) we would be restricted from paying dividends on, or redeeming or acquiring our common or other outstanding stock, with limited exceptions. If we fail to set aside or make payments in cash of any redemption price due with respect to the Series B Preferred Shares, and the holders elect, our right to redeem the shares may be terminated.

     The warrants issued to Lime Rock Partners II, L.P. have an exercise price of $10.00 per share of common stock and expire on March 25, 2006. We can force the exercise of the warrants if our common stock trades above $13.50 per share for 30 consecutive days. The warrants contain a provision whereby the holder could require us to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The resulting liability, originally recorded at $99,000, was decreased to $84,000 as of September 30, 2003, as a result of the change in fair value of the warrants. Similarly, changes in fair value in future periods will be recorded as charges or credits to net income during the period of the change.

     Our revolving credit facilities expire on March 31, 2004 and our term loan facility expires on March 31, 2006. We are evaluating our alternatives with regard to extinguishing this debt or replacing these facilities. If we extinguish the debt or materially modify the terms of the facilities, we may incur a charge related to our unamortized deferred financing costs, which totaled $1.0 million at September 30, 2003. We believe our credit facilities can be extended or replaced, and that we will have adequate borrowing capacity in the future to meet our debt requirements. However, there can be no assurance as to the terms and provisions of any future financing arrangements.

     At September 30, 2003, available borrowing capacity under the term loan and revolving credit agreement and the export sales credit agreement were $14.6 million and $1.4 million, respectively. We were in compliance with all restrictive debt covenants in our loan agreements, as amended, as of September 30, 2003. Under our agreement, certain of our debt covenants become more restrictive at December 31, 2003, and we may not be in compliance with such covenants at that date. We may be required to request amendments or waivers of some or all of these covenants in the future. Although no assurances can be given, we believe that our operating cash flow, supported by our borrowing capacity, will be adequate to fund operations for at least the next twelve months. Should we decide to pursue acquisition opportunities, the determination of our ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operations are conducted around the world in a number of different countries. Accordingly, future earnings are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Canada and the U.K. In Canada, most contracts are denominated in Canadian dollars, and most of the costs incurred are in Canadian dollars, which mitigates risks associated with currency fluctuations. In the U.K., many of our sales contracts and material purchases are denominated in a currency other than British pounds sterling, primarily U.S. dollars and euros, whereas our engineering and overhead costs are principally denominated in British pounds sterling. Consequently, we have currency risk in our U.K. operations. No forward contracts or other currency-related derivative hedge arrangements existed at September 30, 2003, and we do not currently intend to enter into such contracts or arrangements as part of our currency risk management strategy.

     The warrants issued to the holders of our Series B Preferred Shares provide for a net-cash settlement in the event of a change in control, as defined in the warrants. Consequently, we use derivative accounting to record the warrant transaction. The liability representing the fair value of this derivative arrangement was recorded at $99,000 as of March 31, 2003, and was adjusted to $84,000 as of September 30, 2003, to reflect the projected change in fair value of the warrants during the period, resulting in a $15,000 revaluation gain for the six months then ended. Fair value, as agreed with the counter-party to the agreement, was based on a pricing model that included subjective assumptions concerning the volatility of our common stock, the expected term that the warrants would be outstanding, an expected dividend rate of zero and an overall liquidity factor. At each reporting date, the liability will be adjusted to current fair value with any changes in fair value reported in earnings during the period of change. As such, we may be exposed to certain income fluctuations based upon changes in the fair market value of this liability due to changes in the price of our common stock, as well as other factors.

     Our financial instruments are subject to changes in interest rates, including our revolving credit and term loan facilities and our working capital facility for export sales. At September 30, 2003, we had borrowings of $32.5 million outstanding under the term loan portion of the revolving credit and term loan facilities, at an interest rate of 3.99%. Borrowings, which bear interest at floating rates, outstanding under the revolving credit agreement at September 30, 2003, totaled $9.9 million. As of September 30, 2003, the weighted average interest rate of our borrowings under revolving credit facilities was 4.90%. No borrowings were outstanding under the working capital facility for export sales at September 30, 2003. Borrowings under the long-term arrangement secured by our Magnolia manufacturing facility totaled $1.3 million and accrued interest at 4.55%.

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

ITEM 4.  CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

     Members of our management team, including our Chief Executive Officer and our Chief Financial Officer, have reviewed our disclosure controls and procedures, as defined by the Securities and Exchange Commission in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as of September 30, 2003, in an effort to evaluate the effectiveness of the design and operation of these controls. Based upon this review, our management has determined that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures operate such that important information is collected in a timely manner, provided to management and made known to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding disclosure in our public filings.

     Furthermore, no significant changes have been made to our internal controls and procedures during the three months ended September 30, 2003, or prior to filing this Quarterly Report on Form 10-Q, and no corrective actions are anticipated, as we noted no significant deficiencies or material weaknesses in our internal control structure.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K.

     - Report on Form 8-K filed August 5, 2003 to report Second Quarter 2003 Results.

     - Report on Form 8-K filed September 8, 2003 to announce changes to our organization and steps to reduce our cost structure.

     - Report on Form 8-K filed November 4, 2003 to report Third Quarter 2003 Results.

Index of Exhibits

      EXHIBIT NO.                            DESCRIPTION

         10.35       - Senior Management Change in Control Agreement dated
                       October 7, 2003, between Katherine P. Ellis and NATCO Group Inc.

         10.36       - Senior Management Change in Control Agreement dated
                       October 7, 2003, between Richard W. FitzGerald and NATCO Group Inc.

         10.37       - Second Extension Agreement and Extension Agreement for
                       the Second Amended and Restated Service and Reimbursement Agreement between Capricorn Management, G.P. and NATCO Group Inc.

         31.1        - Certification of Chief Executive Officer of NATCO Group
                       Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

         31.2        - Certification of Chief Financial Officer of NATCO Group
                       Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

         32.1        - Certification of Chief Executive Officer and Chief
                       Financial Officer of NATCO Group Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NATCO Group Inc.

                                             By: /s/ Nathaniel A. Gregory
                                                 --------------------------
                                                 Name: Nathaniel A. Gregory
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Date: November 14, 2003

                                             By: /s/ Richard W. FitzGerald
                                                 --------------------------
                                                 Name: Richard W. FitzGerald
                                                 Senior Vice President and Chief
                                                 Financial Officer

Date: November 14, 2003

                                 EXHIBIT INDEX

         EXHIBIT NO.                          DESCRIPTION

         10.35       - Senior Management Change in Control Agreement dated
                       October 7, 2003, between Katherine P. Ellis and NATCO Group Inc.

         10.36       - Senior Management Change in Control Agreement dated
                       October 7, 2003, between Richard W. FitzGerald and NATCO Group Inc.

         10.37       - Second Extension Agreement and Extension Agreement for
                       the Second Amended and Restated Service and Reimbursement Agreement between Capricorn Management, G.P. and NATCO Group Inc.

         31.1        - Certification of Chief Executive Officer of NATCO Group
                       Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

         31.2        - Certification of Chief Financial Officer of NATCO Group
                       Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

         32.1        - Certification of Chief Executive Officer and Chief
                       Financial Officer of NATCO Group Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002