Form 10-K
period 2003-12-31
NATCO GROUP INC
filed 2004-03-15
CIK 1057693

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003      COMMISSION FILE NUMBER: 1-15603

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).     Yes  X   No  ___

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter.

As of June 30, 2003                                                  $64,077,503

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 10, 2004  Common Stock, $0.01 par value per share  15,922,661 shares

      DOCUMENTS INCORPORATED BY REFERENCE (TO THE EXTENT INDICATED HEREIN)

Specified portions of the 2004 Notice of Annual Meeting of Stockholders and Proxy Statement (Part III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                NATCO GROUP INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               NO.
                                                                               ----
                                      PART I
Item 1.          Business....................................................    3
Item 2.          Properties..................................................   17
Item 3.          Legal Proceedings...........................................   18
Item 4.          Submission of Matters to a Vote of Security Holders.........   18

                                      PART II
Item 5.          Market for the Registrant's Common Equity and Related
                   Stockholder Matters.......................................   18
Item 6.          Selected Financial Data.....................................   20
Item 7.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................   21
Item 7A.         Quantitative and Qualitative Disclosures About Market
                   Risk......................................................   37
Item 8.          Financial Statements and Supplementary Data.................   38
                 Consolidated Financial Statements...........................   40
                 Notes to Consolidated Financial Statements..................   44
Item 9.          Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure..................................   73
Item 9A.         Controls and Procedures.....................................   73

                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........   74
Item 11.         Information called for by Part III, Item 11, has been
                   omitted as the Registrant intends to file with the
                   Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy
                   Statement pursuant to Regulation 14A or an amendment to
                   this Annual Report on Form 10-K                              77
Item 12.         Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters................   77
Item 13.         Certain Relationships and Related Transactions..............   79
Item 14.         Principal Accounting Fees and Services......................   81

                                      PART IV
Item 15.         Exhibits, Financial Statements Schedules and Reports on Form
                   8-K.......................................................   82
Signatures...................................................................   87
Certifications

                                     PART I

ITEM 1.  BUSINESS

     NATCO Group Inc. is a leading provider of equipment, systems and services used in the production of crude oil and natural gas to separate oil, gas and water within a production stream and to remove contaminants. Our products and services are used in onshore and offshore fields in most major oil and gas producing regions in the world. Separation and decontamination of a production stream is needed at almost every producing well in order to meet the specifications of transporters and end users.

     We design and manufacture a diverse line of production equipment including, among other items: heaters, which prevent hydrates from forming in gas streams and reduce the viscosity of oil; dehydration and desalting units, which remove water and salt from oil and gas; separators, which separate wellhead production streams into oil, gas and water; gas conditioning units and membrane separation systems, which remove carbon dioxide and other contaminants from gas streams; control systems, which monitor and control production equipment; and water processing systems, which include systems for water re-injection, oily water treatment and other treatment applications.

     We offer our products and services as either integrated systems or individual components primarily through three business lines:

     - traditional production equipment and services, which provides standardized components, replacement parts and used components and equipment servicing, primarily in North America, and operates domestic CO(2) separation facilities;

     - engineered systems, which provides customized, large scale integrated oil, gas and water production and processing systems; and

     - automation and control systems, which provides and services control panels and systems that monitor and control oil and gas production, as well as repair, testing and inspection services for existing systems.

     NATCO Group Inc. is a Delaware corporation formed in 1989. Through our subsidiaries, we have designed, manufactured and marketed production equipment and systems for more than 75 years. We operate seven primary manufacturing facilities located in the U.S. and Canada and 36 sales and service facilities, 34 of which are located in the U.S. and Canada, and 2 of which are located outside of the U.S. and Canada. We have engineering offices in the U.S., Canada and the U.K., as well as engineered systems sales offices in these and other international locations. We also have offices in the U.S. and overseas from which we supply control systems, equipment and services. We believe that, among our competitors, we have one of the largest installed base of production equipment in the industry. We have achieved our position in the industry by maintaining technological leadership, capitalizing on our strong brand name recognition and offering a broad range of quality products and services.

     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website, www.natcogroup.com, as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

INDUSTRY

     Demand for oil and gas production equipment and services is driven primarily by the following: levels of production of oil and gas in response to worldwide demand; the changing production profiles of existing fields (meaning the mix of oil, gas and water in the production stream and the level of contaminants); the discovery of new oil and gas fields; the quality of new hydrocarbon production; and investment in exploration and production efforts by oil and gas producers.

     We believe that the oil and gas production equipment and services market continues to have significant growth potential due to the following:

     - Increasing demand for oil and natural gas. According to the U.S. Department of Energy, petroleum and natural gas consumption in the United States are expected to increase through 2025, with higher consumption rates expected worldwide, driven by demand for refined products and the use of natural gas to power plants that generate electricity.

     - Long-term demand for oil and gas products should lead to increases in drilling activity. The number of drilling rigs operating in North America and internationally has fluctuated in recent years, depending on market conditions. The average North American rig count for 2003 was 1,403 versus 1,093 for 2002 and 1,497 for 2001, as published by Baker Hughes Incorporated. The international rig count as of December 31, 2003, 2002 and 2001 was 803, 753 and 752, respectively, as published by Baker Hughes Incorporated. We believe that rig counts will increase over the long-term as demand for oil and gas products and services increases. With such increases, we anticipate increased demand for oil and gas production equipment and services.

     - Changing profile of existing production. The production profile of existing fields changes over time, either naturally or due to implementation of enhanced recovery techniques. Consequently, the mix of oil, gas, water and contaminants changes, and the production stream requires additional, more sophisticated processing equipment. Changing production profiles often require retrofitting and debottlenecking of existing production equipment, which is one of our specialties.

     - Increasing focus on large-scale complicated equipment packages and integrated systems projects. Due to the increased demand for oil and gas, oil companies are pursuing larger and more complex development projects that often require specialized production equipment. These projects may be in remote, deepwater or harsh environments, may involve complex production profiles and operations and typically involve more sophisticated equipment.

     - Increasing need for technology solutions. Higher specification and performance standards, environmental regulation, cost reduction requirements, desire to reduce space and weight of equipment and other similar considerations have increased demand for technology in production equipment. We are a leader in process technology for upstream applications.

COMPETITIVE STRENGTHS

     We believe that our key competitive strengths are:

     - Market leadership and industry reputation. We have designed, manufactured and marketed production equipment and systems for more than 75 years. We believe that, among our competitors, we have the largest installed base of production equipment in the industry. We will continue to enhance our products and services in order to meet the demands of our customers.

     - Technological leadership. We believe that we have established a position of global technological leadership by pioneering the development of innovative separation technologies. We continue to be a technological leader in areas such as carbon dioxide separation using membrane technology, oil-water emulsion treatment using the latest electrostatic technology, seawater injection systems, complex produced oily water treatment systems and a variety of specialty applications. We hold 37 active U.S. and equivalent foreign patents and continue to invest in research and development. Applications have been filed for nine additional patents in the U.S.

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

     - Leading role in CO(2) separation for domestic enhanced oil recovery and ownership and operation of Sacroc facilities. Our membrane systems have a dominant position in U.S. CO(2) flood enhanced oil recovery applications, led by our Sacroc facility in West Texas. We own and operate facilities at Sacroc capable of processing up to 367 million cubic feet per day (mmcf) under long-term contract processing agreements. We received an order in early 2004 to manufacture and sell an additional capacity expansion of 180 mmcf per day at this facility. This expansion is expected to be placed in service in mid-2004, for which we plan to enter into a separate operating agreement. In addition, we have sold membrane facilities to five other major CO(2) flood operations in West Texas.

BUSINESS STRATEGY

     Our primary objective is to maximize cash flow by maintaining and enhancing our position as a leading provider of equipment, systems, services and solutions used in the production of crude oil and natural gas. We intend to achieve this goal by pursuing the following business strategies:

     - Focusing on Customer Relationships. We believe that our customers prefer to work on a regular basis with a small number of leading suppliers. We believe our size, scope of products, technological expertise and service orientation provide us with a competitive advantage in establishing preferred supplier relationships with customers. We intend to generate growth in revenue and market share by establishing new, and further developing existing, customer relationships.

     - Providing Integrated Systems and Solutions. We believe our integrated design and manufacturing capabilities enable us to reduce our customers' production equipment and systems costs and shorten delivery times. Our strategy is to be involved in projects early, to provide the broadest and most complete scope of equipment and services in our industry and to focus on larger, sophisticated and integrated systems.

     - Introducing New Technologies and Products. Since our inception, we have developed and acquired leading technologies that enable us to address the global market demand for increasingly sophisticated production equipment and systems. We will continue to pursue new technologies through internal development, acquisitions and licenses.

     - Pursuing Complementary Acquisitions. Our industry is fragmented and contains smaller competitors with less extensive product lines and geographic scope. We continue to review potential strategic alternatives involving companies that provide complementary technologies, enhance our ability to offer integrated systems or expand our geographic reach.

     - Expanding International Presence. We have operated in various international markets for more than 50 years. We intend to continue to expand internationally in targeted geographic regions, such as Latin America, West Africa and Southeast Asia. International operations provided approximately 33% of total revenues for the year ended December 31, 2003.

RISKS RELATING TO OUR BUSINESS

A SUBSTANTIAL OR EXTENDED DECLINE IN OIL OR GAS PRICES COULD RESULT IN LOWER EXPENDITURES BY THE OIL AND GAS INDUSTRY, THEREBY NEGATIVELY AFFECTING OUR REVENUE.

     Our business is substantially dependent on the condition of the oil and gas industry and its willingness to spend capital on the exploration for and development of oil and gas reserves. A substantial or extended decline in these expenditures may result in the discovery of fewer new reserves of oil and gas, adversely affecting the market for our production equipment and services. The level of these expenditures is generally dependent on the industry's view of future oil and gas prices, which have been characterized by significant volatility in recent years. Oil and gas prices are affected by numerous factors, including: the level of exploration activity; worldwide economic activity; interest rates, the cost of capital and currency exchange rate fluctuations; environmental regulation; tax policies; political requirements of national governments; coordination by the Organization of Petroleum Exporting Countries ("OPEC"); political environment, including the threat of war and terrorism; the cost of producing oil and gas; technological advances; changes in the supply of and demand for oil, natural gas and electricity; and weather conditions.

MOST OF OUR CONTRACTS ARE FIXED-PRICE CONTRACTS THAT ARE SUBJECT TO GROSS PROFIT FLUCTUATIONS, WHICH MAY IMPACT OUR MARGIN EXPECTATIONS.

     Most of our projects, including larger engineered systems projects, are performed on a fixed-price basis. We are responsible for all cost overruns, other than any resulting from change orders. Our costs and any gross profit realized on our fixed-price contracts will often vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including: errors in estimates or bidding; changes in availability and cost of labor and material; and variations in productivity from our original estimates.

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

WE HAVE RELIED AND WE EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

     There have been and are expected to be periods where a substantial portion of our revenues is derived from a single customer or a small group of customers. We had revenues of $24.2 million, or 9% of total revenues, provided by ChevronTexaco Corp. and affiliates, $18.7 million, or 7% of total revenues, provided by ExxonMobil Corporation and affiliates and $14.6 million, or 5% of total revenues, provided by BP and affiliates for the year ended December 31, 2003. We had revenues of $28.8 million, or 10% of total revenues, provided by ExxonMobil Corporation and affiliates, $17.2 million, or 6% of revenues, provided by BP and affiliates excluding the Carigali-Triton Operating Company SDN BHD ("CTOC"), and $16.5 million, or 5%, provided by ChevronTexaco Corp. and affiliates, for the year ended December 31, 2002. We had revenues of $15.7 million, or 5% of our total revenues, provided by Anadarko and affiliates, $15.5 million, or 5% of total revenues, provided by ChevronTexaco Corp. and affiliates, and $13.4 million, or 5% of total revenues provided by BP and affiliates excluding CTOC, for the year ended December 31, 2001.

     We have a number of ongoing relationships with major oil companies, national oil companies and large independent producers. The loss of one or more of these ongoing relationships could have an adverse effect on our business and results of operations.

THE DOLLAR AMOUNT OF OUR BACKLOG, AS STATED AT ANY GIVEN TIME, IS NOT NECESSARILY INDICATIVE OF OUR FUTURE CASH FLOW.

     Backlog consists of firm customer orders that have satisfactory credit or financing arrangements in place, for which authorization to begin work or purchase materials has been given and for which a delivery date has been established. As of December 31, 2003, we had backlog of $64.0 million, of which approximately 13% related to ExxonMobil Corporation and affiliates, 12% related to an Aker/Kvaerner joint venture, 9% related to TSS Dalia Angola and 8% related to Sembawang Singapore.

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

OUR ABILITY TO ATTRACT AND RETAIN SKILLED LABOR IS CRUCIAL TO OUR PROFITABILITY.

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

POSTRETIREMENT HEALTH CARE BENEFITS THAT WE PROVIDE TO CERTAIN RETIREES OF A PREDECESSOR COMPANY EXPOSE US TO POTENTIAL INCREASES IN FUTURE CASH OUTLAYS THAT CANNOT BE RECOUPED THROUGH INCREASED PREMIUMS.

     We are obligated to provide postretirement health care benefits to a group of retirees of a predecessor company who retired before June 21, 1989. For the year ended December 31, 2003, our cash costs related to these benefits were $1.6 million, net of reimbursement of $157,000 from the predecessor plan sponsor. At that date, there were 500 retirees and surviving eligible dependents covered by the specified postretirement benefit obligations. As of December 31, 2003, our accumulated pre-tax postretirement benefit obligation was calculated to be approximately $16.7 million as determined by actuarial calculations. The costs of the actual benefits could exceed those projected, and future actuarial assessments of the extent of those costs could exceed the current assessment. Inflationary trends in medical costs may outpace our ability to recoup these increases through higher premium charges, benefit design changes or both. As a result, our actual cash costs of providing this benefit may increase in the future and could have a negative impact on our future cash flow.

OUR INTERNATIONAL OPERATIONS MAY EXPERIENCE INTERRUPTIONS DUE TO POLITICAL AND ECONOMIC RISKS.

     We operate our business and market our products and services throughout the world. We are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Moreover, oil and gas producing regions in which we operate include many countries in the Middle East and other less developed parts of the world, where risks have increased significantly in the recent past. We cannot accurately predict whether these risks will increase or abate. These risks include: nationalization; expropriation; war, terrorism and civil disturbances; restrictive actions by local governments; limitations on repatriation of earnings; changes in foreign tax laws; and changes in currency exchange rates.

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

     Axsia Group Limited and its subsidiaries, our U.K.-based operations, and our Canadian subsidiary have made sales (as part of their ongoing businesses) and have informed us that they expect to continue making sales of equipment and services to customers in certain countries that are subject to U.S. government trade sanctions ("Embargoed Countries"). In the past, these included sales to the Iraqi national oil companies permitted under the United Nations Food-for-Oil Program. Sales to customers in Embargoed Countries were approximately 1% of our consolidated revenue in 2003, approximately 3 1/2% in 2002 and approximately
2 1/2% in 2001.

OUR INSURANCE POLICIES MAY NOT COVER ALL PRODUCT LIABILITY CLAIMS AGAINST US OR MAY BE INSUFFICIENT IN AMOUNT TO COVER SUCH CLAIMS.

     Some of our products are used in potentially hazardous production applications that can cause personal injury; loss of life; damage to property, equipment or the environment; and suspension of operations. We maintain insurance coverage against these risks in accordance with standard industry practice. This insurance may not protect us against liability for some kinds of events, including events involving pollution or losses resulting from business interruption or acts of terrorism. We cannot assure you that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, we cannot assure you that we will be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our business, results of operations and financial condition.

LIABILITY TO CUSTOMERS UNDER WARRANTIES MAY MATERIALLY AND ADVERSELY AFFECT OUR CASH FLOW.

     We typically warrant the workmanship and materials used in the equipment we manufacture. At the request of our customers, we occasionally warrant the operational performance of the equipment we manufacture. Failure of this equipment to operate properly or to meet specifications may increase our costs by requiring additional engineering resources, replacement of parts and equipment or service or monetary reimbursement to a customer. Our warranties are often backed by letters of credit. At December 31, 2003, we had provided to our customers approximately $6.9 million in letters of credit related to warranties. We have received warranty claims in the past, and we expect to continue to receive them in the future. To the extent that we should incur warranty claims in any period substantially in excess of our warranty reserve, our results of operations and financial condition could be materially and adversely affected.

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

COMPETITION COULD RESULT IN REDUCED PROFITABILITY AND LOSS OF MARKET SHARE.

     Contracts for our products and services are generally awarded on a competitive basis. Historically, the existence of overcapacity in our industry has caused increased price competition in many areas of our business. The most important factors considered by our customers in awarding contracts include: the availability and capabilities of our equipment; our ability to meet the customer's delivery schedule; price; our reputation; our technology; our experience; and our safety record.

     In addition, we may encounter obstacles in our international operations that impair our ability to compete in individual countries. These obstacles may include: subsidies granted in favor of local companies; taxes, import duties and fees imposed on foreign operators; lower wage rates in foreign countries; and fluctuations in the exchange value of the United States dollar compared with the local currency. Any or all these factors could adversely affect our ability to compete and thus adversely affect our results of operations.

A FURTHER ECONOMIC DECLINE COULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES.

     Economic growth in several of our key markets, including the United States and Southeast Asia, declined throughout 2001 due to a world-wide recession, which was exacerbated by significant terrorist acts in the United States during September 2001. Slower than expected economic growth in the United States during 2002, as well as in other regions of the world, contributed to a decline in exploration and production activity in the oil and gas industry. Although several economic indicators, including the recent performance of the U.S. stock market, as measured by growth rates in 2003 for the Dow Jones Industrial Average and Standard & Poor's 500 Index, may indicate improved economic growth for 2003 and further potential growth in 2004, we cannot provide assurance that the United States economy will continue to grow or remain stable. If the U.S. economy were to decline or if the economies of other nations in which we do business were to experience material problems, the demand and price for oil and gas and, therefore, for our products and services, could decline, which would adversely affect our results of operations.

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

FUTURE ACQUISITIONS, IF ANY, MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS AND ADVERSELY AFFECT OUR OPERATING RESULTS.

     We intend to continue our past practice of acquiring other companies, assets and product lines that complement or expand our existing businesses. We cannot assure you that we will be able to successfully identify suitable acquisition opportunities or to finance and complete any particular acquisition. Furthermore, acquisitions involve a number of risks and challenges, including: the diversion of our management's attention to the assimilation of the operations and personnel of the acquired business; possible adverse effects on our operating results during the integration process; potential loss of key employees and customers of the acquired companies; potential lack of experience operating in a geographic market of the acquired business; an increase in our expenses and working capital requirements; and the possible inability to achieve the intended objectives of the combination.

     Any of these factors could adversely affect our ability to achieve anticipated levels of cash flow from an acquired business or realize other anticipated benefits of an acquisition.

WE MAY INCUR SUBSTANTIAL COSTS TO COMPLY WITH OUR ENVIRONMENTAL OBLIGATIONS.

     In our equipment fabrication and refurbishing operations, we generate and manage hazardous wastes. These include: waste solvents; waste paint; waste oil; wash-down wastes; and sandblasting wastes.

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

     Traditional production equipment includes:

     - Separators. Separators are used for the primary separation of a hydrocarbon stream into oil, water and gas. In addition to traditional separator solutions, we offer customers new separation technologies like the Whirly Scrub(TM) Recycling Separators and Revolution(TM) Inlet Devices. The new separation technologies use proprietary devices inside separator vessels to achieve more efficient separation. This translates into smaller and lighter process equipment, and/or the ability to retrofit existing facilities to increase processing throughput. Customers benefit from the use of Porta-Test(R) Revolution(TM) tubes, perforated baffles and other proprietary internals that allow separation systems to be designed for specific needs, reduce size and weight, improve separation efficiency, and eliminate process problems like foaming. Our separator product line includes:

       - horizontal separators, used to separate hydrocarbon streams with large volumes of gas, liquids or foam;

       - vertical separators, used to separate hydrocarbon streams containing contaminants including salt and wax;

       - filter separators, used to remove particulate contaminants from gas streams and/or to coalesce liquids;

       - Thermo Pak(TM) Units, used for the combined heating and separating of production in cold climates; and

       - Whirly Scrub(TM) V centrifugal separators, used as state-of-the-art compact scrubbers.

     - Oil Dehydration Equipment. Oil dehydrators are used to remove water from oil. Our oil dehydration product line includes:

       - horizontal PERFORMAX(R) treaters, which separate oil and water mixtures using gravity and proprietary technology;

       - Dual Polarity(R) and Electrodynamic Desalting(TM) electrostatic treaters, which dehydrate oil using high voltage electrical coalescence;

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

       - Cynara(R) membranes, which extract carbon dioxide from gas streams;

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

     - Carbon Dioxide Field Operations. We also provide gas-processing facilities for the removal of carbon dioxide from hydrocarbon streams. These facilities use our proprietary Cynara(R) membrane technology that provides one of the most effective separation solutions for hydrocarbon streams containing carbon dioxide. The primary market for these facilities is production from wells such as those located in west Texas in which carbon dioxide injection is used to enhance the recovery of oil reserves. Utilizing this technology, we have entered into three separate service agreements with Kinder Morgan CO(2) Company, L.P. relative to gas processing of production at the Sacroc field in West Texas. Each contract has a term of ten years and is automatically renewed for successive one-year periods, unless either Kinder Morgan or we provide the other party with written notification of cancellation. Currently the earliest termination date is set for July 2012.

     - Water Treatment Equipment. We offer a complete line of water treatment and conditioning equipment for the removal of contaminants from water extracted during oil and gas production. Our water treatment equipment includes:

       - PERFORMAX(R) Matrix Plate Coalescers, used in both primary separation and final skimming applications;

       - TriPack(TM) Corrugated Plate Interceptors, used to remove oil and salable hydrocarbons from water;

       - Oilspin AV(TM) and AVi(TM) liquid/liquid hydrocyclones, compact centrifugal separation devices used in primary water treatment applications;

       - Tridair(TM) Sparger Gas Flotation units, used as secondary water cleanup systems; and

       - PowerClean(TM) Nutshell Filters, used where tertiary water cleanup is required.

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

     - Parts, Service and Training. We provide replacement parts for our own equipment and for equipment manufactured by others. Each branch of our marketing network also serves as a local parts and service business. We offer operational and safety training to the oil and gas production industry, which provides a marketing tool for our other products and services.

ENGINEERED SYSTEMS

     We design, engineer and manufacture engineered systems for large production development projects throughout the world and provide start-up services for our engineered products. Engineered systems typically require a significant amount of technology, engineering and project management.

     We market engineered systems through our direct sales forces based in Houston, Texas; Calgary, Alberta, Canada; Camberley, England; Gloucester, England; Caracas, Venezuela; and Tokyo, Japan, augmented by independent representatives in other countries. We also use the unique oil testing capabilities at our research and development facilities to market engineered systems. This capability enables us to determine equipment specifications that best suit customers' requirements.

     Engineered systems include:

     - Integrated Oil and Gas Processing Trains. These consist of multiple units that process oil and gas from primary separation through contaminant removal.

     - Large Gas Processing Facilities. We provide large gas processing facilities for the separation, heating, dehydration and removal of liquids and contaminants to produce pipeline-quality natural gas. We also design and manufacture gas-processing facilities that remove carbon dioxide from hydrocarbon streams. These facilities use Cynara(R) membrane technology, which provides the most cost-effective separation solution for hydrocarbon streams containing high concentrations of carbon dioxide. Primary markets for this application are production from gas wells, such as those located in Southeast Asia, which have naturally occurring carbon dioxide, and production fields that use CO(2) flood enhanced oil recovery systems. We also design and supply systems for separation of H(2)S and sulfur recovery, using Shell-Paques(TM) technology.

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

     - Water Injection Systems. We provide water injection systems used both onshore and offshore to remove contaminants from water to be injected into a reservoir during production so that the formation or its production characteristics are not adversely affected. These systems may involve media and cartridge filters, de-aeration, chemical injection and sulfate removal. Offshore facilities to treat raw seawater involving use of sulfate removal membranes can be and often are very large projects, and are increasingly necessary for field development in locations such as West Africa and Brazil. For example, during 2002, we designed, manufactured and assembled SRM modules situated off the coast of West Africa that are capable of treating 350,000 barrels per day of seawater.

     - Produced Water Cleanup Systems. We design and engineer systems that, through the use of liquid/liquid hydro-cyclone technology and induced or dissolved gas flotation technology, remove oil and solids from a produced water stream. Oily water cleanup is often required prior to the disposal or re-injection of produced water.

     - Other Proprietary Equipment. We design and supply a broad range of proprietary equipment that may be part of a larger system or may be sold separately to customers for application in an oil and gas field development or retrofit. Such equipment includes wellhead desanders, sand cleaning facilities, sand fluidization, specialty oil heaters and other process equipment.

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

AUTOMATION AND CONTROL SYSTEMS

     The primary market for automation and control systems is in offshore applications throughout the world. We market and service these products through our TEST subsidiary, with U.S. locations in Houston, Texas and Harvey and New Iberia, Louisiana, and international locations in Kazahkstan and Nigeria. These automation and control systems include:

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

     - Engineering and Field Services. We provide start-up support, testing, maintenance, repair, renovation, expansion and upgrade of control systems including those designed or installed by competitors, for our customers in the U.S. and international locations. Our design and engineering staff also provide contract electrical engineering services.

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

MANUFACTURING FACILITIES

     We operate seven primary manufacturing facilities ranging in size from approximately 8,000 square feet to approximately 130,000 square feet of manufacturing space. We own four of these facilities and lease the other three. Our 51,000 square foot manufacturing facility in Covington, Louisiana was closed in December 2003, as part of a restructuring effort in late 2003, and is currently being held for sale.

     Our major manufacturing facilities are located in:

     - Electra, Texas. We produce various types of low- and high-pressure production vessels, as well as skid-mounted packages at this 130,000 square foot facility.

     - Calgary, Alberta, Canada. We produce heavy wall and cold weather packaged equipment and systems primarily for the Canadian and Alaskan markets at this 100,000 square foot facility.

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

     Our New Iberia, Electra and Calgary facilities have been certified to ISO 9001 standards. This certification is an internationally recognized verification system for quality management overseen by the International Standards Organization based in Geneva, Switzerland. The certification is based on a review of our programs and procedures designed to maintain and enhance quality production and is subject to annual review and re-certification.

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

RESEARCH AND DEVELOPMENT

     We believe we are an industry leader in the development of oil and gas production equipment technology. We pioneered many of the original separation technologies for converting unprocessed hydrocarbon fluids into salable oil and gas. For example, we developed:

     - the first high capacity oil and gas separator system;

     - patented efficiencies for our cyclonic separation devices, including the Porta-Test(R) Revolution(TM) and WhirlyScrub(TM) V's and I's technologies;

     - the first emulsion treating systems, which have been advanced through the application of our Dual Polarity(TM), TriVolt(TM), TriGrid(TM), TriGridmax(TM) and the EDD(TM) (ElectroDynamic Desalting(TM)) electrostatic oil treaters;

     - a PC-based Load Responsive Controller(TM) (LRC(TM)) for controlling electrostatic treaters within ranges that are conducive to effective emulsion breaking;

     - a composite electrostatic grid system for use in complex separation applications;

     - DOX(TM) and OSX(TM) water filtration systems, technologies that have many years of successful testimonies and for which leading engineering contractors specify by name;

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

     - internal system designs and devices used inside separators and other vessels to compensate for wave motion;

     - PERFORMAX(R) oil and water coalescing systems, which are recognized and trusted internationally; and

     - enhancements in Cynara(R) membrane fibers to allow for increased acid gas separation efficiencies.

     As of December 31, 2003, we held 37 active U.S. and equivalent foreign patents and numerous U.S. and foreign trademarks. We also have applications pending for nine additional U.S. patents. In addition, we are licensed under several patents held by others.

     We operate a research and development facility in Tulsa, Oklahoma, where we conduct technology and product development studies that are tailored to the needs of our customers. Such studies utilize our pilot facilities, including a simulation loop capable of flowing 6 thousand barrels per day and 10 mmcf per day of gas and a wave motion table that allows customers to validate 1/20(th) scale performance internals in dynamic wave motion conditions. In many cases, testing is applied to crude oil provided by our customers, resulting in an increase in our customer's understanding and comfort with the actual performance of our products.

     At our manufacturing facility in Pittsburg, California, we are engaged in active, ongoing research and development in the area of membrane technology. We also have research and development operations at our facilities in the United Kingdom, where we focus primarily on water treatment developments.

     As a contracted service to our customers, we utilize Computational Fluid Dynamic (CFD) Modeling to dynamically simulate the conditions of process equipment both offshore and onshore. CFD studies have been key to validating performance and durability of process equipment and are offered as a competitive advantage to our hardware sales.

     At December 31, 2003, NATCO had 16 employees engaged in research and development and product commercialization activities.

MARKETING

     Our products and services are marketed primarily through an internal sales force augmented by technical applications specialists for specific customer requirements. In addition, we maintain agency relationships in most energy producing regions of the world to enhance our efforts in countries where we do not have employees. Our traditional production equipment and services business has 34 operating branches in the U.S. and Canada through which we sell production equipment, spare parts and services directly to oil and gas operators. Our engineered systems business typically involves a significant pre-award effort during which we must provide technical qualifications, evaluate the requirements of the specific project, design a conceptual solution that meets the project requirements and estimate our cost to provide the system to the customer in the time frame required. Our automation and control systems business is primarily marketed through our internal sales force.

CUSTOMERS

     We devote a considerable portion of our marketing time and effort to developing and maintaining relationships with key customers. Some of these relationships are project specific. However, our customer base ranges from independent operators to major and national oil companies worldwide. In 2003, ChevronTexaco Corp. and affiliates, ExxonMobil Corporation and affiliates and BP and affiliates, provided 9%, 7% and 5% of our consolidated revenues, respectively, with no other customer contributing more than 5% of total sales for the year ended December 31, 2003. In 2002, ExxonMobil Corporation and affiliates, BP and affiliates excluding CTOC, and ChevronTexaco Corp. and affiliates, provided 10%, 6% and 5% of our consolidated revenues, respectively, with no other customer providing more than 5% of our consolidated revenues during 2002. In 2001, Anadarko and affiliates, ChevronTexaco Corp. and affiliates, and BP and affiliates excluding CTOC, each provided 5% of our consolidated revenue, with no other customer contributing more than 5% of total revenues for the year ended December 31, 2001. Our level of technical expertise, extensive distribution network and breadth of product offerings contributes to the maintenance of good working relationships with our customers.

BACKLOG

     Backlog consists of firm customer orders for which satisfactory credit or financing arrangements have been made, authorization has been given to begin work or purchase materials and a delivery date has been scheduled.

     Our sales backlogs at December 31, 2003, 2002 and 2001, were $64.0 million, $90.1 million and $101.3 million, respectively. The decline in backlog at December 31, 2003 compared to December 31, 2002 was primarily due to the run-off of backlog associated with several significant West African engineered systems projects recorded as bookings in 2002, with fewer significant bookings for the year ended December 31, 2003. Backlog at December 31, 2003 included $8.3 million related to ExxonMobil Corporation and affiliates and $7.6 million related to an Aker/Kvaerner joint venture. Backlog at December 31, 2002 included $28.7 million related to ExxonMobil Corporation and affiliates, and $11.7 million for ChevronTexaco Corp. Backlog at December 31, 2001 included $27.4 million for ExxonMobil Corporation and affiliates, and $11.1 million for a North Sea consortium.

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

COMPETITION

     Contracts for our products and services are generally awarded on a competitive basis. The most important factors considered by customers in awarding contracts include the availability and capabilities of equipment, the ability to meet the customer's delivery schedule, price, reputation, experience and safety record.

Historically, the existence of overcapacity in the industry has caused increased price competition in many areas of the business. In addition, we may encounter obstacles in our international operations that impair our ability to compete in individual countries. These obstacles may include: subsidies granted in favor of local companies; taxes, import duties and fees imposed on foreign operators; lower wage rates in foreign countries; fluctuations in the exchange value of the United States dollar compared with the local currency; and U.S. trade sanctions against embargoed countries. Any or all these factors could adversely affect our ability to compete and thus unfavorably affect our results of operations.

     The primary competitors for our North American Operations business include Hanover Compressor Co., Flint Energy Services and numerous privately held, mainly regional companies. Competitors for our Engineered Systems business include Petreco, Kvaerner Process Systems, UOP, Hanover Compressor Co., U.S. Filter, Weir Techna and numerous engineering and construction firms. The primary competitors for our Automation and Control Systems business are W Industries, MMR-Radon, P2S/SECO and numerous privately held companies operating in the Gulf Coast region.

     We believe that we are one of the largest crude oil and natural gas production equipment providers in North America and have one of the leading market shares internationally. We further believe that our size, research and development capabilities, brand names and marketing organization provide us with a competitive advantage over the other participants in the industry.

ENVIRONMENTAL MATTERS

     We are subject to environmental regulation by federal, state and local authorities in the United States and in several foreign countries. Although we believe that we are in substantial compliance with all applicable environmental laws, rules and regulations ("laws"), the field of environmental regulation can change rapidly with the enactment or enhancement of laws and stepped up enforcement of these laws, either of which could require us to change or discontinue certain business activities. We have been named as a potentially responsible de minimis party in connection with two superfund sites. At present, we are not involved in any material environmental matters of any nature and are not aware of any material environmental matters threatened against us.

EMPLOYEES

     At December 31, 2003, we had 1,664 employees. Of these, 131 Canadian employees were represented under collective bargaining agreements that extend through July 2005. We believe that our relationships with our employees are satisfactory.

ITEM 2.  PROPERTIES

     We operate seven primary manufacturing plants ranging in size from approximately 8,000 square feet to approximately 130,000 square feet of manufacturing space. We also own and lease distribution and service centers, sales offices and warehouses. We lease our corporate headquarters in Houston, Texas. At December 31, 2003, we owned or leased approximately 1.0 million square feet of facility of which approximately 485,000 square feet was leased, and approximately 538,000 square feet was owned. Of the total manufacturing space, approximately 218,000 square feet was located in the United States and approximately 100,000 square feet was located in Canada. Our Covington manufacturing facility was closed and held for sale, and our Edmonton manufacturing facility was sublet to a new tenant as of December 31, 2003. Square footage of manufacturing space at these facilities totaling 60,000 feet and 51,000 feet, respectively, was excluded from total manufacturing space above, but was included in total square footage owned or leased as of December 31, 2003.

     The following chart summarizes the number of facilities owned or leased by us by geographic region and business segment.

                                                                    UNITED
                                                                    STATES   CANADA   OTHER
                                                                    ------   ------   -----
    North American Operations...................................      35        6       4
    Engineered Systems..........................................       1       --       7
    Automation and Control Systems..............................       3       --       1
    Corporate and Other.........................................       2       --      --
                                                                      --       --      --
      Totals....................................................      41        6      12
                                                                      ==       ==      ==

ITEM 3.  LEGAL PROCEEDINGS

     Magnum Transcontinental Corp. Arbitration and Related Matter. These matters stem from an agreement among NATCO Group, Magnum Transcontinental Corporation, the U.S. procurement arm of Petroserv S.A., and Zephyr Offshore, Inc., a Petroserv subsidiary, to manufacture and install a processing plant on a Petroserv rig, and Petroserv's agency agreement with NATCO for certain projects in Brazil. NATCO claims Magnum owes it $418,990 under the plant manufacturing agreement for additional work performed in excess of the days agreed in the contract. NATCO submitted the matter to binding American Arbitration Association arbitration on October 29, 2003. An arbitrator has been selected, and arbitration is scheduled in Houston, Texas during August 2004. In the arbitration, Magnum has counter-claimed for $4,685,000, alleging breach of contract. NATCO disputes the amounts claimed by Magnum, and intends to vigorously pursue its claims while defending against the counterclaim. After NATCO filed its request for arbitration, Petroserv submitted a mediation request under its representation agreement with NATCO, claiming unpaid agency fees on several contracts, including the Magnum contract. No resolution resulted from the mediation, which was held on January 23, 2004. NATCO believes any fees owed to Petroserv under the agency agreement are offset by NATCO's claims against Magnum. NATCO disputes that it owes any fees for the Magnum work or any work obtained in Brazil after the representation agreement terminated in early 2003. It is not presently known what, if any, further action Petroserv will take in this regard.

     NATCO and its subsidiaries are defendants or otherwise involved in a number of other legal proceedings in the ordinary course of their business. While we insure against the risk of these proceedings to the extent deemed prudent by our management, we can offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to our business activities. While we cannot predict the outcome of any legal proceedings with certainty, in the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our authorized common stock consists of 50,000,000 shares of common stock. Prior to January 1, 2002, our common stock was divided into two classes designated as "Class A common stock" and "Class B common stock." On January 1, 2002, all outstanding shares of Class B common stock automatically converted into shares of Class A common stock, and the authorized common stock reverted to a single class designated as "common stock." We had 15,922,661 shares outstanding as of March 10, 2004, held by 82 record holders. The number of record holders of our common stock does not include the stockholders for whom shares are held in a "nominee" or "street" name. We had 5,000,000 shares of preferred stock authorized at March 10, 2004, of which 500,000 shares are designated Series A Junior Participating Preferred Stock and 15,000 shares are designated Series B Convertible Preferred Stock. At that date, there were no Series A preferred shares outstanding and 15,000 Series B preferred shares outstanding, issued to one record holder. Our common stock is traded on the New York Stock Exchange under the ticker symbol NTG.

     The following table sets forth, for the calendar quarters indicated, the high and low sales prices of our common stock reported by the NYSE for each of the years ended December 31, 2003, 2002 and 2001.

                                                                   COMMON STOCK
                                                                  --------------
                                                                   HIGH     LOW
                                                                  ------   -----
    2001
    First Quarter...............................................  $11.50   $8.06
    Second Quarter..............................................   13.74    8.80
    Third Quarter...............................................    9.02    6.82
    Fourth Quarter..............................................    8.20    6.00

    2002
    First Quarter...............................................  $ 8.60   $6.51
    Second Quarter..............................................    9.12    6.80
    Third Quarter...............................................    8.60    5.85
    Fourth Quarter..............................................    7.54    5.85

    2003
    First Quarter...............................................  $ 6.90   $5.24
    Second Quarter..............................................    7.45    5.12
    Third Quarter...............................................    7.24    5.85
    Fourth Quarter..............................................    7.59    5.50

     Pursuant to the terms of our Series B preferred stock, we pay an annual dividend to holders of such stock of 10% of the face value of the stock. We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather intend to retain any future earnings in excess of the preferred stock dividend amount for use in the business. Our credit facility restricts our ability to pay dividends and other distributions.

     In March 2003, we issued 15,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Shares") and warrants to purchase 248,800 shares of our common stock, to Lime Rock Partners II, L.P., a private investment fund, for an aggregate purchase price of $15.0 million. Approximately $99,000 of the aggregate purchase price was allocated to the warrants. Proceeds from the issuance of these securities, net of related estimated issuance costs of approximately $800,000, were used to reduce our outstanding revolving debt balances and for other general corporate purposes. These securities were issued in a private offering to a single purchaser and were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Series B Preferred Shares and warrant are convertible into, or exercisable for, shares of our common stock. The terms of conversion and exercise are disclosed in Note 3, Capital Stock, Redeemable Convertible Preferred Stock and Equity, to the Notes to our consolidated financials statements included in Item 8 of this document.

ITEM 6.  SELECTED FINANCIAL DATA

     The following summary consolidated historical financial information for the periods and the dates indicated should be read in conjunction with our consolidated historical financial statements.

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                2003       2002       2001       2000       1999
                                              --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:
  Revenues................................    $281,462   $289,539   $286,582   $224,552   $169,948
  Cost of goods sold......................     215,459    219,354    210,512    162,757    127,609
                                              --------   --------   --------   --------   --------
  Gross profit............................      66,003     70,185     76,070     61,795     42,339
  Selling, general and administrative
     expense..............................      51,476     53,947     51,471     39,443     32,437
  Depreciation and amortization expense...       5,069      4,958      8,143      5,111      4,681
  Closure and other.......................       2,105        548      1,600      1,528         --
  Interest expense........................       4,085      4,527      4,941      1,588      3,256
  Interest cost on postretirement benefit
     liability............................         837        471        888      1,287      1,048
  Revaluation gain on post-retirement
     benefit liability....................          --         --         --         --     (1,016)
  Interest income.........................        (190)      (248)      (660)      (181)      (256)
  Other expense, net......................       1,211        400        429         13         --
                                              --------   --------   --------   --------   --------
  Income before income taxes and
     cumulative effect of change in
     accounting principle.................       1,410      5,582      9,258     13,006      2,189
  Income tax provision....................       1,243      1,705      3,895      5,345      1,548
                                              --------   --------   --------   --------   --------
  Income before cumulative effect of
     change in accounting principle.......         167      3,877      5,363      7,661        641
  Cumulative effect of change in
     accounting principle, net of income
     tax(1)...............................          34         --         --        (10)        --
  Preferred stock dividends...............       1,152         --         --         --         --
                                              --------   --------   --------   --------   --------
  Net income (loss) available to common
     stockholders.........................    $ (1,019)  $  3,877   $  5,363   $  7,671   $    641
                                              ========   ========   ========   ========   ========
  Basic earnings per share available to
     common stockholders before cumulative
     effect of a change in accounting
     principle............................    $  (0.06)  $   0.25   $   0.34   $   0.52   $   0.07
  Diluted earnings per share available to
     common stockholders before cumulative
     effect of change in accounting
     principle............................    $  (0.06)  $   0.24   $   0.34   $   0.51   $   0.06
Balance Sheet Data (at the end of the
  period)
  Total assets............................    $237,728   $231,595   $232,751   $153,126   $106,830
  Stockholders' equity....................    $ 92,476   $ 91,852   $ 88,930   $ 86,179   $ 28,514
  Series B preferred stock, net...........    $ 14,101   $     --   $     --   $     --   $     --
  Long-term debt, excluding current
     installments.........................    $ 38,003   $ 45,257   $ 51,568   $ 14,959   $ 31,180
  Postretirement and other long-term
     obligations..........................    $ 12,771   $ 12,718   $ 14,107   $ 14,589   $ 15,853

---------------

(1) We recorded the cumulative effect of a change in accounting principles associated with the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." See Note 13, Change in Accounting Principle in the accompanying Notes to Consolidated Financial Statements.

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

     We report three separate business segments: North American Operations, Engineered Systems and Automation and Control Systems.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a "Forward-Looking Statement"). The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify Forward-Looking Statements. Forward-Looking Statements in this document include, but are not limited to, discussions of accounting policies and estimates, indicated trends in the level of oil and gas exploration and production and the effect of such conditions on our results of operations (see "--Industry and Business Environment"), future uses of and requirements for financial resources (see "--Liquidity and Capital Resources"), and anticipated backlog levels for 2004. Our expectations about our business outlook, customer spending, oil and gas prices and the business environment for the industry, in general, and us, in particular, are only our expectations regarding these matters. Actual results may differ materially from those in the Forward-Looking Statements herein for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of OPEC, conflict in major petroleum producing or consuming regions, acts of terrorism, the development of technology which could lower overall finding and development costs, weather patterns and the overall condition of capital markets for countries in which we operate.

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

     Revenue Recognition: Percentage-of-Completion Method. We recognize revenues from significant contracts (contracts greater than $250,000 and longer than four months in duration) and certain automation and controls contracts and orders on the percentage of completion method of accounting. Earned revenue is based on the percentage that costs incurred to date relate to total estimated costs of the project, after giving effect to the most recent estimates of total cost. The timing of costs incurred, and therefore recognition of revenue, could be affected by various internal or external factors including, but not limited to: changes in project scope (change orders), changes in productivity, scheduling, the cost and availability of labor, the cost and availability of raw materials, the weather, client delays in providing approvals at benchmark stages of the project and the timing of deliveries from third-party providers of key components. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed claims and change order revenues, if applicable. Losses expected to be incurred on the jobs in progress, after consideration of estimated probable minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Claims for additional contract revenue are recognized if it is probable that the claim will result in additional revenue and the amount can be reliably estimated. We generally recognize revenue and earnings to which the percentage-of-completion method applies over a period of two to six or more quarters. In the event a project is terminated by our customer before completion, our customer is liable for costs incurred under the contract. We believe that our operating results should be evaluated over a term of several years to evaluate our performance under long-term contracts, after all change orders, scope changes and cost recoveries have been negotiated and realized. We record revenues and profits on all other sales as shipments are made or services are performed.

     Impairment Testing: Goodwill. As required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we evaluate goodwill annually for impairment by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required by SFAS No. 142, we identify separate reportable units for purposes of this evaluation. In determining carrying value, we segregate assets and liabilities that, to the extent possible, are clearly identifiable by specific reportable unit. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reportable unit, are allocated in accordance with the standard. Fair value is determined by discounting projected future cash flows at our cost of capital rate, as calculated. The fair value is then compared to the carrying value of the reportable unit to determine whether or not impairment has occurred at the reportable unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit's assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, we would record an impairment charge for that amount. Net goodwill was $80.1 million at December 31, 2003. We tested goodwill for impairment as required by SFAS No. 142 at December 31, 2003, and we did not record an impairment charge as a result of this testing.

     Deferred Income Tax Assets: Valuation Allowance. We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires us to provide a valuation allowance for any net deferred income tax assets that we believe will not be utilized through future operations. For the most recent fiscal years, our Canadian subsidiary has recorded net losses, as consolidated, partially due to certain restructuring efforts undertaken in late 2002 and early 2003, and the impact of certain foreign currency transactions. As a result of these losses, we recorded a $349,000 valuation allowance at December 31, 2003 to fully reserve for the net deferred tax asset at this subsidiary. We have a $258,000 valuation allowance related to the realizability of certain net operating losses related to Axsia, and another $152,000 related to other foreign operations. Based upon the level of historical taxable income and projected future taxable income over the periods to which our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003. However, the amount of the deferred tax asset considered realizable, and thus the amount of these valuation allowances, could change if future taxable income differs from our projections.

ACQUISITIONS

     In November 1998, we acquired all the outstanding common stock of The Cynara Company ("Cynara"), a designer and manufacturer of specialized production equipment utilizing membrane technology to separate bulk carbon dioxide from natural gas streams, for approximately $15.5 million, 500,000 shares of our then outstanding Class B Common Stock and the right to receive additional shares of common stock based upon the financial performance of the Cynara assets. Ultimately, we issued 752,501 additional shares, as Class B Common Stock to former Cynara stockholders under this provision. All Class B Common Stock automatically converted to common stock, on a share-for-share basis, on January 1, 2002.

     In March 2001, we acquired all the outstanding share capital of Axsia Holdings Limited, a privately held process and design company based in the United Kingdom, for approximately $42.8 million, net of cash acquired. Axsia specializes in the design and supply of equipment for water re-injection systems for oil and gas fields, oily water treatment, oil separation, hydrogen production and other oil and gas processing equipment systems. This acquisition was financed with borrowings under our 2001 term loan and revolving credit facility.

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

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                        2003     2002     2001     2000     1999
                                                       ------   ------   ------   ------   ------
    Average price of crude oil per barrel in the
      U.S. ........................................    $27.56   $22.51   $21.86   $26.72   $15.56
    Average wellhead price of natural gas per mcf
      in the U.S. .................................    $ 4.97   $ 2.95   $ 4.12   $ 3.69   $ 2.19
    Average U.S. rig count.........................     1,030      830    1,156      918      625

     At December 31, 2003, the spot price of West Texas Intermediate crude oil was $32.51 per barrel, the price of natural gas was $5.96 per mcf, and the U.S. rig count was 1,114. At February 27, 2004, the spot price of West Texas Intermediate crude oil was $36.08 per barrel, the price of Henry Hub natural gas was $5.27 per mcf, as per the New York Mercantile Exchange, and the U.S. rig count was 1,134, per Baker Hughes Incorporated. These spot prices reflect the overall volatility of oil and gas commodity prices in the current and recent years. Historically, we have viewed operating rig counts as a benchmark of spending in the oil and gas industry for exploration and development efforts. Our traditional equipment sales and services business generally correlates to changes in rig activity, but tends to lag behind the North American rig count trend. From a longer-term perspective, the U.S. Department of Energy estimates that U.S. demand for and consumption of petroleum and natural gas products will increase through 2025, with higher consumption rates expected worldwide, driven by demand for refined products and the use of natural gas to power plants that generate electricity. As demand grows and reserves in the United States decline, producers and service providers in the oil and gas industry may continue to rely more heavily on global sources of energy and expansion into new markets. The industry continues to seek more innovative and technologically efficient means to extract hydrocarbons from existing fields, as production profiles change. As a result, additional and more complex equipment may be required to produce oil and gas from these fields, especially since many new oil and gas fields produce lower quality or contaminated hydrocarbon streams, requiring more complex production equipment. In general, these trends should increase the demand for our products and services.

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

     During the fourth quarter of 2002 and throughout 2003, we streamlined certain of our operations to decrease excess capacity and be more responsive to current market trends, including the closure and consolidation of manufacturing facilities in Edmonton, Alberta, Canada, and Covington, Louisiana. Furthermore, we reallocated certain internal resources, consolidated certain Engineered Systems operations in the U.K., and closed an Engineered Systems business development office in Singapore.

     In December 2003, we placed into service an expansion of our gas-processing facilities at Sacroc. This expansion will increase our operating capacity at this facility from 180 mmcf per day to 367 mmcf per day. Our operating agreement for this facility provides for daily processing minimums, and we project that this operation will contribute significantly to earnings and cash flows for 2004 compared to 2003. Therefore, we expect a larger percentage of our revenues and margins in 2004, compared to 2003, to be attributable to our CO(2) gas-processing business, a component of our North American Operations segment.

     The following discussion of our historical results of operations and financial condition should be read in conjunction with our audited consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  2003        2002        2001
                                                                ---------   ---------   ---------
                                                                         (IN THOUSANDS)
Statement of Operations Data:
  Revenues..................................................    $281,462    $289,539    $286,582
  Cost of goods sold........................................     215,459     219,354     210,512
                                                                --------    --------    --------
  Gross profit..............................................      66,003      70,185      76,070
  Selling, general and administrative expense...............      51,476      53,947      51,471
  Depreciation and amortization expense.....................       5,069       4,958       8,143
  Closure and other.........................................       2,105         548       1,600
  Interest expense..........................................       4,085       4,527       4,941
  Interest cost on postretirement benefit liability.........         837         471         888
  Interest income...........................................        (190)       (248)       (660)
  Other expense, net........................................       1,211         400         429
                                                                --------    --------    --------
  Income from continuing operations before income taxes and
     change in accounting principle.........................       1,410       5,582       9,258

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  2003        2002        2001
                                                                ---------   ---------   ---------
                                                                         (IN THOUSANDS)
  Provision for income taxes................................       1,243       1,705       3,895
                                                                --------    --------    --------
  Income before cumulative effect of change in accounting
     principle..............................................         167       3,877       5,363
  Cumulative effect of change in accounting principle (net
     of income tax benefit of $18 in 2003)..................          34          --          --
                                                                --------    --------    --------
  Net income................................................    $    133    $  3,877    $  5,363
  Preferred stock dividends.................................      (1,152)         --          --
                                                                --------    --------    --------
  Net income (loss) available to common stockholders........      (1,019)      3,877       5,363
                                                                ========    ========    ========

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Revenues. Revenues for the year ended December 31, 2003 decreased $8.1 million, or 3%, to $281.5 million, from $289.5 million for the year ended December 31, 2002. The overall decline in revenues was primarily attributable to a slower than expected recovery in the oil and gas industry, following a downturn in 2001, and the cyclical nature of the industry. The following table summarizes revenues by business segment for the years ended December 31, 2003 and 2002, respectively:

                                                      FOR THE YEAR ENDED
                                                         DECEMBER 31,              CHANGE
                                                      -------------------   --------------------
REVENUES:                                               2003       2002     DOLLARS   PERCENTAGE
---------                                             --------   --------   -------   ----------
                                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
North American Operations.........................    $132,670   $137,374   $(4,704)      (3)%
Engineered Systems................................      98,280    107,041    (8,761)      (8)
Automation and Control Systems....................      56,679     52,142     4,537        9
Corporate and Inter-segment Eliminations..........      (6,167)    (7,018)      851      (12)
                                                      --------   --------   -------
  Total...........................................    $281,462   $289,539   $(8,077)      (3)%
                                                      ========   ========   =======

     Revenues from our North American Operations segment for the year ended December 31, 2003 decreased $4.7 million, or 3%, to $132.7 million from $137.4 million for the year ended December 31, 2002. This decrease was related primarily to a decline in the number of traditional equipment projects in progress in 2003 compared to 2002, and a decline in revenues contributed by our operations in Mexico and membrane replacement sales for the respective periods. These declines were partially offset by higher parts and service sales, as well as an increase in revenues derived from our CO(2) gas-processing business. The increase in parts and service sales was directly attributable to an increase in oilfield activity in 2003 compared to 2002, as the average U.S. rotary rig count increased from 830 for the year ended December 31, 2002 to 1,030 for the year ended December 31, 2003. Revenues from our Canadian operations increased during 2003 due to several large projects that were completed during the year. Canadian rotary rig counts increased from an average of 263 for the year ended December 31, 2002 to 372 for the year ended December 31, 2003. Inter-segment revenues for this business segment were approximately $1.4 million and $917,000 for the years ended December 31, 2003 and 2002, respectively.

     Revenues from our Engineered Systems segment for the year ended December 31, 2003 decreased $8.8 million, or 8%, to $98.3 million from $107.0 million for the year ended December 31, 2002. This decrease was primarily due to a decline in the number of large international production system jobs in 2003 relative to 2002, partially due to project delays and increased competition. Engineered Systems revenues of $98.3 million for the year ended December 31, 2003 included inter-segment revenues of $784,000, compared to $1.8 million of inter-segment revenues for the year ended December 31, 2002.

     Revenues from our Automation and Control Systems segment for the year ended December 31, 2003 increased $4.5 million, or 9%, to $56.7 million from $52.1 million for the year ended December 31, 2002. The increase was primarily related to a general increase in the number of jobs in progress during 2003 compared to

2002, and the completion of several larger projects in 2003. Inter-segment revenues decreased from $4.3 million for the year ended December 31, 2002 to $4.0 million for the year ended December 31, 2003.

     The change in revenues for corporate and inter-segment eliminations represents the elimination of inter-segment revenues discussed above.

     Gross Profit. Gross profit for the year ended December 31, 2003 decreased $4.2 million, or 6%, to $66.0 million from $70.2 million for the year ended December 31, 2002. As a percentage of revenue, gross margins declined from 24% for the year ended December 31, 2002 to 23% for the year ended December 31, 2003, largely due to the decline in margins associated with our North American Operations business and an overall decline in sales for the respective periods. The following table summarizes gross profit by business segment for the years ended December 31, 2003 and 2002, respectively:

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,              CHANGE
                                                           -------------------   --------------------
    GROSS PROFIT:                                            2003       2002     DOLLARS   PERCENTAGE
    -------------                                          --------   --------   -------   ----------
                                                               (IN THOUSANDS, EXCEPT PERCENTAGES)
    North American Operations..........................    $33,775    $37,583    $(3,808)    (10)%
    Engineered Systems.................................     22,525     23,213       (688)     (3)
    Automation and Control Systems.....................      9,703      9,389        314       3
                                                           -------    -------    -------
      Total............................................    $66,003    $70,185    $(4,182)     (6)%
                                                           =======    =======    =======

     Gross profit from our North American Operations segment for the year ended December 31, 2003 decreased $3.8 million, or 10%, to $33.8 million from $37.6 million for the year ended December 31, 2002. This decrease in gross profit was primarily due to a 3% decline in sales for the segment for the respective period, including a decline in more favorable margin sales related to our Latin American operations and our membrane replacement sales, as several higher margin membrane sales were completed in 2002. As a percentage of revenue, gross margins for the segment were 25% and 27% for the years ended December 31, 2003 and 2002, respectively.

     Gross profit from our Engineered Systems segment for the year ended December 31, 2003 decreased $688,000, or 3%, to $22.5 million from $23.2 million for the year ended December 31, 2002. This decline in gross profit was primarily related to an 8% decline in sales, partially offset by improved overall performance. As a percentage of revenue, gross margins for this segment were 23% and 22% for the years ended December 31, 2003 and 2002, respectively.

     Gross profit from our Automation and Control Systems segment for the years ended December 31, 2003 and 2002 increased $314,000, or 3%, to $9.7 million from $9.4 million. This increase was primarily due to a 9% increase in sales for the segment for the respective period, partially offset by an unfavorable mix of projects in 2003 and increased competition for jobs in the Gulf of Mexico. As a percentage of revenue, gross margins for this segment were 17% and 18% for the years ended December 31, 2003 and 2002, respectively.

     Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2003 decreased $2.5 million, or 5%, to $51.5 million from $53.9 million for the year ended December 31, 2002. This decrease was largely due to a decline in variable compensation based on operating results and the impact of restructuring activities in Canada during the fourth quarter of 2002 and other restructuring efforts in the U.S. and U.K. during the last six months of 2003. These expense decreases were partially offset by higher employee medical costs, workers' compensation insurance claim costs, higher professional fees and other corporate insurance policies. Overall headcount declined from 1,700 employees at December 31, 2002 to 1,664 employees at December 31, 2003.

     Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2003 increased $111,000, or 2%, to $5.1 million from $5.0 million for the year ended December 31, 2002. The increase in depreciation expense relates to the Sacroc gas processing facility expansions. Amortization expense was approximately $100,000 for the years ended December 31, 2003 and 2002, and related primarily to patents and other intangible assets.

     Closure and Other. Closure and other charges for the year ended December 31, 2003 of $2.1 million related to certain restructuring activities in the third quarter of 2003 including the closure of a manufacturing facility in Covington, Louisiana, the consolidation of operations in the U.K., and post-employment benefits for terminated employees at these locations and at our corporate office. In addition, costs were incurred related to the closure of our Singapore marketing office in the fourth quarter of 2003, including certain lease termination costs and post-employment benefits for terminated employees. During the year ended December 31, 2002, we incurred costs of $548,000 related to the closure of a manufacturing and engineering facility in Edmonton, Alberta, Canada. Costs included the involuntary termination of certain employees, relocation of equipment and certain personnel and the modification of related operating lease arrangements. At December 31, 2002, our remaining accrued liability related to this Canadian restructuring effort was $304,000, and we incurred additional relocation and shop moving costs totaling $230,000 during 2003.

     Interest Expense. Interest expense for the year ended December 31, 2003 decreased $442,000, or 10%, to $4.1 million from $4.5 million for the year ended December 31, 2002. This decrease was due to a decline in outstanding debt from $52.4 million at December 31, 2002 to $43.6 million at December 31, 2003. The weighted average interest rate of our outstanding borrowings was approximately 4% for the years ended December 31, 2003 and 2002.

     Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement benefit liability increased $366,000, or 78%, from $471,000 for the year ended December 31, 2002 to $837,000 for the year ended December 31, 2003. This increase in interest cost was due to a decrease in the discount rate used to actuarially determine the present value of our postretirement obligation under this arrangement, consistent with a general decline in interest rates in recent years.

     Other Expense, net. Other expense, net of $1.2 million for the year ended December 31, 2003, increased $811,000, or 203%, compared to the year ended December 31, 2002. The change related primarily to net foreign currency losses incurred through our operations in the United Kingdom and Canada, due to a significant devaluation of the U.S. dollar relative to these foreign currencies during the year ended December 31, 2003.

     Provision for Income Taxes. Income tax expense for the year ended December 31, 2003 decreased $462,000, or 27%, to $1.2 million from $1.7 million for the year ended December 31, 2002. This decline in income tax expense was primarily due to a decrease in income before income taxes, which was $5.6 million for the year ended December 31, 2002, compared to $1.4 million for the year ended December 31, 2003. The increase in the effective tax rate from 30.5% for the year ended December 31, 2002 to 90.2% for the year ended December 31, 2003, was due primarily to the decline in pre-tax income, as permanent tax differences represented a greater portion of total taxable income, and a valuation allowance recorded as of December 31, 2003, to reserve for certain deferred tax assets related to our Canadian operations.

     Preferred Stock Dividends. We recorded preferred stock dividends totaling $1.2 million for the year ended December 31, 2003 related to our Series B Convertible Preferred Stock, issued to a private investment fund in March 2003.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Revenues. Revenues for the year ended December 31, 2002 increased $3.0 million, or 1%, to $289.5 million, from $286.6 million for the year ended December 31, 2001. The following table summarizes revenues by business segment for the years ended December 31, 2002 and 2001, respectively:

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,              CHANGE
                                                         -------------------   --------------------
    REVENUES:                                              2002       2001     DOLLARS   PERCENTAGE
    ---------                                            --------   --------   -------   ----------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
    North American Operations........................    $137,374   $145,147   $(7,773)     (5)%
    Engineered Systems...............................     107,041     99,021     8,020       8
    Automation and Control Systems...................      52,142     47,693     4,449       9
    Corporate and Inter-segment Eliminations.........      (7,018)    (5,279)   (1,739)    (33)
                                                         --------   --------   -------
      Total..........................................    $289,539   $286,582   $ 2,957       1 %
                                                         ========   ========   =======

     Revenues from our North American Operations segment for the year ended December 31, 2002 decreased $7.8 million, or 5%, to $137.4 million from $145.1 million for the year ended December 31, 2001. This decrease was directly related to a decline in oilfield activity throughout 2002. The average North American rotary rig count declined from 1,497 for the year ended December 31, 2001 to 1,093 for the year ended December 31, 2002. Although revenues for our traditional equipment and finished goods declined, results for our Latin American operations and CO2 gas-processing operations and field services improved during 2002 relative to 2001. Revenues from our Canadian operations decreased as Canadian rotary rig counts continued to decline from an average of 341 for the year ended December 31, 2001 to an average of 263 for the year ended December 31, 2002. Inter-segment revenues for this business segment were approximately $917,000 and $781,000 for the years ended December 31, 2002 and 2001, respectively.

     Revenues from our Engineered Systems segment for the year ended December 31, 2002 increased $8.0 million, or 8%, to $107.0 million from $99.0 million for the year ended December 31, 2001. This increase was primarily due to several large projects, primarily in West Africa, that provided revenues of approximately $31.0 million during 2002, offset by a decline in revenues from our U.K.-based operations and a decline in revenues earned in Southeast Asia, with the substantial completion of the CTOC project in late 2001. Engineered systems revenues of $107.0 million for the year ended December 31, 2002 included inter-segment revenues of $1.8 million, as compared to $748,000 of inter-segment revenues for the year ended December 31, 2001.

     Revenues from our Automation and Control Systems segment for the year ended December 31, 2002 increased $4.4 million, or 9%, to $52.1 million from $47.7 million for the year ended December 31, 2001. The increase was due to higher demand for our control equipment and field services, partially associated with repair projects in the Gulf of Mexico following several tropical weather systems in 2002. Inter-segment revenues increased from $3.8 million for the year ended December 31, 2001 to $4.3 million for the year ended December 31, 2002.

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

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,              CHANGE
                                                           -------------------   --------------------
    GROSS PROFIT:                                            2002       2001     DOLLARS   PERCENTAGE
    -------------                                          --------   --------   -------   ----------
                                                               (IN THOUSANDS, EXCEPT PERCENTAGES)
    North American Operations..........................    $37,583    $35,475    $ 2,108       6 %
    Engineered Systems.................................     23,213     31,221     (8,008)    (26)
    Automation and Control Systems.....................      9,389      9,374         15      --
                                                           -------    -------    -------
      Total............................................    $70,185    $76,070    $(5,885)     (8)%
                                                           =======    =======    =======

     Gross profit from our North American Operations segment for the year ended December 31, 2002 increased $2.1 million, or 6%, to $37.6 million from $35.5 million for the year ended December 31, 2001. This increase in margin was primarily due to the contribution of our Latin American operations and our CO(2) gas-processing operations and field services, reflecting increased throughput from the expansion at our Sacroc facility. As a percentage of revenue, gross margins for the segment were 27% and 24% for the years ended December 31, 2002 and 2001, respectively.

     Gross profit from our Engineered Systems segment for the year ended December 31, 2002 decreased $8.0 million, or 26%, to $23.2 million from $31.2 million for the year ended December 31, 2001, despite an 8% increase in revenues. This decline was due to the completion of several high-margin projects during 2001 in Southeast Asia and within our U.K.-based operations, partially offset by new projects for 2002 awarded at more traditional margins. As a percentage of revenue, gross margins for this segment were 22% and 32% for the years ended December 31, 2002 and 2001, respectively.

     Gross profit from our Automation and Control Systems segment for the years ended December 31, 2002 and 2001 remained constant, despite a 9% increase in revenues for the period, primarily due to an increase in labor costs attributable to higher medical benefit costs and an unfavorable mix of labor and materials in 2002 compared to 2001. As a percentage of revenue, gross margins for this segment were 18% and 20% for the years ended December 31, 2002 and 2001, respectively.

     Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2002 increased $2.5 million, or 5%, to $53.9 million from $51.5 million for the year ended December 31, 2001. This increase was largely related to the following factors: one year of operating expenses at Axsia during 2002 compared to nine months during fiscal 2001; additional costs associated with the start-up of the Singapore office in March 2001; costs associated with the start-up of the Mexico marketing office opened in late 2001; and additional costs associated with employee medical claims.

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

     Closure and Other. Closure and other charges for the year ended December 31, 2002 of $548,000 related to the closure of a manufacturing and engineering facility in Edmonton, Alberta, Canada. Costs include the involuntary termination of certain employees, relocation of equipment and certain personnel and the modification of related operating lease arrangements. At December 31, 2002, our remaining accrued liability related to this restructuring was $304,000, and we expect to incur additional relocation and shop moving costs, which will expensed as incurred through the second quarter of 2003. During the year ended December 31, 2001, we incurred a charge totaling $920,000 related to certain restructuring costs to streamline activities and consolidate offices in connection with the acquisition of Axsia in March 2001, and an additional $680,000 related to our decision to withdraw a private debt offering.

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

     Other Expense, net. Other expense, net of $400,000 for the year ended December 31, 2002, declined $29,000, or 7%, compared to the year ended December 31, 2001. The change relates primarily to foreign currency gains and losses incurred through our operations in the United Kingdom and Canada.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2004, we had cash and working capital of $2.0 million and $34.6 million, respectively. As of December 31, 2003, we had cash and working capital of $1.8 million and $34.6 million, respectively, as compared to $1.7 million and $36.3 million at December 31, 2002, respectively. The decline in working capital is primarily due to the change in current maturities of long-term debt related to our term loan and revolving credit facility. The revolving credit facility portion of this loan was to mature on March 31, 2004. Effective March 15, 2004, we replaced this facility with a new term loan and revolving credit facility that matures on March 15, 2007, as described in more detail below.

     Net cash provided by operating activities for the years ended December 31, 2003, 2002 and 2001 was $12.6 million, $10.5 million and $19.9 million, respectively. The increase in net cash provided by operating activities for fiscal 2003 was primarily due to a decline in accounts receivable due to increased collection efforts, and an increase in customer advance payments, partially offset by lower net income and a decline in accrued liabilities. The timing of accounts receivable billings or collections and the receipt of advance payments depends upon agreed project benchmarks for jobs accounted for under the percentage of completion method of accounting, and tends to fluctuate between reporting periods.

     Net cash used in investing activities for the years ended December 31, 2003, 2002 and 2001 was $10.8 million, $5.6 million and $57.7 million, respectively. The primary use of funds for the year ended December 31, 2003 was for capital expenditures of $11.5 million, the majority of which related to the expansion of our Sacroc gas-processing facility, placed in service in December 2003. This cost was partially offset by the proceeds from the sale of a building in the U.K. The primary use of funds for the year ended December 31, 2002 was for capital expenditures of $5.3 million, largely related to the expansion at Sacroc. The primary use of funds for the year ended December 31, 2001 was for the acquisition of Axsia, which required the use of $48.3 million, and capital expenditures of $10.0 million, which included the purchase of a manufacturing facility in Magnolia, Texas, expansion of and improvement to our facilities in New Iberia, Louisiana, and improvements to our Sacroc plant. Funds for the Axsia acquisition were borrowed under a $50.0 million term loan facility. Capital expenditures for fiscal 2001 were financed with borrowings under our revolving credit facility and cash generated from current operations.

     Net cash provided by (used in) financing activities for the years ended December 31, 2003, 2002 and 2001 was ($1.8) million, ($6.2) million and $40.5 million, respectively. The primary use of funds for financing activities for the year ended December 31, 2003 was the repayment of long-term debt and revolving credit debt of $7.1 million and $2.1 million, respectively, as well as $1.6 million of net benefit costs under a postretirement benefit plan and $4.0 million of bank overdraft reductions. These uses of cash for financing activities were largely offset by gross proceeds of $15.0 million less issuance costs and fair value allocable to related stock warrants, or a net of $14.1 million, from the issuance of our Series B Convertible Preferred Stock, less dividends paid on those shares of $1.2 million. The primary use of funds for the year ended December 31, 2002 was the repayment of long-term debt of $7.1 million and benefit payments under our postretirement benefit plan of $1.9 million, partially offset by long-term borrowings of $1.5 million and a $1.9 million increase in bank overdrafts. Proceeds from the issuance of our Series B Convertible Preferred Stock were used for working capital needs and to fund expansion of the Sacroc facility. The primary source of funds for financing activities during the year ended December 31, 2001, was borrowings of $50.0 million under the term loan facility, partially offset by principal repayments of $5.3 million under the term loan facility, net repayments of $747,000 under the revolving credit facilities, payments on postretirement benefit liability of $1.8 million and repayment of short-term notes of $1.0 million.

     We maintain revolving credit and term loan facilities, as well as a working capital facility for export sales. Our prior term loan, in effect during 2003, provided an initial $50.0 million of borrowings and the revolving credit facilities provide for up to $30.0 million of borrowings in the United States, up to $10.0 million of borrowings in Canada and up to $10.0 million of borrowings in the United Kingdom, subject to borrowing base limitations. The term loan was to mature on March 31, 2006, and each of the revolving facilities was to mature on March 31, 2004. These facilities were entered into in 2001, and we refer to these facilities as the 2001 facilities.

     On March 15, 2004, we replaced our 2001 term loan and revolving credit facilities with a term loan and revolving credit arrangement that provides for a term loan of $45.0 million, a U.S. revolving facility with a borrowing capacity of $20.0 million, a Canadian revolving facility with a borrowing capacity of $5.0 million, and a U.K. revolving credit facility with a borrowing capacity of $10.0 million. All of the borrowing capacities under the revolving credit facilities are subject to borrowing base limitations.

     The 2004 term loan and revolving facilities provide for interest at a rate based upon the ratio of funded debt to EBITDA, as defined in the credit facility ("EBITDA"), and ranging from, at our election, (1) a high of LIBOR plus 2.75% to a low of LIBOR plus 2.00% or, (2) a high of a base rate plus 1.75% to a low of a base rate plus 1.00%. NATCO will pay commitment fees related to this facility, based upon the ratio of Funded Debt to EBITDA, on the undrawn portion of the facility.

     The 2004 term loan and revolving facilities require quarterly payments of $1.6 million, beginning in June 2004, and mature on March 15, 2007. We intend to borrow funds under the 2004 term loan and revolving credit facilities to retire debt outstanding under the 2001 term loan and revolving credit facilities as of March 15, 2004.

     At December 31, 2003, we had borrowings outstanding under the term loan facility of $30.8 million and borrowings of $10.9 million outstanding under the revolving credit facilities and had issued $19.8 million in outstanding letters of credit under these facilities. Amounts borrowed under the term loan portion of the 2001 facility bore interest at a rate of 3.91% per annum. Amounts borrowed under the revolving portion of the 2001 facility bore interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility ("EBITDA"), and ranged from, at our election, (1) a high of LIBOR plus 2.50% to a low of LIBOR plus 1.75% or (2) a high of a base rate plus 1.0% to a low of a base rate plus 0.25%.

     Under the 2001 facilities, we were required to pay commitment fees of 0.30% to 0.625% per year, depending upon the ratio of Funded Debt to EBITDA, on the undrawn portion of the facility. As of December 31, 2003, our commitment fees were calculated at a rate of 0.625%.

     In July 2002, our lenders approved the amendment of various provisions of the 2001 term loan and revolving credit facility agreement, effective April 1, 2002. This amendment revised certain restrictive debt covenants, modified certain defined terms, allowed for future capital investment in our Sacroc CO(2) processing facility in West Texas, facilitates the issuance of $7.5 million of subordinated debt, increased the aggregate amount of operating lease expense allowed during a fiscal year and permitted an increase in borrowings under the export sales credit facility, without further consent, up to a maximum of $20.0 million. These modifications resulted in higher commitment fee percentages and interest rates than in the original agreements, based on the Funded Debt to EBITDA ratio, as defined in the underlying agreement, as amended.

     In July 2003, our lenders approved an amendment of the 2001 term loan and revolving credit facilities, effective April 1, 2003. The amendment modified several restrictive covenant terms, including the Fixed Charge Coverage Ratio and Funded Debt to EBITDA Ratio, each as defined in the agreement.

     Under our 2001 term loan and revolving credit facilities agreement, certain of our debt covenants became more restrictive during the fourth quarter of 2003. In December 2003, the Company obtained a waiver to certain debt covenants including those related to net worth, funded debt to EBITDA and fixed charge coverage ratio through March 31, 2004, subject to meeting a minimum EBITDA threshold. The Company met this threshold requirement as of December 31, 2003, and was in compliance with all covenant requirements, as amended, as of that date. The weighted average interest rate of our borrowings under the 2001 term loan and revolving credit agreement on December 31, 2003 was 4.16%.

     We and our operating subsidiaries guarantee our 2004 term loan and revolving credit facilities, which are secured by a first lien or first priority security interest in or pledge of substantially all of the assets of the borrowers, including accounts receivable, inventory, equipment, intangibles, equity interests in U.S. subsidiaries and 66 1/3% of the equity interest in active, non-U.S. subsidiaries. Our assets and those of our active U.S. subsidiaries secure the U.S., Canadian and U.K. facilities, assets of our Canadian subsidiary also secure the Canadian facility and assets of our U.K. subsidiaries also secure the U.K. facility. The U.S. facility is guaranteed by each of our U.S. subsidiaries, while the Canadian and U.K. facilities are guaranteed by us, each of our U.S. subsidiaries and the Canadian subsidiary or the U.K. subsidiaries, as applicable.

     The 2004 term loan and revolving credit facilities contain restrictive covenants similar to those contained in the 2001 facilities, including, among others, those that limit the amount of funded debt to EBITDA (as defined in the 2004 facilities), impose a minimum fixed charge coverage ratio, a minimum asset coverage ratio and a minimum net worth requirement. These facilities also restrict payment of dividends by us, other than those with respect to the Series B Preferred Shares.

     The export sales credit facility provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, of which $700,000 was outstanding as of December 31, 2003. In addition, we had issued letters of credit totaling $69,000 under the export facility as of that date. Fees related to these letters of credit at December 31, 2003, were approximately 1% of the outstanding balance. The export sales credit facility is secured by specific project inventory and receivables and is partially guaranteed by the Export-Import Bank of the United States. The export sales credit facility loans mature in July 2004.

     We borrowed $1.5 million under a long-term promissory note arrangement to finance the purchase of a manufacturing facility in Magnolia, Texas in the fourth quarter of 2001. This note accrues interest at the 90-day LIBOR plus 3.25% per annum, and requires quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002. This promissory note is collateralized by our manufacturing facility in Magnolia, Texas.

     We had unsecured letters of credit and bonds totaling $584,000 and performance guarantees totaling $7.9 million at December 31, 2003.

COMMITMENTS AND CONTINGENCIES

     The following table summarizes our known contractual obligations as of December 31, 2003.

                                                                  PAYMENTS DUE BY PERIOD
                                                  -------------------------------------------------------
                                                            LESS THAN                           MORE THAN
    CONTRACTUAL OBLIGATIONS                        TOTAL     1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS
    -----------------------                       -------   ---------   ---------   ---------   ---------
                                                                      (IN THOUSANDS)
    Long-Term Obligations.....................    $43,620    $18,677     $23,942     $1,001          --
    Capital (Finance) Lease Obligations(1)....         --         --          --         --          --
    Operating Lease Obligations...............     13,824      3,743       3,079      1,914       5,088
    Purchase Obligations(2)...................      8,203      8,203          --         --          --
    Other Long-Term Liabilities(3)............     11,787      1,768       3,536      3,536       2,947
                                                  -------    -------     -------     ------      ------
      Total...................................    $77,434    $32,391     $30,557     $6,451      $8,035
                                                  =======    =======     =======     ======      ======

---------------

(1) We have no capital lease arrangements as of December 31, 2003.

(2) Purchase obligations were pursuant to material and equipment purchase orders placed in 2003, with delivery and billing scheduled in 2004. Approximately $5.8 million of this balance related to one purchase order. No significant purchase commitments extended beyond one year.

(3) Other long-term liabilities represent our postretirement benefit obligation as of December 31, 2003. Benefit payments associated with the obligation were estimated based upon actual experience for the year ended December 31, 2003. Changes in actuarial assumptions or medical trend rates in subsequent years could cause our liability under this postretirement benefit plan to change.

     We have no special purpose entities or unconsolidated affiliates or partnerships.

     On March 25, 2003, we issued 15,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Shares") and warrants to purchase 248,800 shares of our common stock, to Lime Rock Partners II, L.P., a private investment fund, for an aggregate sale price of $15.0 million. Approximately $99,000 of the aggregate sale price was allocated to the warrants. Proceeds from the issuance of these securities, net of related estimated issuance costs of approximately $800,000, were used to reduce our outstanding revolving debt balances and for other general corporate purposes.

     Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was paid on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder, into (i) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares) at December 31, 2003, and (ii) a cash payment equal to the amount of dividends on such shares that have accrued since the prior semi-annual dividend payment date. As of December 31, 2003, we had no accrued dividends payable related to the Series B Preferred Shares. During 2003, we paid dividends of $1.2 million to the holders of the Series B Preferred Shares.

     In the event of a change in control, as defined in the certificate of designations for the preferred shares, each holder of the Series B Preferred Shares has the right to convert the Series B Preferred Shares into common stock or to cause us to redeem for cash some or all of the Series B Preferred Shares at an aggregate redemption price equal to the sum of (i) $1,000 (adjusted for stock splits, stock dividends, etc.) multiplied by the number of shares to be redeemed, plus (ii) an amount (not less than zero) equal to the product of $500 (adjusted for stock splits, stock dividends, etc.) multiplied by the aggregate amount of dividends paid in cash since the issuance date, plus any gain on the related stock warrants. If the holder of the Series B Preferred Shares converts upon a change in control occurring on or before March 25, 2006, the holder would also be entitled to receive cash in an amount equal to the dividends that would have accrued through March 25, 2006 less the sum of the aggregate amount of dividends paid in cash through the date of conversion, and the aggregate amount of dividends accrued in prior periods but not yet paid.

     We have the right to redeem the Series B Preferred Shares for cash on or after March 25, 2008, at a redemption price per share equal to the face value of the Series B Preferred Shares plus the amount of dividends that have been accrued but not paid since the most recent semi-annual dividend payment date.

     We adopted SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity," on July 1, 2003. Under SFAS No. 150, the Series B Preferred Shares would be classified as permanent equity. However, due to the cash redemption features upon a change in control as described above, the Series B Preferred Shares do not qualify for permanent equity treatment in accordance with the Emerging Issues Task Force Topic D-98:
"Classification and Measurement of Redeemable Securities," which specifically requires that permanent equity treatment be precluded for any security with redemption features that are not solely within the control of the issuer. Therefore, we have accounted for the Series B Preferred Shares as temporary equity in the accompanying balance sheet, and have not assigned any value to its right to redeem the Series B Preferred Shares on or after March 25, 2008.

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

     The warrants issued to Lime Rock Partners II, L.P. have an exercise price of $10.00 per share of common stock and expire on March 25, 2006. We can force exercise of the warrants if our common stock trades above $13.50 per share for 30 consecutive days. The warrants contain a provision whereby the holder could require us to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The resulting liability, originally recorded at $99,000, was increased to $154,000 as of December 31, 2003, as a result of the change in fair value of the warrants. Similarly, changes in fair value in future periods will be recorded in net income during the period of the change.

     At January 31, 2004, available borrowing capacity under the 2001 term loan and revolving credit agreement and the export sales credit agreement were $19.8 million and $981,000, respectively.

     Although no assurances can be given, we believe that our operating cash flow, supported by our borrowing capacity, will be adequate to fund operations for the next twelve months. Should we decide to pursue acquisition opportunities, the determination of our ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

RELATED PARTY TRANSACTIONS

     We do not own a minority interest in or guarantee obligations for any related party, other than our majority-owned subsidiaries. There are no debt obligations of related parties, for which we have responsibility, excluded from our balance sheet.

     We pay Capricorn Management, G.P., an affiliate company of Capricorn Holdings, Inc., for administrative services, which included office space and parking in Connecticut for our Chief Executive Officer, reception, telephone, computer services and other normal office support relating to that space. Mr. Herbert S. Winokur, Jr., one of our directors, is the Chairman and Chief Executive Officer of Capricorn Holdings, Inc. and the Managing Director of Capricorn Holdings LLC, the general partner of Capricorn Investors II, L.P., a private investment partnership, and directly or indirectly controls approximately 31% of our outstanding common stock. In addition, our Chief Executive Officer, Mr. Gregory, is a non-salaried member of Capricorn Holdings LLC. Capricorn Investors II, L.P. controls approximately 19% of our common stock. Fees paid to Capricorn Management totaled $115,000, $115,000 and $85,000, for the years ended December 31, 2003, 2002 and 2001, respectively. Commencing October 1, 2001, the fee increased to $28,750 quarterly due primarily to an upward adjustment in Capricorn Management's underlying lease for office space; this increase was reviewed and approved by the Audit Committee of our Board of Directors. The arrangement is terminable by either party on 90 days notice.

     Under the terms of an employment agreement in effect prior to 1999, we loaned our Chief Executive Officer $1.2 million in July 1999 to purchase 136,832 shares of common stock. During February 2000, after we completed the initial public offering of our Class A common stock, also pursuant to the terms of that employment agreement, we paid this executive officer a bonus equal to the principal and interest accrued under this note arrangement and recorded compensation expense of $1.3 million. The officer used the proceeds of this settlement, net of tax, to repay us approximately $665,000. In addition, on October 27, 2000, our board of directors agreed to provide a full recourse loan to this executive officer to facilitate the exercise of certain outstanding stock options. The amount of the loan was equal to the cost to exercise the options plus any personal tax burdens that resulted from the exercise. The maturity of these loans was July 31, 2003, and interest accrued at rates ranging from 6% to 7.8% per annum. As of June 30, 2002, these outstanding notes receivable totaled $3.4 million, including principal and accrued interest. Effective July 1, 2002, the notes were reviewed by our board and amended to extend the maturity dates to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the notes balances as of June 30, 2002, including previously accrued interest. As of December 31, 2003, the balance of the notes (principal and accrued interest) due from this officer under these loan arrangements was $3.6 million. These loans to this executive officer, which were made on a full recourse basis in prior periods to facilitate direct ownership of our common stock, are currently subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002.

     As previously agreed in 2001, we loaned an employee who is an executive officer and director $216,000 on April 15, 2002, under a full-recourse note arrangement which accrues interest at 6% per annum and was to mature on July 31, 2003. The funds were used to pay the exercise cost and personal tax burdens associated with stock options exercised during 2001. Effective July 1, 2002, the note was amended to extend the maturity date to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the note balance as of June 30, 2002, including previously accrued interest. As of December 31, 2003, the balance of the note (principal and interest) due from this officer under this loan arrangement was approximately $233,000. This loan to this executive officer, which was made on a full recourse basis in prior periods to facilitate direct ownership of our common stock, is currently subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002.

INFLATION AND CHANGES IN PRICES

     The costs of materials (e.g., steel) for our products rise and fall with their value in the commodity markets. Generally, increases in raw materials and labor costs are passed on to our customers. In late 2003, the cost of steel increased significantly. This cost increase, if sustained, may have an impact on our future operations and increase the cost to produce our goods and services.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides guidance on reporting and accounting for obligations associated with the retirement of long-lived tangible assets and the related retirement costs. This standard was effective for financial statements issued for fiscal years beginning after June 15, 2002. On January 1, 2003, we adopted this pronouncement and recorded a loss of $34,000, net of tax effect, as the cumulative effect of change in accounting principle. In addition, we recorded an asset retirement obligation liability and asset cost of $96,000, associated with an obligation to remove certain leasehold improvements upon termination of lease arrangements, including concrete pads and equipment. We will depreciate the asset cost over the remaining useful life of the related assets.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and standardizes the accounting model to be used for asset dispositions and related implementation issues. This pronouncement became effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted this pronouncement on January 1, 2002, resulting in an immaterial impact on our financial condition and results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modification that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 became effective and was adopted on January 1, 2003, with no material effect on our financial condition or results of operations.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment to FASB Statement No. 123." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods to transition, on a volunteer-basis, to the fair value method of accounting for stock-based employee compensation. Additionally, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain disclosure modifications were required for fiscal years ending after December 15, 2002, if a transition to SFAS No. 123 is elected. We have not yet elected to transition to SFAS No. 123.

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

     In December 2003, the FASB issued an amendment of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This amendment, which was effective at December 31, 2003, requires additional annual disclosures about pension or postretirement plan assets and liabilities, as well as investment policies and strategies for plan assets, basis for expected rate of return on assets and total accumulated benefit obligation. In addition, this amendment requires interim disclosures of the components of net periodic benefit cost in tabular format and contributions paid or expected to be paid during the current fiscal year. Effective December 31, 2004, we will be required to disclose benefits expected to be paid in each of the next five years under each pension or postretirement plan, and an aggregate amount expected to be paid for the succeeding five year period under these arrangements. We adopted this amendment to SFAS No. 132 on December 31, 2003, and the required disclosures are included in this Annual Report on Form 10-K. See Note 15, Pension and Other Postretirement Benefits in the accompanying Notes to Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operations are conducted around the world in a number of different countries. Accordingly, our earnings are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Canada and the U.K. In Canada, most contracts are denominated in Canadian dollars, and most of the costs incurred are in Canadian dollars, which mitigates risks associated with currency fluctuations. In the U.K., many of our sales contracts and material purchases are denominated in a currency other than British pounds sterling, primarily U.S. dollars and euros, whereas our engineering and overhead costs are principally denominated in British pounds sterling. We attempt to minimize our exposure to foreign currency exchange rate risk by requiring settlement in our functional currencies, when possible. However, we do not enter into forward contracts or other currency-related derivative hedge arrangements, and we do not currently intend to enter into such contracts or arrangements as part of our currency risk management strategy.

     The warrants issued to the holders of our Series B Preferred Shares provide for a net-cash settlement in the event of a change in control, as defined in the warrants. Consequently, we use derivative accounting to record the warrant transaction. The liability representing the fair value of this derivative arrangement was recorded at $99,000 as of March 31, 2003, and was adjusted to $154,000 as of December 31, 2003, to reflect the projected change in fair value of the warrants during the period, resulting in a $55,000 revaluation loss for the period from inception to December 31, 2003. Fair value, as agreed with the counter-party to the agreement, was based on a pricing model that included subjective assumptions concerning the volatility of our common stock, the expected term that the warrants would be outstanding, an expected dividend rate of zero and an overall liquidity factor. At each reporting date, the liability will be adjusted to current fair value with any changes in fair value reported in earnings during the period of change. As such, we may be exposed to certain income fluctuations based upon changes in the fair market value of this liability due to changes in the price of our common stock, as well as other factors.

     Our financial instruments are subject to changes in interest rates, including our revolving credit and term loan facilities, our working capital facility for export sales and our long-term facility secured by our Magnolia manufacturing plant. At December 31, 2003, we had borrowings of $30.8 million outstanding under the term loan portion of the 2001 revolving credit and term loan facilities, at an interest rate of 3.91%. Borrowings, which bear interest at floating rates, outstanding under the 2001 revolving credit agreement at December 31, 2003, totaled $10.9 million. As of December 31, 2003, the weighted average interest rate of our borrowings under the 2001 revolving credit facilities was 4.88%. Borrowings of $700,000 were outstanding under the working capital facility for export sales at December 31, 2003, and accrue interest at 4.00%. Borrowings under the long-term arrangement secured by our Magnolia manufacturing facility totaled $1.3 million and accrued interest at 4.40%.

     Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. Assuming our current level of borrowings, as of December 31, 2003, a 100 basis point increase in interest rates under our variable interest rate facilities would decrease net income and cash flow from operations by $275,000 and $436,000, respectively. In the event of an adverse change in interest rates, we could take action to mitigate our exposure. However, due to the uncertainty of actions that could be taken and the possible effects, this calculation assumes no such actions. Furthermore, this calculation does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     To follow are our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001, as applicable, along with the Independent Auditors' report.

                          INDEPENDENT AUDITORS' REPORT
The Board of Directors
NATCO Group Inc.:

     We have audited the accompanying consolidated balance sheets of NATCO Group Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NATCO Group Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 13 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations. As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

KPMG LLP

Houston, Texas
February 23, 2004 except as to
Note 10, which is as of March 15, 2004

                       NATCO GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,   DECEMBER 31,
                                                                    2003           2002
                                                                ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................      $  1,751       $  1,689
  Trade accounts receivable, less allowance for doubtful
     accounts of $1,416 and $1,028 as of December 31, 2003
     and 2002, respectively.................................        70,902         74,677
  Inventories...............................................        34,573         32,400
  Deferred income tax assets, net...........................         2,846          5,506
  Income tax receivable.....................................           987            299
  Prepaid expenses and other current assets.................         3,937          3,500
                                                                  --------       --------
     Total current assets...................................       114,996        118,071
Property, plant and equipment, net..........................        37,076         29,791
Goodwill, net...............................................        80,097         78,977
Deferred income tax assets, net.............................         4,290          2,984
Other assets, net...........................................         1,269          1,772
                                                                  --------       --------
     Total assets...........................................      $237,728       $231,595
                                                                  ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt....................      $  5,617       $  7,097
  Accounts payable..........................................        38,976         36,074
  Accrued expenses and other................................        30,257         37,243
  Customer advances.........................................         5,527          1,354
                                                                  --------       --------
     Total current liabilities..............................        80,377         81,768
Long-term debt, excluding current installments..............        38,003         45,257
Long-term deferred tax liabilities..........................           874             --
Postretirement and other long-term liabilities..............        11,897         12,718
                                                                  --------       --------
          Total liabilities.................................       131,151        139,743
                                                                  --------       --------
Series B redeemable convertible preferred stock (aggregate
  redemption value of $15,000), $.01 par value. 15,000
  shares Authorized, issued and outstanding (net of issuance
  costs)....................................................        14,101             --
Stockholders' equity:
  Preferred stock $.01 par value. Authorized 5,000,000
     shares (of which 500,000 are designated as Series A and
     15,000 are designated as Series B); no shares issued
     and outstanding (except Series B shares above).........            --             --
     Series A preferred stock, $.01 par value. Authorized
      500,000 Shares; no shares issued and outstanding......            --             --
     Common stock, $.01 par value. Authorized 50,000,000
      shares issued and outstanding 15,854,067 shares and
      15,803,797 shares as of December 31, 2003 and 2002,
      respectively..........................................           159            158
  Additional paid-in capital................................        97,351         97,223
  Accumulated earnings......................................         8,115          8,734
  Treasury stock, 795,692 shares at cost as of December 31,
     2003 and 2002..........................................        (7,182)        (7,182)
  Accumulated other comprehensive loss......................        (2,127)        (3,395)
  Note receivable from officers.............................        (3,840)        (3,686)
                                                                  --------       --------
     Total stockholders' equity.............................        92,476         91,852
                                                                  --------       --------
Commitments and contingencies
     Total liabilities and stockholders' equity.............      $237,728       $231,595
                                                                  ========       ========

          See accompanying notes to consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            FOR THE        FOR THE        FOR THE
                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2003           2002           2001
                                                          ------------   ------------   ------------
Revenues..............................................      $281,462       $289,539       $286,582
Cost of goods sold....................................       215,459        219,354        210,512
                                                            --------       --------       --------
  Gross profit........................................        66,003         70,185         76,070
Selling, general and administrative expense...........        51,476         53,947         51,471
Depreciation and amortization expense.................         5,069          4,958          8,143
Closure and other.....................................         2,105            548          1,600
Interest expense......................................         4,085          4,527          4,941
Interest cost on postretirement benefit liability.....           837            471            888
Interest income.......................................          (190)          (248)          (660)
Other expense, net....................................         1,211            400            429
                                                            --------       --------       --------
  Income from continuing operations before income
     taxes and change in accounting principle.........         1,410          5,582          9,258
Income tax provision..................................         1,243          1,705          3,895
                                                            --------       --------       --------
Income before cumulative effect of change in
  accounting principle................................           167          3,877          5,363
Cumulative effect of change in accounting principle
  (net of tax benefit of $18).........................            34             --             --
                                                            --------       --------       --------
  Net income..........................................      $    133       $  3,877       $  5,363
Preferred stock dividends.............................         1,152             --             --
                                                            --------       --------       --------
  Net income (loss) available to common
     stockholders.....................................      $ (1,019)      $  3,877       $  5,363
                                                            ========       ========       ========
Earnings (loss) per share--basic:
Net income (loss) before cumulative effect of change
  in accounting principle.............................      $  (0.06)      $   0.25       $   0.34
Cumulative effect of change in accounting principle...            --             --             --
                                                            --------       --------       --------
  Net income (loss)...................................      $  (0.06)      $   0.25       $   0.34
                                                            ========       ========       ========
Earnings (loss) per share--diluted:
Net income (loss) before cumulative effect of change
  in accounting principle.............................      $  (0.06)      $   0.24       $   0.34
Cumulative effect of change in accounting principle...            --             --             --
                                                            --------       --------       --------
  Net income (loss)...................................      $  (0.06)      $   0.24       $   0.34
                                                            ========       ========       ========
Basic weighted average number of shares of common
  stock outstanding...................................        15,841         15,804         15,722
Diluted weighted average number of shares of common
  stock outstanding...................................        15,841         15,920         15,966

          See accompanying notes to consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                               COMMON              COMMON
                                                STOCK              STOCK                                              ACCUMULATED
                                               SHARES              CLASS       ADDITIONAL   ACCUMULATED                  OTHER
                                        ---------------------   ------------    PAID-IN      EARNINGS/    TREASURY   COMPREHENSIVE
                                            A           B        A       B      CAPITAL      (DEFICIT)     STOCK        INCOME
                                        ----------   --------   ----   -----   ----------   -----------   --------   -------------
Balances at December 31, 2000.........  14,977,354    699,874   $150   $   7    $96,601       $  (506)    $(6,316)      $(1,864)
Conversion of Class B shares to Class
  A shares............................     373,675   (373,675)     4      (4)        --            --          --            --
Issue common stock for acquisition....          --      8,520     --      --         85            --          --            --
Treasury shares reacquired............    (118,454)        --     (1)     --         --            --        (866)           --
Issue note receivable to officer......          --         --     --      --         --            --          --            --
Interest on stock subscription note
  receivable..........................          --         --     --      --         --            --          --            --
Issuances related to benefit plans....     236,503         --      2      --        537            --          --            --
Comprehensive income
  Net income..........................          --         --     --      --         --         5,363          --            --
  Foreign currency translation
    adjustment........................          --         --     --      --         --            --          --          (994)
Total comprehensive income............
                                        ----------   --------   ----   -----    -------       -------     -------       -------
Balances at December 31, 2001.........  15,469,078    334,719   $155   $   3    $97,223       $ 4,857     $(7,182)      $(2,858)
Conversion of Class B shares to Class
  A shares............................     334,719   (334,719)     3      (3)        --            --          --            --
Issue note receivable to officer......          --         --     --      --         --            --          --            --
Interest on stock subscription notes
  receivable..........................          --         --     --      --         --            --          --            --
Comprehensive income
  Net income..........................          --         --     --      --         --         3,877          --            --
  Foreign currency translation
    adjustment........................          --         --     --      --         --            --          --          (537)
Total comprehensive income............
                                        ----------   --------   ----   -----    -------       -------     -------       -------
Balances at December 31, 2002.........  15,803,797         --   $158   $  --    $97,223       $ 8,734     $(7,182)      $(3,395)
Restricted stock subscribed...........          --         --     --      --         17            --          --            --
Issuance related to benefit plans.....      50,270         --      1      --        111            --          --            --
Interest on stock subscription notes
  receivable..........................          --         --     --      --         --            --          --            --
Preferred stock dividends paid........          --         --     --      --         --        (1,152)         --            --
Comprehensive income
  Net income..........................          --         --     --      --         --           133          --            --
  Adjustment related to PTH
    spin-off..........................          --         --     --      --         --           400          --            --
  Foreign currency translation
    adjustment........................          --         --     --      --         --            --          --         2,327
  Income tax allocated to cumulative
    translation adjustment............          --         --     --      --         --            --          --        (1,059)
Total comprehensive income............
                                        ----------   --------   ----   -----    -------       -------     -------       -------
Balances at December 31, 2003.........  15,854,067         --   $159   $  --    $97,351       $ 8,115     $(7,182)      $(2,127)
                                        ==========   ========   ====   =====    =======       =======     =======       =======


                                          NOTES
                                        RECEIVABLE       TOTAL
                                           FROM      STOCKHOLDERS'
                                         OFFICERS       EQUITY
                                        ----------   -------------
Balances at December 31, 2000.........   $(1,893)       $86,179
Conversion of Class B shares to Class
  A shares............................        --             --
Issue common stock for acquisition....        --             85
Treasury shares reacquired............        --           (867)
Issue note receivable to officer......    (1,178)        (1,178)
Interest on stock subscription note
  receivable..........................      (197)          (197)
Issuances related to benefit plans....        --            539
Comprehensive income
  Net income..........................        --          5,363
  Foreign currency translation
    adjustment........................        --           (994)
                                                        -------
Total comprehensive income............                    4,369
                                         -------        -------
Balances at December 31, 2001.........   $(3,268)       $88,930
Conversion of Class B shares to Class
  A shares............................        --             --
Issue note receivable to officer......      (216)          (216)
Interest on stock subscription notes
  receivable..........................      (202)          (202)
Comprehensive income
  Net income..........................        --          3,877
  Foreign currency translation
    adjustment........................        --           (537)
                                                        -------
Total comprehensive income............                    3,340
                                         -------        -------
Balances at December 31, 2002.........   $(3,686)       $91,852
Restricted stock subscribed...........        --             17
Issuance related to benefit plans.....        --            112
Interest on stock subscription notes
  receivable..........................      (154)          (154)
Preferred stock dividends paid........        --         (1,152)
Comprehensive income
  Net income..........................        --            133
  Adjustment related to PTH
    spin-off..........................        --            400
  Foreign currency translation
    adjustment........................        --          2,327
  Income tax allocated to cumulative
    translation adjustment............        --         (1,059)
                                                        -------
Total comprehensive income............                    1,801
                                         -------        -------
Balances at December 31, 2003.........   $(3,840)       $92,476
                                         =======        =======

          See accompanying notes to consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                              DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                                  2003                 2002                 2001
                                                           ------------------   ------------------   ------------------
Cash flows from operating activities:
  Net income.............................................       $    133             $ 3,877              $  5,363
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Deferred income tax (benefit) expense................          1,166                 605                  (733)
    Depreciation and amortization expense................          5,069               4,958                 8,143
    Non-cash interest income.............................           (154)               (202)                 (197)
    Non-cash interest expense............................            742                 753                   659
    Interest cost on postretirement benefit liability....            837                 471                   888
    Loss (gain) on sale of property, plant and
      equipment..........................................           (263)                124                  (141)
    Cumulative effect of change in accounting
      principle..........................................             34                  --                    --
    Other, net...........................................             72                  --                    --
    Change in assets and liabilities:
      (Increase) decrease in trade accounts receivable...          6,543              (4,904)               19,908
      (Increase) decrease in inventories.................         (1,203)              5,305                (8,004)
      (Increase) decrease in prepaid and other current
        assets...........................................           (427)                613                   141
      Increase (decrease) in other income taxes..........           (577)                720                  (826)
      Increase in long-term assets.......................           (298)               (408)               (1,935)
      Increase (decrease) in accounts payable............          5,605               3,297                (1,818)
      Decrease in accrued expenses and other.............         (8,666)               (122)               (6,325)
      Increase (decrease) in customer advances...........          4,009              (4,594)                4,804
                                                                --------             -------              --------
        Net cash provided by operating activities........         12,622              10,493                19,927
                                                                --------             -------              --------
Cash flows from investing activities:
  Capital expenditures for property, plant and
    equipment............................................        (11,486)             (5,255)              (10,023)
  Proceeds from sales of property, plant and equipment...            667                  84                   268
  Acquisitions, net of working capital acquired..........             --                (197)              (48,285)
  Issuance of related party note receivable..............             --                (216)               (1,178)
  Proceeds from claim settlement.........................             --                  --                 1,500
                                                                --------             -------              --------
        Net cash used in investing activities............        (10,819)             (5,584)              (57,718)
                                                                --------             -------              --------
Cash flows from financing activities:
  Change in bank overdrafts..............................         (4,018)              1,917                    26
  Net repayments under long-term revolving credit
    facilities...........................................         (2,099)               (668)                 (747)
  Repayment of short-term notes payable..................             --                  --                (1,001)
  Borrowings of long-term debt...........................             --               1,460                50,000
  Repayment of long-term debt............................         (7,097)             (7,073)               (5,250)
  Proceeds from the issuance of preferred stock, net.....         14,101                  --                    --
  Issuance of common stock, net..........................            112                  --                     1
  Net payments on postretirement benefit liability.......         (1,768)             (1,909)               (1,787)
  Dividends paid.........................................         (1,152)                 --                    --
  Receipt of postretirement benefit cost reimbursement
    from predecessor company.............................            157                  79                    79
  Treasury stock reacquired..............................             --                  --                  (867)
                                                                --------             -------              --------
        Net cash provided by (used in) financing
          activities.....................................         (1,764)             (6,194)               40,454
                                                                --------             -------              --------
Effect of exchange rate changes on cash and cash
  equivalents............................................             23                (119)                 (601)
                                                                --------             -------              --------
Increase (decrease) in cash and cash equivalents.........             62              (1,404)                2,062
Cash and cash equivalents at beginning of period.........          1,689               3,093                 1,031
                                                                --------             -------              --------
Cash and cash equivalents at end of period...............       $  1,751             $ 1,689              $  3,093
                                                                ========             =======              ========
Cash payments for:
  Interest...............................................       $  2,881             $ 2,543              $  3,977
  Income taxes...........................................       $    739             $ 2,263              $  1,791

          See accompanying notes to consolidated financial statements.

                       NATCO GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

     NATCO Group Inc. (formerly known as Cummings Point Industries, Inc.) was formed in June 1988 by Capricorn Investors, L.P., which led a group of investors who provided capital for the Company to acquire several businesses from Combustion Engineering, Inc. ("C-E"). In June 1989, the Company acquired from C-E all of the outstanding common stock of National Tank Company and certain other businesses that were subsequently divested or distributed to shareholders.

     On June 30, 1997, NATCO acquired Total Engineering Services Team, Inc. ("TEST"), and on November 18, 1998, NATCO acquired The Cynara Company ("Cynara"). The Company acquired Porta-Test International, Inc. ("Porta-Test") on January 24, 2000.

     On January 27, 2000, the Company completed an initial public offering of 7,500,000 shares of its Class A common stock at a price of $10.00 per share (4,053,807 shares newly issued by the Company and 3,446,193 existing shares sold by selling stockholders). On February 3, 2000, the underwriter exercised its over-allotment option that resulted in the issuance by the Company of 1,125,000 additional shares of Class A common stock.

     On February 8, 2000 and April 4, 2000, NATCO acquired Modular Production Equipment, Inc. ("MPE") and Engineering Specialties, Inc. ("ESI"), respectively.

     On March 19, 2001, NATCO acquired Axsia Group Limited ("Axsia"), a privately held process and design company based in the United Kingdom.

     The accompanying consolidated financial statements and all related disclosures include the results of operations of the Company and its wholly-owned subsidiaries for the years ended December 31, 2003, 2002 and 2001. Furthermore, certain reclassifications have been made to fiscal 2002 and fiscal 2001 amounts in order to present these results on a comparable basis with amounts for fiscal 2003.

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

     Concentration of Credit Risk. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. For the year ended December 31, 2003, no customer provided 10% or more of the Company's consolidated revenues. For the year ended December 31, 2002, one customer, ExxonMobil Corporation and affiliates, through its general contractor, Hyundai Heavy Industries, Co., provided 10% of the Company's consolidated revenues. No customer provided 10% or more of consolidated revenues for the year ended December 31, 2001. See Note 19, Industry Segments and Geographic Information.

     Cash Equivalents. The Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

     Trade Accounts Receivable. Trade accounts receivable is recorded at the invoiced amount. An allowance for doubtful accounts is provided to estimate probable losses resulting from bad debt. The Company reviews the allowance for doubtful accounts each month, and individually investigates past due balances over 90 days in order to assess collectibility of the receivable. Trade accounts receivable balances are charged to the allowance for doubtful accounts if collectibility is determined to be remote.

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

     Goodwill. Prior to the adoption on January 1, 2002, of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill was being amortized on a straight-line basis over periods of 20 to 40 years. In accordance with SFAS No. 142, the Company ceased amortization of goodwill and began to evaluate goodwill on an impairment basis. As required by SFAS No. 142, the Company identifies separate reportable units for purposes of evaluating goodwill impairment. In determining carrying value, the Company segregates assets and liabilities that, to the extent possible, are clearly identifiable by specific reportable unit. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reportable unit, are allocated in accordance with the standard. Fair value is determined by discounting projected future cash flows at the Company's cost of capital rate, as calculated. The fair value is then compared to the carrying value of the reportable unit to determine whether or not impairment has occurred at the reportable unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit's assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, the Company would record an impairment charge for that amount. Net goodwill was $80.1 million at December 31, 2003, and was tested for impairment as required by SFAS No. 142. Based on this testing, the Company's management believes that no impairment of goodwill exists at December 31, 2003. See Note 21, Goodwill Impairment Testing. Amortization expense for the year ended December 31, 2001 was $3.7 million.

     Other Assets, Net. Other assets include deferred financing fees, patents, long-term deposits and prepaid pension assets. Deferred financing costs and covenants not to compete are being amortized over the term of the related agreements. Amortization and interest expense was $847,000, $840,000 and $932,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

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

     Revenue Recognition. Revenues from significant contracts (NATCO contracts greater than $250,000 and longer than four months in duration and certain TEST contracts and orders) are recognized on the percentage of completion method. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the year in which the changes become known. Earned revenue reflects the original contract price adjusted for agreed claims and change order revenues, if any. Losses expected to be incurred on jobs in progress, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Customers typically retain an interest in uncompleted projects. Other revenues and related costs are recognized when products are shipped or services are rendered.

     Stock-Based Compensation. SFAS No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment to FASB Statement No. 123," was issued and provides alternative methods to transition to the fair value method of accounting for stock-based compensation, on a volunteer basis, and requires additional disclosures at both annual and interim periods. The Company has elected to continue to apply the provision of APB Opinion No. 25 and provide the pro forma disclosure requirements of SFAS No. 123.

     The Company's pro forma net income and earnings per share data for the years ended December 31, 2003, 2002 and 2001 as per SFAS No. 123, were as follows:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2003           2002           2001
                                                          ------------   ------------   ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Net income (loss) available to common
      stockholders--as reported.........................    $(1,019)        $3,877         $5,363
    Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects........       (130)          (998)          (791)
                                                            -------         ------         ------
    Pro forma net income (loss).........................    $(1,149)        $2,879         $4,572
                                                            =======         ======         ======
    Earnings (loss) per share:
      Basic--as reported................................    $ (0.06)        $ 0.25         $ 0.34
      Basic--pro forma..................................    $ (0.07)        $ 0.18         $ 0.29
      Diluted--as reported..............................    $ (0.06)        $ 0.24         $ 0.34
      Diluted--pro forma................................    $ (0.07)        $ 0.18         $ 0.29

     Research and Development. Research and development costs are charged to operations in the year incurred. The cost of equipment used in research and development activities, which has alternative uses, is capitalized as equipment and not treated as an expense of the period. Such equipment is depreciated over estimated lives of 5 to 10 years. Research and development expenses totaled $1.9 million, $2.0 million and $2.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Warranty Costs. Estimated future warranty obligations related to products are charged to cost of goods sold in the period in which the related revenue is recognized. Additionally, the Company provides some of its customers with letters of credit covering potential warranty claims. At December 31, 2003 and 2002, the Company had $6.9 million and $6.0 million, respectively, in outstanding letters of credit related to warranties.

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

     Derivative Arrangements. Assets and liabilities associated with and underlying derivative arrangements which do not qualify for hedge value accounting are recorded at fair market value as of the balance sheet date with any changes in fair value charged to income in the current period, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company recorded a charge of $249,000 to exit certain derivative arrangements that were acquired with the purchase of Axsia in March 2001. At December 31, 2003, the Company had issued 248,800 warrants to purchase shares of NATCO common stock associated with the issuance of its Series B Preferred Stock. These warrants were recorded at fair market value of $154,000 as of December 31, 2003. Any changes in fair market value of derivative arrangements will be recorded to net income in the period of the change.

     Translation of Foreign Currencies. Financial statement amounts related to foreign operations that have functional currencies other than the U.S. dollar are translated into their U.S. dollar equivalents at exchange rates as follows:
(1) balance sheet accounts at year-end exchange rates, and (2) statement of operations accounts at the weighted average exchange rate for the period. The gains or losses resulting from such translations are deferred and included in accumulated other comprehensive loss as a separate component of stockholders' equity. Gains or losses from foreign currency transactions are reflected in the consolidated statements of operations.

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

     Earnings per Common Share. Basic earnings per share excludes the dilutive effect of common stock equivalents. The diluted earnings per common and potential common share are computed by dividing net income (loss) available to common stockholders by the weighted average number of common and potential common shares outstanding. Net income (loss) available to common stockholders at December 31, 2003, represented net income before cumulative effect of change in accounting principle less preferred stock dividends accrued and paid. The weighted average number of common and potential common shares outstanding was derived from applying the if-converted method to determine any incremental shares associated with convertible preferred stock, warrants and restricted stock outstanding. The Company recorded a loss available to common stockholders for the year ended December 31, 2003, and therefore, all common stock equivalents related to employee stock options, convertible preferred stock, warrants and restricted stock were deemed anti-dilutive and excluded from the calculation of weighted average shares. For the years ended December 31, 2002 and 2001, potentially dilutive employee stock options were included in the earnings per share calculations, as applicable. Anti-dilutive stock options were excluded from the calculation of potential common shares for all years presented. The impact of these anti-dilutive shares would have been a reduction of 495,000 shares, 314,000 shares and 145,000 shares for the years ended December 31, 2003, 2002 and 2001, respectively.

     The following table presents earnings per common share amounts computed using SFAS No. 128:

                                                           INCOME          SHARES        PER-SHARE
                                                         (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                         -----------    -------------    ---------
                                                                 (UNAUDITED, IN THOUSANDS,
                                                                 EXCEPT PER SHARE AMOUNTS)
    YEAR ENDED DECEMBER 31, 2003
    Net income before cumulative effect of change in
      accounting principle...........................      $   167
    Less: Preferred stock dividends accrued and
      paid...........................................       (1,152)
                                                           -------
    Basic EPS:
      Loss available to common stockholders before
         cumulative effect of change in accounting
         principle...................................      $  (985)        15,841         $(0.06)
                                                                                          ======
    Effect of dilutive securities:
      Stock options..................................           --             --
                                                           -------         ------
    Diluted EPS:
      Loss available to common stockholders before
         cumulative effect of change in accounting
         principle and assumed conversions...........      $  (985)        15,841         $(0.06)
                                                           =======         ======         ======
    YEAR ENDED DECEMBER 31, 2002
    Net income.......................................      $ 3,877
    Less: Preferred stock dividends accrued and
      paid...........................................           --
                                                           -------
    Basic EPS:
      Income available to common stockholders........      $ 3,877         15,804         $ 0.25
                                                                                          ======
    Effect of dilutive securities:
      Stock options..................................           --            116          (0.01)
                                                           -------         ------         ------
    Diluted EPS:
      Income available to common stockholders........      $ 3,877         15,920         $ 0.24
                                                           =======         ======         ======
    YEAR ENDED DECEMBER 31, 2001
    Net income.......................................      $ 5,363
    Less: Preferred stock dividends accrued and
      paid...........................................           --
                                                           -------
    Basic EPS:
      Income available to common stockholders........      $ 5,363         15,722         $ 0.34
                                                                                          ======
    Effect of dilutive securities:
      Stock options..................................           --            244             --
                                                           -------         ------         ------
    Diluted EPS:
      Income available to common stockholders........      $ 5,363         15,966         $ 0.34
                                                           =======         ======         ======

(3) CAPITAL STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY

     On November 18, 1998, the Company's charter was amended to divide its common stock into two classes: Class A Common Stock (45,000,000 shares) and Class B Common Stock (5,000,000 shares). The two classes of common stock have the same relative rights and preferences except the holders of the Class B common stock have the right, voting separately as a class, to elect one member of the Company's Board of Directors. Class B shares may be converted by the holder to Class A shares at any time. In February 2001, the Company issued 8,520 Class B shares to the former shareholders of Cynara, in connection with the achievement of certain performance criteria defined in the November 1998 purchase agreement. Goodwill was increased $85,000 in 2001, as a result of this transaction. Total shares issued to former Cynara stockholders under this earn-out arrangement were 752,501 shares. On January 1, 2002, all outstanding shares of the Company's Class B Common Stock, 334,719 shares, were converted automatically to Class A Common

Stock, on a share for share basis, in accordance with the terms under which the Class B Common Stock was originally issued, resulting in a single class that was re-designated "Common Stock."

     In October 2000, the Company's board of directors approved a stock repurchase plan under which up to 750,000 shares of the Company's Class A common stock could be acquired. During fiscal 2001, the Company reacquired approximately 118,000 shares of its Class A common stock under this repurchase agreement for $867,000, an average cost of $7.32 per share. The cost to reacquire these shares was recorded as treasury stock at December 31, 2003 and 2002, respectively.

     On March 25, 2003, the Company issued 15,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Shares") and warrants to purchase 248,800 shares of NATCO's common stock, to Lime Rock Partners II, L.P., a private investment fund, for an aggregate sale price of $15.0 million. Approximately $99,000 of the aggregate sale price was allocated to the warrants. Proceeds from the issuance of these securities, net of related estimated issuance costs of approximately $800,000, were used to reduce the Company's outstanding revolving debt balances and for other general corporate purposes.

     Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder, into (i) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares) at December 31, 2003, and (ii) a cash payment equal to the amount of dividends on such shares that have accrued since the prior semi-annual dividend payment date. During 2003, the Company paid dividends of $1.2 million to the holders of the Series B Preferred Shares.

     In the event of a change in control, as defined in the certificate of designations for the preferred shares, each holder of the Series B Preferred Shares has the right to convert the Series B Preferred Shares into common stock or to cause the Company to redeem for cash some or all of the Series B Preferred Shares at an aggregate redemption price equal to the sum of (i) $1,000 (adjusted for stock splits, stock dividends, etc.) multiplied by the number of shares to be redeemed, plus (ii) an amount (not less than zero) equal to the product of the aggregate amount of dividends paid in cash since the issuance date, plus any gain on the related stock warrants. If the holder of the Series B Preferred Shares converts upon a change in control occurring on or before March 25, 2006, the holder would also be entitled to receive cash in an amount equal to the dividends that would have accrued through March 25, 2006 less the sum of the aggregate amount of dividends paid in cash through the date of conversion, and the aggregate amount of dividends accrued in prior periods but not yet paid.

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

     If the Series B Preferred Shares are converted under contingent redemption features, any redemption amount greater than carrying value would be recorded as a reduction of income available common shareholders when the event becomes probable.

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

     The warrants issued to Lime Rock Partners II, L.P., have an exercise price of $10.00 per share of common stock and expire on March 25, 2006. The Company can force the exercise of the warrants if NATO's common stock trades above $13.50 per shares for 30 consecutive days. The warrants contain a provision whereby the holder could require the Company to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The Company recorded the resulting liability of $99,000 as of the issuance date. This liability was increased to $154,000 as of December 31, 2003, as a result of the change in fair value of the warrants. Similarly, changes in fair value in future periods will be recorded in net income during the period of the change.

     On December 31, 2003, the Company recorded an adjustment to beginning retained earnings of $400,000, which represented the elimination of a reserve to indemnify a former affiliate for any tax ramifications that may result from a tax-free spin-off of the former subsidiary in 1997. The reserve associated with the indemnification was recorded in 1999. As of December 31, 2003, the statute of limitations had expired for review by the appropriate taxing authorities, and the reserve was deemed unnecessary. Since the original transaction did not result in a gain or loss, the reversal of this reserve has been recorded as an adjustment to retained earnings, rather than a component of net income for the year ended December 31, 2003.

(4) ACQUISITIONS

     On March 19, 2001, the Company acquired all the outstanding share capital of Axsia, for approximately $42.8 million, net of cash acquired. Axsia specializes in the design and supply of water re-injection systems for oil and gas fields, oily water treatment, oil separation, hydro-cyclone technology, hydrogen production and other process equipment systems. This acquisition was financed with borrowings under NATCO's term loan facility and was accounted for using the purchase method of accounting. Results of operations for Axsia have been included in NATCO's consolidated financial statements since the date of acquisition. The purchase price of $45.0 million was allocated as follows: $2.2 million of cash acquired, $38.4 million of current assets excluding cash, $2.0 million of long-term assets excluding goodwill and $46.0 million of current liabilities. The excess of the purchase price over the fair value of the net assets acquired was being amortized over a twenty-year period, prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Goodwill and accumulated amortization expense related to the Axsia acquisition were $47.4 million and $1.9 million, respectively, at December 31, 2003.

     Assuming the Axsia acquisition occurred on January 1 of the respective year, the unaudited pro forma results of the Company for the twelve months ended December 31, 2001 would have been as follows:

                                                                       PRO FORMA
                                                                        RESULTS
                                                                     TWELVE MONTHS
                                                                         ENDED
                                                                      DECEMBER 31,
                                                                          2001
                                                                    ----------------
                                                                      (UNAUDITED)
                                                                     (IN THOUSANDS,
                                                                    EXCEPT PER SHARE
                                                                        AMOUNTS)
    Revenues....................................................        $301,529
    Income before income taxes and cumulative effect of change
      in accounting principle...................................        $  6,540
    Net income..................................................        $  3,428
    Net income per share:
      Basic.....................................................        $   0.22
      Diluted...................................................        $   0.21

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

(5) CLOSURE AND OTHER

     In September 2003, the Company's management approved a restructuring plan that included the involuntary termination of certain administrative and operating personnel in connection with the closure of a manufacturing facility in Covington, Louisiana, the Company's corporate headquarters, the Company's research and development facility in Tulsa, Oklahoma, and the consolidation of operations in the U.K. As a result of this restructuring plan, the Company recorded expense of $1.2 million, of which approximately $756,000 related to post-employment costs for terminated employees, as provided by the Company's severance policy, and accounted for in accordance with SFAS No. 112, "Employers' Accounting for Post-employment Benefits, an amendment of FASB Statements No. 5 and 43," and $427,000 related to consultant's fees, equipment moving costs and employee relocations. The Company had an accrual of $95,000 related to this restructuring plan as of December 31, 2003, and does not expect to incur additional costs related to this restructuring in 2004.

     In December 2003, the Company's management approved additional restructuring costs including a plan to close an Engineered Systems location in Singapore and recorded closure and other expense of $692,000, of which $515,000 related to severance, $35,000 related to the termination of a lease arrangement and $142,000 related to the relocation of an employee. The Company had an accrual of $560,000 related to this restructuring plan as of December 31, 2003, and does not expect to incur additional costs related to this office closure in 2004.

     As of December 31, 2002, the Company had recorded a liability totaling $304,000, related to certain restructuring costs incurred in connection with the closure of a manufacturing facility in Edmonton, Alberta, Canada. As of December 31, 2003, this liability totaled $88,000. The following table summarizes changes to the restructuring liability by cost type:

                                                BALANCE AT    AMOUNTS PAID     EFFECT OF      BALANCE AT
                                               DECEMBER 31,       AND        EXCHANGE RATE   DECEMBER 31,
                                                   2002       ADJUSTMENTS       CHANGES          2003
                                               ------------   ------------   -------------   ------------
                                                               (UNAUDITED, IN THOUSANDS)
    Employee severance.....................        $ 21          $ (24)           $ 3            $--
    Lease termination and other............         283           (239)            44             88
                                                   ----          -----            ---            ---
      Total................................        $304          $(263)           $47            $88
                                                   ====          =====            ===            ===

     The portion of the accrual related to lease termination and other during the twelve months ended December 31, 2003, was reduced by approximately $239,000, of which $113,000 related to amounts paid, and $126,000 related to a change in the Company's assessment of liability under the lease arrangement for this facility.

     During 2003, the Company recorded closure and other expense associated with this Canadian restructuring plan of $230,000, related to equipment moving costs and employee relocations, including severance costs of $129,000 that had not been not identified as restructuring costs as of the plan measurement date.

     In June 2001, the Company recorded a charge of $1.6 million that consisted of $920,000 pursuant to an approved plan to close and merge an existing NATCO office into the operations of Axsia, as well as other streamlining actions associated with the acquisition. This charge included costs for severance, office consolidation and other expenses. The Company also withdrew a public debt offering in 2001 and recorded a charge of $680,000 for costs incurred related to the proposed offering.

(6) INVENTORIES

     Inventories consisted of the following amounts:

                                                                    DECEMBER 31,   DECEMBER 31,
                                                                        2003           2002
                                                                    ------------   ------------
                                                                          (IN THOUSANDS)
    Finished goods..............................................      $11,778        $13,088
    Work-in-process.............................................        8,402          6,486
    Raw materials and supplies..................................       16,168         14,362
                                                                      -------        -------
      Inventories at FIFO.......................................       36,348         33,936
    Excess of FIFO over LIFO cost...............................       (1,775)        (1,536)
                                                                      -------        -------
                                                                      $34,573        $32,400
                                                                      =======        =======

     At December 31, 2003 and 2002, inventories valued using the LIFO method and included above amounted to $28.6 million and $26.3 million, respectively. Reductions in LIFO layers resulted in a $59,000 decrease in net income for the year ended December 31, 2002. There were no reductions in LIFO layers for the years ended December 31, 2003 and 2001.

(7) COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Cost and estimated earnings on uncompleted contracts were as follows:

                                                                    DECEMBER 31,   DECEMBER 31,
                                                                        2003           2002
                                                                    ------------   ------------
                                                                          (IN THOUSANDS)
    Cost incurred on uncompleted contracts......................      $ 86,076       $ 87,586
    Estimated earnings..........................................        22,585         19,656
                                                                      --------       --------
                                                                       108,661        107,242
    Less billings to date.......................................        91,288         87,187
                                                                      --------       --------
                                                                      $ 17,373       $ 20,055
                                                                      ========       ========
    Included in accompanying balance sheets under the following captions:
      Trade accounts receivable.................................      $ 22,375       $ 20,262
      Customer advances.........................................        (5,002)          (207)
                                                                      --------       --------
                                                                      $ 17,373       $ 20,055
                                                                      ========       ========

(8) PROPERTY, PLANT AND EQUIPMENT, NET

     The components of property, plant and equipment, were as follows:

                                                           ESTIMATED
                                                          USEFUL LIVES   DECEMBER 31,   DECEMBER 31,
                                                            (YEARS)          2003           2002
                                                          ------------   ------------   ------------
                                                                               (IN THOUSANDS)
    Land and improvements...............................          --       $  1,796       $  2,041
    Buildings and improvements..........................    20 to 40         15,841         14,019
    Machinery and equipment.............................     3 to 12         35,270         25,187
    Office furniture and equipment......................     3 to 12          9,312          6,958
    Assets held for sale................................                        714             --
    Less accumulated depreciation.......................                    (25,857)       (18,414)
                                                                           --------       --------
                                                                           $ 37,076       $ 29,791
                                                                           ========       ========

     Pursuant to a September 2003 restructuring plan, the Company closed a manufacturing facility in Covington, Louisiana during the fourth quarter of 2003 and transferred all equipment and inventory to other branch or manufacturing locations. As of December 31, 2003, this manufacturing facility had a net book value of $714,000, and was classified as held for sale. The Company's management expects to sell the facility within one year. The facility was included in the North American Operations business segment at December 31, 2003 and 2002.

     Depreciation expense was $5.0 million, $4.9 million and $4.1 million, respectively, for the years ended December 31, 2003, 2002 and 2001. The Company leases certain machinery and equipment to its customers under short-term operating lease arrangements, generally for periods of one month to one year. The Company recorded depreciation expense related to these leased assets of $433,000, $380,000 and $354,000, for the years ended December 31, 2003, 2002 and
2001, respectively. These operating lease arrangements are for short-term periods of one month to one year, and often result in the sale of the equipment within one year. While these assets are under lease, the Company records depreciation expense based upon the assets' estimated useful life. Net book value of leased assets was recorded at $1.4 million and $1.7 million at December 31, 2003 and 2002, respectively, and has been included in the accompanying balance sheet under the caption "Other Current Assets," since the Company intends to sell the assets within one year, or place the assets in used inventory upon return from the lessee. Lease and rental income of $1.5 million, $1.3 million and $1.2 million, was included in revenues for the North American Operations business segment for the years ended December 31, 2003, 2002 and 2001, respectively.

(9) ACCRUED EXPENSES AND OTHER

     Accrued expense and other consisted of the following:

                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2003           2002
                                                                  ------------   ------------
                                                                        (IN THOUSANDS)
    Accrued compensation and benefits...........................    $ 6,099        $ 7,756
    Accrued insurance reserves..................................      1,348          1,201
    Accrued warranty and product costs..........................      2,371          3,021
    Accrued project costs.......................................     11,586         17,095
    Taxes.......................................................      1,884          3,139
    Other.......................................................      6,969          5,031
                                                                    -------        -------
      Totals....................................................    $30,257        $37,243
                                                                    =======        =======

(10) LONG-TERM DEBT

     The consolidated borrowings of the Company were as follows:

                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2003           2002
                                                                  ------------   ------------
                                                                        (IN THOUSANDS)
    BANK DEBT
    Term loan with variable interest rate (3.91% and 4.21% at
      December 31, 2003 and 2002, respectively) and quarterly
      payments of principal ($1,750) and interest, due March 31,
      2006......................................................    $ 30,750       $37,750
    Revolving credit bank loans with variable interest rate
      (4.88% and 4.43% at December 31, 2003 and 2002,
      respectively) quarterly payment of interest, due March 31,
      2004......................................................      10,881         8,967
    Promissory note with variable interest rate (4.40% and 4.65%
      at December 31, 2003 and 2002, respectively) and quarterly payments of principal ($24) and interest, due February 8,
      2007......................................................       1,289         1,387
    Revolving credit bank loans (Export Sales Facility) with
      variable interest rate (4.00% and 4.25% at December 31,
      2003 and 2002, respectively) and monthly interest
      payments, due July 23, 2004...............................         700         4,250
                                                                    --------       -------
         Total..................................................      43,620        52,354
         Less current installments..............................      (5,617)       (7,097)
                                                                    --------       -------
         Long-term debt.........................................    $ 38,003       $45,257
                                                                    ========       =======

     The aggregate future maturities of long-term debt for the next five years ended December 31 are as follows: 2004--$5.6 million; 2005--$6.5 million; 2006--$6.5 million; and 2007--$25.0 million, with all debt maturing prior to 2008.

     On March 16, 2001, the Company entered into a credit facility that consisted of a $50.0 million term loan, a $35.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $5.0 million U.K. revolving facility. The term loan matures on March 31, 2006, and each of the revolving facilities matures on March 31, 2004. The revolving credit and term loan facilities contain restrictive covenants which, among other things, limit the amount of Funded Debt to EBITDA, imposes a minimum fixed charge coverage ratio, a minimum asset coverage ratio and a minimum net worth requirement. In October 2001, the Company amended this revolving credit agreement to reduce the borrowing capacity in the U.S. from $35.0 million to

$30.0 million, and to increase its borrowing capacity in the U.K. from $5.0 million to $10.0 million. No other material modifications were made to the agreement at that time.

     Borrowings of $50.0 million under the term loan facility were used primarily for the acquisition of Axsia. The remaining borrowings, along with additional borrowings under the revolving credit facility, were used to repay $16.5 million outstanding under a predecessor revolving credit and term loan facility.

     In July 2002, the Company's lenders approved the amendment of various provisions of the term loan and revolving credit facility agreement, effective April 1, 2002. This amendment revised certain restrictive debt covenants, modified certain defined terms, allowed for future capital investment in the Company's Sacroc CO(2) processing facility in West Texas, facilitates the issuance of up to $7.5 million of subordinated indebtedness, increased the aggregate amount of operating lease expense allowed during a fiscal year and permitted an increase in borrowings under the export sales credit facility, without further consent, up to a maximum of $20.0 million. These modifications resulted in higher commitment fee percentages and interest rates than in the original loan agreement, based on the Funded Debt to EBITDA ratio, as defined in the underlying agreement, as amended.

     In July 2003, the Company's lenders approved an amendment of the existing term loan and revolving credit facility, effective April 1, 2003. The amendment modified several restrictive covenant terms, including the Fixed Charge Coverage Ratio and Funded Debt to EBITDA Ratio, each as defined in the agreement. Under the Company's term loan and revolving credit facility agreement, certain debt covenants became more restrictive during the fourth quarter of 2003, and the Company was required to obtain a waiver of the covenants related to net worth, funded debt to EBITDA ratio and fixed charge coverage ratio through March 31, 2004, subject to the Company meeting a minimum EBITDA threshold (which was subsequently achieved), in order to remain in compliance with the governing agreement, as amended.

     In December 2003, the Company obtained a waiver to certain debt covenants including those related to net worth, funded debt to EBITDA and fixed charge coverage ratio through March 31, 2004, subject to meeting a minimum EBITDA threshold. The Company met this threshold requirement as of December 31, 2003, and was in compliance with all covenant requirements, as amended, as of that date.

     Amounts borrowed under the term loan bear interest at a rate of 3.91% per annum as of December 31, 2003. Amounts borrowed under the revolving portion of the facility bear interest as follows:

     - until April 1, 2002, at a rate equal to, at the Company's election, either (1) the London Interbank Offered Rate ("LIBOR") plus 2.25% or (2) a base rate plus 0.75%; and

     - on and after April 1, 2002, at a rate based upon the ratio of funded debt to EBITDA, as defined in the credit facility ("EBITDA"), and ranging from, at the Company's election, (1) a high of LIBOR plus 3.00% to a low of LIBOR plus 1.75% or, (2) a high of a base rate plus 1.50% to a low of a base rate plus 0.25%.

     NATCO paid commitment fees of 0.50% per year until April 1, 2002, and is required to pay commitment fees of 0.30% to 0.625% per year following 2002, depending upon the ratio of Funded Debt to EBITDA, on the undrawn portion of the facility. As of December 31, 2003, the Company's commitment fees were calculated at a rate of 0.625%.

     On March 15, 2004, the Company replaced its 2001 term loan and revolving credit facilities with a term loan and revolving credit arrangement, called the 2004 term loan and revolving facilities, that provides for a term loan of $45.0 million, a U.S. revolving facility with a borrowing capacity of $20.0 million, a Canadian revolving facility with a borrowing capacity of $5.0 million, and a U.K. revolving credit facility with a borrowing capacity of $10.0 million. All of the borrowing capacities under the 2004 revolving credit facilities are subject to borrowing base limitations.

     The 2004 term loan and revolving facilities provide for interest at a rate based upon the ratio of funded debt to EBITDA, as defined in the credit facility ("EBITDA"), and ranging from, at the Company's election, (1) a high of LIBOR plus 2.75% to a low of LIBOR plus 2.00% or, (2) a high of a base rate plus 1.75% to a low of a base rate plus 1.00%. NATCO will pay commitment fees related to this facility, based upon the ratio of Funded Debt to EBITDA, on the undrawn portion of the facility.

     The 2004 term loan and revolving facilities require quarterly payments of $1.6 million, beginning in June 2004, and mature on March 15, 2007. The Company intends to borrow funds under the 2004 term loan and revolving credit facilities to retire debt outstanding under the 2001 term loan and revolving credit facilities as of March 15, 2004 and as a result has classified the current installments and five year repayments on its bank debt at December 31, 2003 based on the repayment terms of the 2004 term loan and revolving facilities.

     The 2004 term loan and revolving credit facilities are guaranteed by the Company and its operating subsidiaries and are secured by a first lien or first priority security interest in or pledge of substantially all of the assets of the borrowers, including accounts receivable, inventory, equipment, intangibles, equity interests in U.S. subsidiaries and 66 1/3% of the equity interest in active, non-U.S. subsidiaries. Assets of the Company and its active U.S. subsidiaries secure the U.S., Canadian and U.K. facilities, assets of the Company's Canadian subsidiary also secure the Canadian facility and assets of the Company's U.K. subsidiaries also secure the U.K. facility. The U.S. facility is guaranteed by each U.S. subsidiary of the Company, while the Canadian and U.K. facilities are guaranteed by NATCO Group Inc., each of its U.S. subsidiaries and the Canadian subsidiary or the U.K. subsidiaries, as applicable.

     The 2004 term loan and revolving credit facilities contain restrictive covenants similar to those contained in the 2001 facilities, including, among others, those that limit the amount of funded debt to EBITDA (as defined in the 2004 facilities), impose a minimum fixed charge coverage ratio, a minimum asset coverage ratio and a minimum net worth requirement.

     The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which borrowings of $700,000 were outstanding at December 31, 2003. Letters of credit outstanding under the export sales credit facility as of December 31, 2003 totaled $69,000. Fees related to these letters of credit at December 31, 2003, were approximately 1% of the outstanding balance. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. Loans under this facility mature in July 2004, and require renewal annually.

     NATCO had letters of credit outstanding under the revolving credit facilities totaling $19.8 million at December 31, 2003. Fees related to these letters of credit at December 31, 2003, ranged from approximately 1% to 3.25% of the outstanding balance. These letters of credit support contract performance and warranties and expire at various dates through April 2007.

     The Company had unsecured letters of credit and bonds totaling $584,000 and guarantees totaling $7.9 million at December 31, 2003.

     On February 6, 2002, the Company borrowed $1.5 million under a long-term promissory note to finance the purchase of a manufacturing facility in Magnolia, Texas. This note accrues interest at the 90-day LIBOR plus 3.25% per annum, and requires quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002, with a final balloon payment due February 2007. This promissory note is collateralized by a manufacturing facility in Magnolia, Texas acquired in the fourth quarter of 2001.

     With respect to the 2004 term loan and revolving credit facilities, NATCO has agreed that it will not make any distributions of any property or cash to the Company or its stockholders except dividends required under the Series B Preferred Stock provisions. No dividends were declared or paid to common stockholders during the years ended December 31, 2003, 2002 and 2001. Dividends totaling $1.2 million were declared and paid to holders of the Company's Series B Preferred Stock during the year ended December 31, 2003.

(11) INCOME TAXES

     Income tax expense (benefit) before the cumulative effect of change in accounting principle consisted of the following components:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2003           2002           2001
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
    Current:
      Federal.........................................       $ (432)        $ (942)        $ (240)
      State...........................................          164            168            190
      Foreign.........................................          345          1,874          4,678
                                                             ------         ------         ------
                                                                 77          1,100          4,628
                                                             ------         ------         ------
    Deferred:
      Federal.........................................          889            678           (524)
      State...........................................           39            206             (9)
      Foreign.........................................          238           (279)          (200)
                                                             ------         ------         ------
                                                              1,166            605           (733)
                                                             ------         ------         ------
                                                             $1,243         $1,705         $3,895
                                                             ======         ======         ======

     Temporary differences related to the following items that give rise to deferred tax assets and liabilities were as follows:

                                                                    DECEMBER 31,   DECEMBER 31,
                                                                        2003           2002
                                                                    ------------   ------------
                                                                          (IN THOUSANDS)
    Deferred tax assets:
      Postretirement benefit liability..........................       $4,302         $4,642
      Accrued liabilities.......................................        2,676          2,748
      Net operating loss carry forward..........................        1,453          3,011
      Accounts receivable.......................................          364            332
      Fixed assets and intangibles..............................          176            152
      Foreign tax credit carry forward..........................        1,661          1,237
      R&D tax credit carry forward..............................          295             80
      Other.....................................................          190             --
                                                                       ------         ------
         Deferred tax assets....................................       11,117         12,202
      Valuation allowance.......................................          759            258
                                                                       ------         ------
         Net deferred tax assets................................       10,358         11,944
                                                                       ------         ------
    Deferred tax liabilities:
      Inventory.................................................        1,341            889
      Fixed assets and intangibles..............................        1,696          2,565
      Cumulative translation adjustment.........................        1,059             --
                                                                       ------         ------
         Total deferred tax liabilities.........................        4,096          3,454
                                                                       ------         ------
         Net deferred tax assets................................       $6,262         $8,490
                                                                       ======         ======

     At December 31, 2003 and 2002, the Company recorded a valuation allowance of $759,000 and $258,000, respectively, which included a valuation allowance of $258,000 related to certain deferred tax assets acquired with the purchase of Axsia in March 2001, and an additional valuation allowance in 2003 of $349,000 related to certain deferred tax assets in Canada and $152,000 related to other foreign affiliates. The Company had net operating loss carry-forwards for federal income tax purposes of $3.6 million for federal income tax purposes as of December 31, 2003, which were available to offset future federal income tax through 2023. Net foreign tax credit and research and development tax credit carryforwards begin to expire December 2005 and December 2019, respectively.

     Based upon historical taxable income and projected future taxable income over the periods in which the Company's deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003. However, the amount of the deferred tax asset considered realizable could change if future taxable income differs from the Company's projections.

     Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 34% to income from continuing operations before income taxes, as per the following reconciliation:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2003           2002           2001
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
    Income tax expense computed at statutory rate.....       $  460         $1,898         $3,148
    State income tax expense net of federal income tax
      effect..........................................          134            247            116
    Tax effect of foreign operations..................           66           (163)          (635)
    Domestic and foreign losses for which no tax
      benefit is currently available..................            4             --            215
    Tax benefit of foreign losses not previously
      claimed.........................................           --           (142)            --
    Permanent differences, primarily meals and
      entertainment and amortization..................           65             53          1,475
    Foreign tax credit refund claims..................           --             --           (307)
    Research and development tax credit...............           --            (14)          (100)
    Change in valuation allowance.....................          501             --             --
    Other.............................................           13           (174)           (17)
                                                             ------         ------         ------
                                                             $1,243         $1,705         $3,895
                                                             ======         ======         ======

     Cumulative undistributed earnings of foreign subsidiaries totaled $6.0 million as of December 31, 2003. The Company considers earnings from these foreign subsidiaries to be indefinitely reinvested and accordingly, no provision for U.S. foreign or state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for U.S. income tax purposes (subject to adjustment for foreign tax credits).

     Federal income tax returns for fiscal years beginning with 2000 are open for review by the appropriate taxing authorities.

(12) STOCKHOLDERS' EQUITY

     On July 1, 1997, the Board of Directors of the Company approved the exchange of certain stock appreciation rights outstanding under a subsidiary's plan for individual options to purchase common stock of the Company. Compensation expense was recognized to the extent that the projected fair market value of the stock on the exchange date exceeded the exercise price of the options. Furthermore, additional stock options were granted under this plan with an exercise price equal to the fair market value of the shares on the date of grant. Accordingly, no compensation expense was recorded for these additional grants. The individual stock options granted on July 1, 1997 vested ratably over a period of three or four years. The maximum term of these options was 10 years. At December 31, 2003, 2002 and 2001, options relating to an aggregate of 477,700 shares, 527,701 shares, and 527,701 shares, respectively, remained outstanding under this plan.

     In January 1998 and February 1998, the Company adopted the Directors Compensation Plan and the 1998 Employee Stock Incentive Plan. These plans authorize the issuance of options to purchase up to an aggregate of 760,000 shares of the Company's common stock. The options vest over periods of up to four years. The maximum term under these options is ten years. At December 31, 2003, 2002 and 2001, options relating to an aggregate of 628,217 shares, 731,587 shares and 743,920 shares, respectively, were outstanding under these plans.

     In November 2000, the Board of Directors of the Company approved and authorized the issuance of up to 300,000 shares of the Company's common stock under the 2000 Employee Stock Option Plan. On May 24, 2001, the Company's stockholders approved the NATCO Group Inc. 2001 Stock Incentive Plan, which superceded and replaced the 2000 Plan in its entirety, and increased the number of shares as to which options or awards may be granted under the plan to a maximum of 1,000,000 shares. At December 31, 2003, 2002 and 2001, options relating to an aggregate of 879,422 shares, 807,326 shares and 795,826 shares, respectively, were outstanding under this plan.

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

     Transactions pursuant to the Company's stock option plans for the years ended December 31, 2003, 2002 and 2001, include:

                                                                                       WEIGHTED
                                                                    STOCK OPTIONS      AVERAGE
                                                                       SHARES       EXERCISE PRICE
                                                                    -------------   --------------
    Balance at December 31, 2000................................      1,508,157         $ 6.83
      Granted...................................................        815,693         $ 9.13
      Exercised.................................................       (236,503)        $ 1.47
      Canceled..................................................        (19,900)        $10.05
                                                                      ---------
    Balance at December 31, 2001................................      2,067,447         $ 8.31
      Granted...................................................         17,167         $ 7.48
      Exercised.................................................             --             --
      Canceled..................................................        (18,000)        $ 9.24
                                                                      ---------
    Balance at December 31, 2002................................      2,066,614         $ 8.30
      Granted...................................................        144,167         $ 6.40
      Exercised.................................................        (50,001)        $ 2.22
      Canceled..................................................       (175,441)        $ 9.47
                                                                      ---------
    Balance at December 31, 2003................................      1,985,339         $ 8.21
                                                                      =========
    Price range $5.03 - $6.80 (weighted average remaining
      contractual life of 5.24 years)...........................        751,910         $ 5.65
    Price range $7.00 - $8.81 (weighted average remaining
      contractual life of 5.62 years)...........................        591,794         $ 8.61
    Price range $9.13 - $10.19 (weighted average remaining
      contractual life of 6.50 years)...........................        447,468         $ 9.98
    Price range $11.69 - $12.91 (weighted average remaining
      contractual life of 7.36 years)...........................        194,167         $12.87

                                                                                       WEIGHTED
                                                                    STOCK OPTIONS      AVERAGE
    EXERCISABLE OPTIONS                                                SHARES       EXERCISE PRICE
    -------------------                                             -------------   --------------
    December 31, 2001...........................................        851,872         $6.95
    December 31, 2002...........................................      1,238,198         $7.67
    December 31, 2003...........................................      1,396,494         $8.07

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined by applying the Black-Scholes Single Option--Reduced Term valuation method. This valuation model requires management to make highly subjective assumptions about volatility of NATCO's common stock, the expected term of outstanding stock options, the Company's risk-free interest rate and expected dividend payments during the contractual life of the options. Volatility of stock prices was evaluated based upon historical data from the New York Stock Exchange from the date of the initial public offering, January 28, 2000, to December 31, 2003. Volatility was calculated at 49% as of December 31, 2003, but was stepped-down by 10% per year for the next year to reflect expected stabilization. The following table summarizes other assumptions used to determine pro forma compensation expense under SFAS No. 123 as of December 31, 2003:

    DATE OF GRANT  NUMBER OF OPTIONS   EXPECTED OPTION LIFE   RISK-FREE RATE
    -------------  -----------------   --------------------  ----------------
    Pre-IPO             598,867           7 to 7.5 years        6.40% - 5.24%
    Pre-IPO             322,719              5 years            6.31% - 5.29%
    Post-IPO            622,593              7 years            6.65% - 2.82%
    Post-IPO            441,160             3.5 years           6.60% - 2.51%

     Risk-free rates were determined based upon U.S. Treasury obligations as of the option date and outstanding for a similar term. The Company does not intend to pay dividends on its common stock during the term of the options outstanding as of December 31, 2003.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For the Company's pro forma net earnings and earnings per share for the years ended December 31, 2003, 2002 and 2001, see Note 2, Summary of Significant Accounting Policies.

     At December 31, 2003, pursuant to equity compensation plans approved by the Company's security holders, 1,985,339 shares of common stock could be issued upon exercise of employee stock options, at an average price of $8.21 per share, and 12,500 shares of restricted stock, at an average price of $6.80. An additional 238,195 shares remain available for issuance under the Company's stock option plans at December 31, 2003.

     If Series B Convertible Preferred Shares were converted to common stock at December 31, 2003, an additional 1,921,845 shares of common stock would be issued, along with 248,800 shares related to stock warrants. The issuance of the Series B Convertible Preferred Shares and related stock warrants was not approved by security holders.

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

     The rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of the Company's common stock (20% or more in the case of Lime Rock Partners II, L.P.) or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of the Company's common stock. If a person or group were to acquire 15% or more of the Company's common stock (20% or more in the case of Lime Rock Partners II, L.P.), each right would become a right to buy that number of shares of common stock that would have a market value of two times the exercise price of the right. Rights beneficially owned by the acquiring person or group would, however, become void.

     At any time prior to the time the rights become exercisable, the board of directors may redeem the rights at a price of $0.01 per right. At any time after the acquisition by a person or group of 15% (20% or more in the case of Lime Rock Partners II, L.P.) or more but less than 50% of the common stock, the board may redeem all or part of the rights by issuing common stock in exchange for them at the rate of one share of common stock for each two shares of common stock for which each right is then exercisable. The rights will expire on May 15, 2008 unless previously extended or redeemed.

(13) CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 2003, the Company recorded the cumulative effect of change in accounting principle related to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard required the Company to record the fair value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets, was incurred. In addition, the standard requires the Company to record a corresponding asset that will be depreciated over the life of the asset that gave rise to the liability. Subsequent to the initial measurement of the asset retirement obligation, the Company will be required to adjust the related liability at each reporting date to reflect changes in estimated retirement cost and the passage of time. A loss of $34,000, net of tax, was recorded as of January 1, 2003, as a result of this change in accounting principle. The related asset retirement obligation and asset cost of $96,000, associated with an obligation to remove certain leasehold improvements upon termination of lease arrangements, including concrete pads and equipment. The asset cost will be depreciated over the remaining useful life of the related assets. There was no significant change in the asset or liability during the year ended December 31, 2003.

(14) PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company has adopted SFAS 132, "Employer's Accounting for Pensions and Other Postretirement Benefits," which revised disclosures about pension and other postretirement benefit plans. Disclosures regarding pension benefits represent the plan for certain union employees of a foreign subsidiary. Disclosures regarding postretirement benefits represent health care and life insurance benefits for employees who were retired when the Company was acquired from C-E.

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

     In November 2001, the Company agreed to maintain benefits at pre-amendment levels for a specified class of retirees in exchange for expense reimbursement from the former sponsor of the postretirement benefit plan. The agreement requires reimbursement of $79,000 per year for each of the four succeeding years. Pursuant to this arrangement, the Company received $157,000 and $79,000 as reimbursement of postretirement benefit expenses for the years ended December 31, 2003 and 2002, respectively, and recorded a receivable for the remaining benefit at December 31, 2003.

     In August 2001, the participants of the Canadian pension plan voted to terminate contributions to the plan and receive actuarially determined cash distributions. As of December 31, 2002, the Company had formally terminated the pension plan and benefit payments were distributed, except amounts due to certain retirees, who had not yet replied to notification of pending distributions. In February 2003, the Company paid $245,000 to purchase an annuity contract from The Canada Life Assurance Company, who assumed liability for future pension payments under the NATCO Canada Boilermaker Union Employees' Pension Plan, effective April 1, 2003. The components of net periodic benefit cost under this pension plan were calculated for the period January 1, 2003 through March 31, 2003, and no benefit obligation or fair value of net assets existed under this arrangement as of December 31, 2003.

     On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. The Act's impact has not been reflected in any amounts disclosed in the Company's financial statements or accompany notes. The Company is currently reviewing the effects the Act will have on our plans and expect to complete that review during 2004. In addition, the Company is waiting for guidance from the United States Department of Health and Human Services on how the employer subsidy provision will be administered and from the Financial Accounting Standards Board on how the impact of the Act should be recognized in the Company's financial statements.

     The following table sets forth the plan's benefit obligation, fair value of plan assets, and funded status at December 31, 2003 and 2002.

                                                     PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                                ---------------------------   ---------------------------
                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    2003           2002           2003           2002
                                                ------------   ------------   ------------   ------------
                                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
    CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at beginning of the
      period................................       $ 257          $ 679         $ 14,089      $  11,586
    Service cost............................          --             34               --             --
    Interest cost...........................           8             42              909            830
    Participant and prior sponsor
      contributions.........................          --             --              232            157
    Actuarial (gain) loss...................          --            (31)           3,484          3,503
    Foreign currency exchange rate
      differences...........................          77            (11)              --             --
    Plan amendment..........................          --             --               --             --
    Purchase of annuity contract............        (286)            --               --             --
    Benefit payments........................         (56)          (456)          (2,000)        (1,987)
                                                   -----          -----         --------      ---------

    Benefit obligation at end of period.....       $  --          $ 257         $ 16,714      $  14,089
                                                   =====          =====         ========      =========

    CHANGE IN FAIR VALUE OF PLAN ASSETS
    Fair value of plan assets at beginning
      of period.............................       $ 167          $ 624         $     --      $      --
    Actual return on plan assets............           3             46               --             --
    Foreign currency exchange rate
      differences...........................          50              5               --             --
    Employer contributions..................         136             54            1,768          1,830
    Participant and prior sponsor
      contributions.........................          --             --              232            157
    Experience loss.........................         (14)          (106)              --             --
    Purchase of annuity contract............        (286)            --               --             --
    Benefit payments........................         (56)          (456)          (2,000)        (1,987)
                                                   -----          -----         --------      ---------

    Fair value of plan assets at end of
      period................................          --            167               --             --
                                                   -----          -----         --------      ---------

    Funded status...........................          --            (90)         (16,714)       (14,089)
    Unrecognized loss.......................          --             --            9,889          6,917
    Unrecognized prior service cost.........          --             --           (4,962)        (5,546)
    Unrecognized experience gain/(loss).....          --            (18)              --             --
                                                   -----          -----         --------      ---------

    Prepaid (accrued) benefit cost..........       $  --          $(108)        $(11,787)     $ (12,718)
                                                   =====          =====         ========      =========

    WEIGHTED AVERAGE ASSUMPTIONS
    Discount rate...........................        6.25%          6.25%           6.25%          6.75%
    Expected return on plan assets..........         7.0%           7.0%             N/A            N/A
    Rate of compensation increase...........         N/A            N/A              N/A            N/A
    Health care trend rates.................          --             --        5.0%-8.5%     5.0%- 8.0%
    COMPONENTS OF NET PERIODIC BENEFIT COST:
    Service cost............................       $  --          $  34         $     --      $      --
    Unrecognized prior service cost.........          --             --             (584)          (584)
    Interest cost...........................           6             42              909            830
    Unrecognized loss.......................          --             --              512            225
    Recognized (gains) losses...............           3            (46)              --             --
                                                   -----          -----         --------      ---------

    Net periodic benefit cost...............       $   9          $  30         $    837      $     471
                                                   =====          =====         ========      =========

                                                                              1% Increase    1% Increase
    Effect on interest cost component.......                                    $     74      $      73
    Effect on the health care component of
      the. accumulated postretirement
      benefit obligation                                                        $  1,352      $   1,098

     In December 2003, the Company adopted an amendment to SFAS No. 132, that required various disclosures concerning the Company's postretirement benefit plans and pensions at December 31, 2003 and 2002, including the plan's measurement date, employer's estimated contributions for the next fiscal year, the percentage of fair value of plan assets at the measurement date, data concerning specific assets which contribute to the long-term rate of return used, investment policies and strategies by plan asset category and the basis upon which a long-term rate of return on plan assets was determined.

     The Company measured plan assets and liabilities as of December 31, 2003 and 2002. No employer contributions are expected under the Company's pension plan for the year ended December 31, 2004, since the plan was terminated and all assets distributed as of December 31, 2003. The Company expects to provide contributions of approximately $1.8 million related to a postretirement benefit plan for the year ended December 31, 2004. The Company held no assets related to these pension and postretirement plans as of December 31, 2003, and, therefore, the Company neither calculated a long-term rate of return applicable to plan assets, nor devised investment strategies to manage plan assets.

     Defined Contribution Plans. The Company and its subsidiaries each have defined contribution pension plans covering substantially all nonunion hourly and salaried employees who have completed three months of service. Employee contributions of up to 3% of each covered employee's compensation are matched 100% by the Company, with an additional 2% of covered employee's compensation matched at 50%. In addition, the Company may make discretionary contributions as profit sharing contributions. Company contributions to the plan totaled $1.5 million, $1.4 million and $1.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(15) OPERATING LEASES

     The Company and its subsidiaries lease various facilities and equipment under non-cancelable operating lease agreements. These leases expire on various dates through March 2018, excluding a lease arrangement for a facility at Axsia that requires lease commitments until the facility is sublet to another party. Future minimum lease payments required under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2003, were as follows: 2004--$3.7 million, 2005--$1.6 million, 2006--$1.4 million, 2007--$1.1 and 2008--$828,000. Total expense for operating leases for the years ended December 31, 2003, 2002 and 2001 was $5.4 million, $5.8 million and $5.3 million, respectively.

     For a discussion of lease and rental income, see Note 8, Property, Plant and Equipment, net.

(16) RELATED PARTIES

     The Company pays Capricorn Management G.P., an affiliate company of Capricorn Holdings, Inc., for administrative services, which included office space and parking in Connecticut for the Company's Chief Executive Officer, reception, telephone, computer services and other normal office support relating to that space. Mr. Herbert S. Winokur, Jr., one of the Company's directors, is the Chairman and Chief Executive Officer of Capricorn Holdings, Inc. and the Managing Director of Capricorn Holdings LLC, the general partner of Capricorn Investors II, L.P., a private investment partnership, and directly or indirectly controls approximately 31% of the Company's outstanding common stock. In addition, the Company's Chief Executive Officer, Mr. Gregory, is a non-salaried member of Capricorn Holdings LLC. Capricorn Investors II, L.P. controls approximately 19% of the Company's common stock. Fees paid to Capricorn Management totaled $115,000, $115,000 and $85,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Commencing October 1, 2001, the fee increased to $28,750 per quarter due primarily to upward adjustments in Capricorn Management's underlying lease for office space; this increase was reviewed and approved by the Audit Committee of the Company's Board of Directors. The arrangement is terminable by either party on 90 days notice.

     Under the terms of an employment agreement in effect prior to 1999, the Company loaned its Chief Executive Officer $1.2 million in July 1999 to purchase 136,832 shares of common stock. During February 2000, after the Company completed the initial public offering of its Class A common stock, also pursuant to the terms of that employment agreement, the Company paid this executive officer a bonus equal to the principal and interest accrued under this note arrangement and recorded compensation expense of $1.3 million. The officer used the proceeds of this settlement, net of tax, to repay the Company approximately $665,000. In addition, on October 27, 2000, the Company's board of directors agreed to provide a full recourse loan to this executive officer to facilitate the exercise of certain outstanding stock options. The amount of the loan was equal to the cost to exercise the options plus any personal tax burdens that resulted from the exercise. The maturity of these loans was July 31, 2003, and interest accrued at rates ranging from 6% to 7.8% per annum. As of June 30, 2002, these outstanding notes receivable totaled $3.4 million, including principal and accrued interest. Effective July 1, 2002, the notes were reviewed by the Company's board and amended to extend the maturity dates to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the notes balances as of June 30, 2002, including previously accrued interest. As of December 31, 2003, the balance of the notes (principal and accrued interest) due from this officer under these loan arrangements was $3.6 million. These loans to this executive officer, which were made on a full recourse basis in prior periods to facilitate direct ownership in the Company's common stock, are currently subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002.

     As previously agreed in 2001, the Company loaned an employee who is an executive officer and director $216,000 on April 15, 2002, under a full-recourse note arrangement which accrues interest at 6% per annum and matures on July 31, 2003. The funds were used to pay the exercise cost and personal tax burdens associated with stock options exercised during 2001. Effective July 1, 2002, the note was amended to extend the maturity date to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the note balance as of June 30, 2002, including previously accrued interest. As of December 31, 2003, the balance of the note (principal and interest) due from this officer under this loan arrangement was approximately $233,000. This loan to this executive officer, which was made on a full recourse basis from time to time in prior periods to facilitate direct ownership in the Company's common stock, is currently subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002.

(17) COMMITMENTS AND CONTINGENCIES

     The Porta-Test purchase agreement, executed in January 2000, contains a provision to calculate a payment to certain former stockholders of Porta-Test Systems, Inc. for a three-year period ended January 23, 2003, based upon sales of a limited number of specified products designed by or utilizing technology that existed at the time of the acquisition. Liability under this arrangement was contingent upon attaining certain performance criteria, including gross margins and sales volumes for the specified products. If applicable, payment is required annually. In April 2001, the Company paid $226,000 under this arrangement related to the twelve-month period ended January 23, 2001. In August 2002, the Company paid $197,000 under this arrangement related to the twelve-month period ended January 23, 2002, resulting in an increase in goodwill. Because the performance criteria was not met, the Company did not record additional liability under this arrangement for the twelve-month period ended January 23, 2003.

(18) LITIGATION

     Magnum Transcontinental Corp. Arbitration and Related Matter. These matters stem from an agreement among NATCO Group, Magnum Transcontinental Corporation, the U.S. procurement arm of Petroserv S.A., and Zephyr Offshore, Inc., a Petroserv subsidiary, to manufacture and install a processing plant on a Petroserv rig, and Petroserv's agency agreement with NATCO for certain projects in Brazil. NATCO claims Magnum owes it $418,990 under the plant manufacturing agreement for additional work performed in excess of the days agreed in the contract. NATCO submitted the matter to binding American Arbitration Association arbitration on October 29, 2003. An arbitrator has been selected, and arbitration is scheduled in Houston, Texas during August 2004. In the arbitration, Magnum has counter-claimed for $4,685,000, alleging breach of contract. NATCO has not recorded an accrual related to this matter at December 31, 2003. NATCO disputes the amounts claimed by Magnum, and intends to vigorously pursue its claims while defending against the counterclaim. After NATCO filed its request for arbitration, Petroserv submitted a mediation request under its representation agreement with NATCO, claiming unpaid agency fees on several contracts, including the Magnum contract. No resolution resulted from the mediation, which was held on January 23, 2004. NATCO believes any fees owed to Petroserv under the agency agreement are offset by NATCO's claims against Magnum. NATCO disputes that it owes any fees for the Magnum work or any work obtained in Brazil after the representation agreement terminated in early 2003. It is not presently known what, if any, further action Petroserv will take in this regard.

     The Company and its subsidiaries are defendants or otherwise involved in a number of other legal proceedings in the ordinary course of business. While the Company insures against the risk of these proceedings to the extent deemed prudent by management, NATCO can offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to business activities. While the Company cannot predict the outcome of any legal proceedings with certainty, in the opinion of management, ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

(19) INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

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

     North American Operations: This segment consists of the U.S. Sales and Service business unit, the Company's Canadian and Venezuelan subsidiaries, Latin American operations and CO(2) gas-processing operations. The U.S. Sales and Service business unit designs, engineers, manufactures, and provides start-up services for production equipment, which is generally less complex than those units provided by Engineered Systems, and provides replacement parts, field and shop servicing of equipment, and used equipment refurbishing. NATCO Canada provides design, engineering, manufacturing and start-up services for production equipment, as well as replacement parts, field and shop servicing of equipment and used equipment refurbishing. NATCO Canada also provides manufacturing services for the Engineered Systems segment. Latin American operations generally provide replacement parts to service customers in Latin America. The CO2 gas-processing operations include on-going service at two gas-processing plants in the United States. The principal market for the U.S. Sales and Service business unit is the U.S. onshore and offshore market and the international market. Customers include major multi-national, independent and national or state-owned companies. The principal markets for NATCO Canada are the oil and gas producing regions of Canada. Customers include major multi-national and independent companies.

     Engineered Systems: This segment consists of three business units: U.S. Engineered Systems, NATCO Japan and Axsia, that provide design, engineering, manufacturing and start-up services for engineered process systems. The principal markets for this segment include all major oil and gas producing regions of the world including North America, South America, Europe, the Middle East, Africa and the Far East. Customers include major multi-national, independent and national or state-owned companies.

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

     The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, closure and other, other, net and accounting changes.

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

     Consistent with the recent restructuring in late 2003 and to more closely align the Company's segment presentation to the internal reporting presentation used by the Company's management, the Company changed the presentation of its reportable segments in December 2003, by reclassifying certain manufacturing plants and related assets, totaling $5.6 million, from the Engineered Systems segment to the North American Operations segment. As a result of this reclassification, capital expenditures and depreciation and amortization expense increased for the North American Operations segment by $77,000 and $751,000, respectively, with corresponding decreases in the Engineered Systems segment. Similar reclassifications were made for 2002 of $12.5 million, $303,000 and $945,000, related to total assets, capital expenditures and depreciation and amortization expense, respectively, and in 2001 of $12.8 million, $2.1 million and $569,000, respectively. Presentation of these assets and the associated impact on capital expenditures and depreciation and amortization expense was retroactively reflected in all periods presented below.

     Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                                         AUTOMATION
                                                 NORTH                       &         CORPORATE
                                                AMERICAN    ENGINEERED    CONTROL          &
                                               OPERATIONS    SYSTEMS      SYSTEMS     ELIMINATIONS   CONSOLIDATED
                                               ----------   ----------   ----------   ------------   ------------
                                                                   (UNAUDITED, IN THOUSANDS)
    DECEMBER 31, 2003
      Revenues from unaffiliated
        customers..........................     $131,302     $ 97,496     $52,664            --        $281,462
      Inter-segment revenues...............     $  1,368     $    784     $ 4,015       $(6,167)             --
      Segment profit (loss)................     $ 10,118     $  3,288     $ 4,797       $(3,676)       $ 14,527
      Total assets.........................     $114,608     $ 93,641     $18,080       $11,399        $237,728
      Capital expenditures.................     $ 10,046     $  1,244     $   172       $    24        $ 11,486
      Depreciation and amortization........     $  3,348     $  1,016     $   330       $   375        $  5,069
    DECEMBER 31, 2002
      Revenues from unaffiliated
        customers..........................     $136,457     $105,227     $47,855            --        $289,539
      Inter-segment revenues...............     $    917     $  1,814     $ 4,287       $(7,018)             --
      Segment profit (loss)................     $ 12,249     $  2,963     $ 4,326       $(3,300)       $ 16,238
      Total assets.........................     $102,092     $ 95,201     $22,972       $11,330        $231,595
      Capital expenditures.................     $  2,754     $  1,872     $   436       $   193        $  5,255
      Depreciation and amortization........     $  3,310     $    885     $   456       $   307        $  4,958
    DECEMBER 31, 2001
      Revenues from unaffiliated
        customers..........................     $144,366     $ 98,273     $43,943            --        $286,582
      Inter-segment revenues...............     $    781     $    748     $ 3,750       $(5,279)             --
      Segment profit (loss)................     $ 11,165     $ 12,962     $ 4,327       $(3,855)       $ 24,599
      Total assets.........................     $111,517     $ 91,791     $17,708       $11,735        $232,751
      Capital expenditures.................     $  7,988     $    916     $   465       $   654        $ 10,023
      Depreciation and amortization........     $  4,159     $  3,201     $   501       $   282        $  8,143

     The following table reconciles total segment profit to net income before cumulative effect of change in accounting principle:

                                                                        FOR THE YEAR ENDED
                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                     2003      2002      2001
                                                                    -------   -------   -------
                                                                     (UNAUDITED, IN THOUSANDS)
    Total segment profit........................................    $14,527   $16,238   $24,599
    Net interest expense........................................      4,732     4,750     5,169
    Depreciation and amortization...............................      5,069     4,958     8,143
    Closure and other...........................................      2,105       548     1,600
    Other, net..................................................      1,211       400       429
                                                                    -------   -------   -------
    Net income before income taxes and cumulative effect of
      change in accounting principle............................      1,410     5,582     9,258
      Income tax provision......................................      1,243     1,705     3,895
                                                                    -------   -------   -------
         Net income before cumulative effect of change in
           accounting principle.................................    $   167   $ 3,877   $ 5,363
                                                                    =======   =======   =======

     The impact of the change in measurement method used to determine segment profit (loss) for each of the years ended December 31, 2003, 2002 and 2001, was as follows:

                                                          YEAR ENDED DECEMBER 31, 2003
                                       ------------------------------------------------------------------
                                                                 AUTOMATION
                                         NORTH                       &         CORPORATE
                                        AMERICAN    ENGINEERED    CONTROL          &
                                       OPERATIONS    SYSTEMS      SYSTEMS        OTHER          TOTAL
                                       ----------   ----------   ----------   ------------   ------------
                                                           (UNAUDITED, IN THOUSANDS)
    Original segment profit
      (loss).......................     $  9,761     $  1,809     $ 4,797       $(5,158)       $ 11,211
    Other expense, net and
      closure......................        1,117          191          --         2,010           3,318
    R&D and other..................         (760)       1,288          --          (528)             --
                                        --------     --------     -------       -------        --------
    Segment profit (loss)..........     $ 10,118     $  3,288     $ 4,797       $(3,676)       $ 14,527
                                        ========     ========     =======       =======        ========

                                                          YEAR ENDED DECEMBER 31, 2002
                                       ------------------------------------------------------------------
                                                                 AUTOMATION
                                         NORTH                       &
                                        AMERICAN    ENGINEERED    CONTROL     CORPORATE &
                                       OPERATIONS    SYSTEMS      SYSTEMS        OTHER          TOTAL
                                       ----------   ----------   ----------   ------------   ------------
                                                           (UNAUDITED, IN THOUSANDS)
    Original segment profit
      (loss).......................     $ 12,632     $  2,184     $ 4,627       $(4,153)       $ 15,290
    Other expense, net.............          840         (302)         84           326             948
    R&D and other..................       (1,223)       1,081        (385)          527              --
                                        --------     --------     -------       -------        --------
    Segment profit (loss)..........     $ 12,249     $  2,963     $ 4,326       $(3,300)       $ 16,238
                                        ========     ========     =======       =======        ========

                                                          YEAR ENDED DECEMBER 31, 2001
                                       ------------------------------------------------------------------
                                                                 AUTOMATION
                                         NORTH                       &         CORPORATE
                                        AMERICAN    ENGINEERED    CONTROL          &
                                       OPERATIONS    SYSTEMS      SYSTEMS        OTHER          TOTAL
                                       ----------   ----------   ----------   ------------   ------------
                                                           (UNAUDITED, IN THOUSANDS)
    Original segment profit
      (loss).......................     $ 12,589     $ 11,210     $ 4,718       $(5,947)       $ 22,570
    Other expense, net and
      closure......................          (86)       1,408          75           632           2,029
    R&D and other..................       (1,338)         344        (466)        1,460              --
                                        --------     --------     -------       -------        --------
    Segment profit (loss)..........     $ 11,165     $ 12,962     $ 4,327       $(3,855)       $ 24,599
                                        ========     ========     =======       =======        ========

     The Company's geographic data for continuing operations for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                                                           CORPORATE
                                                  UNITED              UNITED                   &
                                                  STATES    CANADA    KINGDOM    OTHER    ELIMINATIONS   CONSOLIDATED
                                                 --------   -------   -------   -------   ------------   ------------
                                                                      (UNAUDITED, IN THOUSANDS)
DECEMBER 31, 2003
  Revenues from unaffiliated customers.........  $189,964   $30,120   $45,013   $16,365     $    --        $281,462
  Inter-segment revenues.......................  $  4,760   $   604   $  803    $    --     $(6,167)       $     --
                                                 --------   -------   -------   -------     -------        --------
  Revenues.....................................  $194,724   $30,724   $45,816   $16,365     $(6,167)       $281,462
                                                 --------   -------   -------   -------     -------        --------
  Operating income (loss)......................  $ 15,022   $   (79)  $  619    $ 2,641     $(3,676)       $ 14,527
  Total assets.................................  $129,643   $18,629   $72,877   $ 5,180     $11,399        $237,728
DECEMBER 31, 2002
  Revenues from unaffiliated customers.........  $195,215   $24,717   $43,507   $26,100     $    --        $289,539
  Inter-segment revenues.......................  $  5,741   $    54   $1,223    $    --     $(7,018)       $     --
                                                 --------   -------   -------   -------     -------        --------
  Revenues.....................................  $200,956   $24,771   $44,730   $26,100     $(7,018)       $289,539
                                                 --------   -------   -------   -------     -------        --------
  Operating income (loss)......................  $ 12,554   $  (574)  $10,186   $(2,628)    $(3,300)       $ 16,238
  Total assets.................................  $140,456   $14,031   $71,529   $ 5,579     $    --        $231,595
DECEMBER 31, 2001
  Revenues from unaffiliated customers.........  $190,034   $28,746   $50,854   $16,948     $    --        $286,582
  Inter-segment revenues.......................  $  4,629   $    --   $  650    $    --     $(5,279)       $     --
                                                 --------   -------   -------   -------     -------        --------
  Revenues.....................................  $194,663   $28,746   $51,504   $16,948     $(5,279)       $286,582
                                                 --------   -------   -------   -------     -------        --------
  Operating income (loss)......................  $ 13,571   $   589   $12,769   $ 1,525     $(3,855)       $ 24,599
  Total assets.................................  $131,007   $21,071   $71,407   $ 9,266     $    --        $232,751

     Equipment for large international projects is generally manufactured in the United States. Therefore, revenues and results of operations related to these projects were presented as derived from the United States for purposes of this geographic presentation.

(20)  QUARTERLY DATA

     The following tables summarize unaudited quarterly information for the years ended December 31, 2003, 2002 and 2001:

                                                                 FOR THE QUARTER ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                  ---------   --------   -------------   ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         2003
                                                  ---------------------------------------------------
    Revenues, net.............................     $68,013    $70,613       $65,801        $77,035
    Gross profit..............................     $15,811    $16,547       $16,024        $17,621
    Net income (loss) available to common
      stockholders............................     $    30    $   (64)      $  (188)       $  (797)
    Basic earnings (loss) per share available
      to common stockholders..................     $  0.00    $  0.00       $ (0.01)       $ (0.05)
    Fully diluted earnings (loss) per share
      available to common stockholders........     $  0.00    $  0.00       $ (0.01)       $ (0.05)

                                                                         2002
                                                  ---------------------------------------------------
    Revenues, net.............................     $73,578    $74,396       $66,563        $75,002
    Gross profit..............................     $18,263    $17,662       $14,908        $19,352
    Net income (loss) available to common
      stockholders............................     $ 1,773    $ 1,134       $  (336)       $ 1,306
    Basic earnings (loss) per share available
      to common stockholders..................     $  0.12    $  0.07       $ (0.02)       $  0.08
    Fully diluted earnings (loss) per share
      available to common stockholders........     $  0.11    $  0.07       $ (0.02)       $  0.08

                                                                         2001
                                                  ---------------------------------------------------
    Revenues, net.............................     $62,910    $82,559       $74,522        $66,591
    Gross profit..............................     $15,993    $20,305       $20,617        $19,155
    Net income before cumulative effect
      available to common stockholders........     $ 1,376    $   520       $ 1,767        $ 1,700
    Basic earnings per share available to
      common stockholders.....................     $  0.09    $  0.03       $  0.11        $  0.11
    Fully diluted earnings per share available
      to common stockholders..................     $  0.09    $  0.03       $  0.11        $  0.11

(21) GOODWILL IMPAIRMENT TESTING

     The FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. This pronouncement requires that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated for impairment on an annual basis. Intangible assets with a defined term, such as patents, would continue to be amortized over the useful life of the asset.

     The Company adopted SFAS No. 142 on January 1, 2002. Intangible assets subject to amortization under the pronouncement as of December 31, 2003 and 2002 were summarized in the following table:

                                             AS OF DECEMBER 31, 2003   AS OF DECEMBER 31, 2002
                                             -----------------------   -----------------------
                                              GROSS                     GROSS
                                             CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
TYPE OF INTANGIBLE ASSET                      AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
------------------------                     --------   ------------   --------   ------------
                                                         (UNAUDITED, IN THOUSANDS)
Deferred financing fees..................     $3,529       $2,706       $3,304       $1,964
Patents..................................        164           36          145           20
Other....................................        534          275          303          186
                                              ------       ------       ------       ------
  Total..................................     $4,227       $3,017       $3,752       $2,170
                                              ======       ======       ======       ======

     Amortization and interest expense of $847,000, $840,000 and $932,000 were recognized related to these assets for the years ended December 31, 2003, 2002 and 2001, respectively. The estimated aggregate amortization and interest expense for these assets for each of the following five fiscal years is:
2004--$462,000; 2005--$414,000; 2006--$129,000; 2007--$45,000; and
2008--$28,000. For segment reporting purposes, these intangible assets and the related amortization expense were recorded under "Corporate and Eliminations."

     Goodwill was the Company's only intangible asset that required no periodic amortization as of the date of the adoption of SFAS No. 142. Net goodwill at December 31, 2003 and 2002 was $80.1 million and $79.0 million, respectively. The pro forma impact of applying SFAS No. 142 to operating results for the year ended December 31, 2001 would have been a reduction of amortization expense of $3.7 million resulting in net income of $9.0 million. The pro forma increase in basic and diluted earnings per share in 2001 would have been $.23 and $.23, respectively.

     In accordance with SFAS No. 142, the Company tested impairment of goodwill by comparing the fair value of its operating units to the carrying value of those assets, including any related goodwill. As required in the pronouncement, the Company identified separate reporting units for purposes of this evaluation. In determining carrying value, the Company segregated assets and liabilities that, to the extent possible, were clearly identifiable by specific reporting unit. Certain corporate and other assets and liabilities, that were not clearly identifiable by specific reporting unit, were allocated in accordance with the standard. Fair value was determined by discounting projected future cash flows at the Company's weighted average cost of capital rate. The resulting fair value was then compared to the carrying value of the reporting unit to determine whether or not an impairment had occurred at the reporting unit level. No impairment was indicated and, in accordance with the pronouncement, no additional tests were required.

     Net goodwill was $22.4 million, $54.2 million, $4.4 million and $159,000 at December 31, 2003 for the North American Operations segment, Engineered Systems segment, Automation and Control Systems segment and the Corporate and Other segment, respectively, and $20.2 million, $54.2 million, $4.4 million and $159,000, respectively, at December 31, 2002. The change in the value of goodwill between December 31, 2003 and 2002 was due entirely to the impact of exchange rate changes.

     Since no impairment of goodwill was indicated based upon the testing performed, no impairment charge was recorded under SFAS No. 142 as of December 31, 2003 and 2002. Goodwill will be tested for impairment on December 31 on an annual basis.

(22) NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides guidance on reporting and accounting for obligations associated with the retirement of long-lived tangible assets and the related retirement costs. This standard was effective for financial statements issued for fiscal years beginning after June 15, 2002. On January 1, 2003, we adopted this pronouncement and recorded a loss of $34,000, net of tax effect, as the cumulative effect of change in accounting principle. In addition, we recorded an asset retirement obligation liability and asset cost of $96,000, associated with an obligation to remove certain leasehold improvements upon termination of lease arrangements, including concrete pads and equipment. We will depreciate the asset cost over the remaining useful life of the related assets.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement amends existing guidance on reporting gains and losses on extinguishment of debt, prohibiting the classification of the gain or loss as extraordinary. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback arrangements. The provisions of the statement related to the rescission of Statement No. 4 will be applied for the fiscal year beginning after May 14, 2002, with early adoption encouraged. The provisions of the statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early adoption encouraged. SFAS No. 145 has been adopted as of January 1, 2003, with no material effect on the Company's financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The provisions of this pronouncement were applied to any exit or disposal activities on January 1, 2003, with no material effect on the Company's financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation taken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The Company adopted this Interpretation on January 1, 2003 with no material effect on the Company's financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment to FASB Statement No. 123." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods to transition, on a volunteer-basis, to the fair value method of accounting for stock-based employee compensation. Additionally, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain disclosure modifications are required for fiscal years ending after December 15, 2002, if a transition to SFAS No. 123 is elected. The Company has not elected to transition to SFAS No. 123 as of December 31, 2002. See Note 12, Stockholders' Equity.

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

     In December 2003, the FASB issued an amendment of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This amendment, which was effective at December 31, 2003, requires additional annual disclosures about pension or postretirement plan assets and liabilities, as well as investment policies and strategies for plan assets, basis for expected rate of return on assets and total accumulated benefit obligation. In addition, this amendment requires interim disclosures of the components of net periodic benefit cost in tabular format and contributions paid or expected to be paid during the current fiscal year. Effective December 31, 2004, we will be required to disclose benefits expected to be paid in each of the next five years under each pension or postretirement plan, and an aggregate amount expected to be paid for the succeeding five year period under these arrangements. We adopted this amendment to SFAS No. 132 on December 31, 2003, and the required disclosures were included in this Annual Report on Form 10-K. See Note 14, Pension and Other Postretirement Benefits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no changes or disagreements with accountants on accounting and financial disclosure matters during the periods for which consolidated financial statements have been presented within this document.

ITEM 9A.  CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

     Members of our management team, including our Chief Executive Officer and our Chief Financial Officer, have reviewed our disclosure controls and procedures, as defined by the Securities and Exchange Commission in Rule 13a-15(e) of the Securities Exchange Act of 1934, as of December 31, 2003, in an effort to evaluate the effectiveness of the design and operation of these controls. Based upon this review, our management has determined that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures operate such that important information is collected in a timely manner, provided to management and made known to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding disclosure in our public filings.

     Furthermore, no significant changes have been made to our internal controls and procedures during the three months ended December 31, 2003, or prior to filing this Annual Report on Form 10-K, and no corrective actions are anticipated, as we noted no significant deficiencies or material weaknesses in our internal control structure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

NAME                     AGE                POSITION(S)                        COMMITTEE(S)
----                     ---                -----------                        ------------
Nathaniel A. Gregory...  55    Chairman of the Board and Chief        Executive (Chairman)
                               Executive Officer
                               (Class III--term expiring in 2004)
Patrick M. McCarthy....  59    Director and President
                               (Class I--term expiring in 2005)
Keith K. Allan.........  64    Director                               Audit (Chairman), Executive
                               (Class II--term expiring in 2006)
Thomas R. Bates,         54    Director                               Governance, Nominating &
  Jr.(1)...............                                               Compensation (GNC)
John U. Clarke.........  51    Director                               Audit, GNC (Chairman);
                               (Class I--term expiring in 2005)       Executive
George K. Hickox,        45    Director                               Audit
  Jr...................        (Class II--term expiring in 2006)
Herbert S. Winokur,      60    Director                               GNC
  Jr...................        (Class III--term expiring in 2004)
James Crittall.........  60    President--NATCO Canada
Robert A. Curcio.......  47    Senior Vice President--Technology and
                               Product Development
Katherine P. Ellis.....  43    Senior Vice President, General
                               Counsel and Secretary
Richard W.               49    Senior Vice President and Chief
  FitzGerald...........        Financial Officer
Ryan S. Liles..........  49    Vice President, Controller and
                               Principal Accounting Officer
Peter G. Michaluk......  49    Senior Vice President--Europe, Africa
                               and Middle East; Managing
                               Director--Axsia
Richard D. Peters......  44    Senior Vice President and
                               Director--Gas Membrane Systems
C. Frank Smith           52... Executive Vice President
David R. Volz, Jr......  50    President--TEST
Joseph H. Wilson.......  51    Senior Vice President--Marketing

---------------

(1) Appointed by the holders of the Series B Convertible Preferred Stock on March 25, 2003.

     Nathaniel A. Gregory. Chairman of the Board and Chief Executive Officer since April 1993. Prior to joining NATCO, Mr. Gregory held a number of positions in the engineering and construction industry and in investment banking.

     Patrick M. McCarthy. Director since February 1998 and President since December 1997. Mr. McCarthy served as Executive Vice President of NATCO, with marketing and operations responsibilities, from November 1996 to December 1997 and as Senior Vice President--Marketing from June 1994 to November 1996. Prior to joining us in June 1994, Mr. McCarthy was Vice President--Worldwide Oil and Gas at ABB Lummus Crest, an engineering and construction company.

     Keith K. Allan. Chairman of the Audit Committee and Director since February 1998. Mr. Allan was a director of NATCO (U.K.) Ltd. from October 1996 to January 1998. From February 1993 to August 1996, he was Technical Director in the North Sea for Shell U.K. Exploration and Production. From 1965 to February 1993, he served in a number of positions for Royal Dutch/Shell Group.

     Thomas R. Bates, Jr. Director since March 2003. Managing Director of Lime Rock Partners, Houston, Texas, a partnership that invests in growth capital equity for oilfield service companies, since October 2001. Mr. Bates previously served as Senior Vice President, then President, of the Discovery Group of Baker Hughes, Inc. (June 1998 to January 2000), as CEO and President of Weatherford Enterra, Inc. (June 1997 to May 1998) and as President of the Anadrill Division of Schlumberger Ltd. (March 1992 to May 1997). Mr. Bates currently serves as the chairman and a member of the executive committee of Rotary Steerable Tools
(BVI), Inc. (a manufacturer of drilling tools), chairman and a member of the compensation committee of vMonitor, Inc. (a provider of web-based technology for remote monitoring of assets in the oil and gas industry) and a director of New Patriot Drilling.

     John U. Clarke. Director since February 2000, Chairman of the GNC Committee since December 2002. Mr. Clarke has been President of Concept Capital Group, a financial and strategic advisory firm originally founded by Mr. Clarke in 1995 since May 2001. Immediately prior to reestablishing the firm, Mr. Clarke was a Managing Director of SCF Partners, a private equity investment firm. From 1999 to June 2000, Mr. Clarke was Executive Vice President of Dynegy, Inc. where he was also an Advisory Director and member of the Office of the Chairman. Mr. Clarke joined Dynegy in April 1997 as Senior Vice President and Chief Financial Officer. Prior to joining Dynegy, Mr. Clarke was a managing director of Simmons & Company International. From 1995 to 1997, he served as president of Concept Capital Group. Mr. Clarke was Executive Vice President and Chief Financial and Administrative Officer with Cabot Oil and Gas from 1993 to 1995. He was with Transco Energy from 1981 to 1993, last serving as Senior Vice President and Chief Financial Officer. Mr. Clarke is a director and member of the audit committee of Harvest Natural Resources, a publicly traded international oil and gas company, and a director and chairman of the audit committee of The Houston Exploration Company, a publicly traded oil and gas exploration and production company. He also is a director of FuelQuest.com, a market service provider to petroleum marketers.

     George K. Hickox, Jr. Director since November 1998. Mr. Hickox has served as Chairman and Chief Executive Officer of The Wiser Oil Company, a publicly traded, independent oil and gas exploration and production company, since May 2000, and as a general partner of Heller Hickox & Co., a partnership specializing in energy investments, since September 1991. Mr. Hickox also served as a director of Cynara prior to its acquisition by NATCO in November 1998. He presently serves as an officer and director of several privately held companies.

     Herbert S. Winokur, Jr. Director since 1989. Mr. Winokur is Chairman and Chief Executive Officer of Capricorn Holdings, Inc. (a private investment company), and Managing General Partner of Capricorn Investors II, L.P. and Capricorn Investors III, L.P., private investment partnerships concentrating on investments in restructure situations, organized by Mr. Winokur in 1987, 1994 and 1999, respectively. He is also a Managing Member of Capricorn Holdings, LLC and Capricorn Holdings III, LLC (which are General Partners of Capricorn Investors II, L.P. and Capricorn Investors III, L.P., respectively.) Prior to his current appointment, Mr. Winokur was Senior Executive Vice President and director of Penn Central Corporation. Mr. Winokur is also a director of Mrs. Fields' Companies, Inc., CCC Information Services Group, Inc. and Holland Series Fund, Inc.

     James F. Crittall. President of NATCO Canada since November 1996. Mr. Crittall served as Vice President of Technical Operations for NATCO Canada from December 1992 to October 1996. Mr. Crittall joined National Tank Company in 1971 and has served in several managerial positions, including Manager of Engineering and Sales and Manager of Engineering for NATCO Canada, Ltd.

     Robert A. Curcio. Senior Vice President--Technology and Product Development since May 1998. Mr. Curcio spent 20 years at Exxon Corporation and its affiliates in marketing, engineering and manufacturing management. Mr. Curcio served as Global Markets Director--Heavy Duty Diesel Additives of Exxon Chemical's PARAMINS division from February 1996 to May 1998, Global Markets Manager--Specialty and Niche Additives of PARAMINS from January 1995 to February 1996 and PARAMINS Product Manager--Large Engine Additives from July 1992 to January 1995.

     Katherine P. Ellis. Senior Vice President, General Counsel and Secretary since March 2003. Ms. Ellis held various counsel positions for Nabors Industries from December 1996 to December 2002, serving most recently as General Counsel. From 1987 to 1996 she was associated with the law firm of Baker & Botts LLP in Houston, Texas.

     Richard W. FitzGerald. Senior Vice President and Chief Financial Officer of the company since May 2003. Mr. FitzGerald was Senior Vice President and Chief Financial Officer of Universal Compression, Inc., a publicly traded gas compression rental and fabrication company, from 1999 to March 2003. From 1998 to 1999, he served as Vice President--Financial Services of KN Energy. Since 1982, he served in a number of finance and accounting positions at companies in the gas marketing and transportation industry, including various units of Occidental Petroleum Corporation and Peoples Energy.

     Ryan S. Liles. Vice President and Controller since April 2000. Mr. Liles was Controller of Dailey International Inc., an oilfield services company, from October 1994 to April 2000. He served as an Assistant Controller at USPCI, a hazardous waste disposal company, from November 1989 to October 1994.

     Peter G. Michaluk. Senior Vice President--Europe, Africa and Middle East since March 2001. Since 1994, Mr. Michaluk served as Managing Director of Axsia. He joined Axsia in 1978 as a process engineer and held various technical and managerial positions of increasing responsibility prior to assuming his current position.

     Richard D. Peters. Senior Vice President and Director--Gas Membrane Systems since September 2002, Senior Vice President--Americas from March 2001 to August 2002, and Senior Vice President--Engineering from July 2000 to March 2001. From November 1997 to July 2000, he served as President of Cynara. Mr. Peters served as Chief Financial Officer of Cynara from June 1996 to October 1997 and as Project Manager and Accounting Coordinator of Cynara from February 1991 to May 1996.

     C. Frank Smith. Executive Vice President--NATCO Group Inc. since January 2002. Mr. Smith was President of NATCO's U.S. operations from January 1998 until January 2002, and served as Senior Vice President--Sales and Service from September 1993 to December 1997 and as the Northern Region Director of Sales and Service Centers from April 1992 to September 1993.

     David R. Volz, Jr. President of TEST since its acquisition in June 1997. Mr. Volz joined TEST in 1976 as a Technical Specialist and held a number of positions of increasing responsibility prior to serving as President.

     Joseph H. Wilson. Senior Vice President--Marketing since April 1999. Prior to joining us, Mr. Wilson served as Strategic Accounts Manager of Baker Hughes Inc., with responsibilities for strategic business development, from January 1999 to April 1999. From January 1997 to January 1999, Mr. Wilson served as Gulf Coast Region Manager of Baker Hughes INTEQ's fluids, directional drilling and MWD business. From January 1994 to January 1997, Mr. Wilson was Director of Sales and Systems Marketing for all of INTEQ. Prior to January 1994, Mr. Wilson held a number of positions in sales, operations and marketing with Baker Hughes INTEQ, Baker Sand Control and BJ Services, each an oilfield service company.

     Certain Arrangements. Pursuant to our restated certificate of incorporation, as amended, so long as more than 50% of the Series B Preferred Shares remain outstanding, the holders of the Series B Preferred Shares have the right, voting separately as a class with one vote per share, to elect or appoint one director at any annual or special meeting of stockholders or pursuant to written consent. On March 25, 2003, the holders of the Series B Preferred Shares acting by written consent elected Mr. Thomas R. Bates, Jr. to serve as a director of the company pursuant to this right. Mr. Bates will continue to serve as a director at the pleasure of the holders of Series B preferred shares for so long as such right continues. Following certain defaults related to the payment of dividends on or the redemption price for the Series B Preferred Shares, the holders of such stock would be entitled to elect a second director, also voting separately as a class with one vote per share.

     Section 16(a) Beneficial Ownership Reporting Compliance. The Securities Exchange Act of 1934 requires our executive officers and directors, among others, to file certain beneficial ownership reports with the Securities and Exchange Commission. During 2003, Mr. Thomas R. Bates, Jr. submitted one late filing related to his election as a director of the company, which occurred on March 25, 2003 and was reported on

May 2, 2003; and Lime Rock Partners II, LP submitted one late filing related to the issuance of the Series B Preferred Shares, which occurred on March 25, 2003 and was reported on April 25, 2003.

     Identification of Audit Committee; Audit Committee Financial Expert.  Keith
K. Allan (Chairman), John U. Clarke and George K. Hickox, Jr. serve on the audit committee of our board of directors. This is a separately designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our board of directors has determined that it has at least one audit committee financial expert, as defined pursuant to applicable law and regulation, serving on its audit committee, Mr. Clarke.

     Code of Ethics and Governance Matters. NATCO Group Inc. has adopted the Business Ethics Policy, a code of business ethics for directors, officers and employees, and Corporate Governance Guidelines. Our Audit Committee and Governance, Nominating and Compensation Committee have adopted Charters governing their activities. All of these documents are available free of charge through our website, www.natcogroup.com, under "Investor Relations/Corporate Governance." Stockholders may request free copies of these documents from our corporate headquarters in Houston, Texas, located at 2950 North Loop West, 7th Floor, Houston, Texas 77092, Attention: Corporate Secretary.

ITEM 11.  EXECUTIVE COMPENSATION

     Except as specified in the following sentence, the information called for by this item will be contained in our 2004 annual meeting proxy statement or an amendment to this document to be filed within 120 days of December 31, 2003 and is incorporated into this document by reference. Information in our 2004 proxy statement not deemed to be "soliciting material" or "filed" with the Securities and Exchange Commission under its rules, including the Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Five Year Stock Performance Graph, is not deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 10, 2004 by (i) each person known by us to be the beneficial owner of more than 5% of our common stock, (ii) each director, (iii) each of the Named Executive Officers (as defined in "Executive Compensation" below), and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power over the shares indicated as owned by such person.

                                                                                  NUMBER OF
                                                                                    SHARES       PERCENTAGE
                                                                                 BENEFICIALLY   BENEFICIALLY
BENEFICIAL OWNER(1)                                       ADDRESS                   OWNED          OWNED
-------------------                                       -------                ------------   ------------
Bricoleur Capital Management, LLC(2)........  12230 El Camino Real                1,016,557           6%
                                              Suite 1000
                                              San Diego, California 92130
Capricorn Investors II, LP(3)...............  30 East Elm Street                  3,096,355          19%
                                              Greenwich, Connecticut 06830
Lime Rock Partners II, LP(4)................  518 Riverside Avenue                2,170,645          12%
                                              Westport, Connecticut 06880
Royce & Associates(2).......................  1414 Avenue of the Americas         1,195,900           8%
                                              New York, New York 10019
Heartland Advisors, Inc. and William J.
  Nasgovitz(2)(5)...........................  789 North Water Street              1,621,000          10%
                                              Milwaukee, WI 53202
Robert A. Curcio............................  2950 N. Loop West                      82,843           *
                                              Suite 700
                                              Houston, Texas 77092

                                                                                  NUMBER OF
                                                                                    SHARES       PERCENTAGE
                                                                                 BENEFICIALLY   BENEFICIALLY
BENEFICIAL OWNER(1)                                       ADDRESS                   OWNED          OWNED
-------------------                                       -------                ------------   ------------
Nathaniel A. Gregory(6).....................  2950 N. Loop West                   4,431,837          27%
                                              Suite 700
                                              Houston, Texas 77092
Patrick M. McCarthy.........................  2950 N. Loop West                     239,651           2%
                                              Suite 700
                                              Houston, Texas 77092
Richard W. FitzGerald.......................  2950 N. Loop West                          --           *
                                              Suite 700
                                              Houston, Texas 77092
Peter G. Michaluk...........................  2950 N. Loop West                      60,676           *
                                              Suite 700
                                              Houston, Texas 77092
C. Frank Smith..............................  2950 N. Loop West                      84,128           *
                                              Suite 700
                                              Houston, Texas 77092
Keith K. Allan..............................  2950 N. Loop West                      13,334           *
                                              Suite 700
                                              Houston, Texas 77092
Thomas R. Bates, Jr.(7).....................  10375 Richmond Ave.                 2,170,645          12%
                                              Suite 225
                                              Houston, Texas 77042
John U. Clarke..............................  2950 N. Loop West                      18,536           *
                                              Suite 700
                                              Houston, Texas 77092
George K. Hickox, Jr........................  2950 N. Loop West                     216,622           1%
                                              Suite 700
                                              Houston, Texas 77092
Herbert S. Winokur, Jr.(3)..................  30 East Elm Street                  4,958,734          31%
                                              Greenwich, Connecticut 06830
All Directors and Executive Officers as a
  Group (17 persons)........................                                      9,447,535          45%

---------------

 * Indicates beneficial ownership of less than one percent of outstanding common stock

(1) Shares are considered "beneficially owned," for purposes of this table, if the person directly or indirectly has sole or shared voting and investment power with respect to such shares, and/or if a person has the right to acquire shares within 60 days of March 10, 2004. Shares that are indicated as beneficially owned in the table above which meet this 60-day criteria include: (1) Mr. Allan, 13,334; (2) Capricorn Investors II, L.P., 9,334; (3) Mr. Clarke, 8,536; (4) Mr. Curcio, 80,843; (5) Mr. Gregory, 305,239; (6) Mr.
    Hickox, 6,667; (7) Mr. McCarthy, 94,817; (8) Mr. Michaluk, 60,676; (9) Mr.
    Smith, 74,984; and (10) all Directors and executive officers as a group, 869,489.

(2) As reported in a Schedule 13G filed with the Securities and Exchange Commission.

(3) Of the shares indicated as being beneficially owned by Mr. Winokur, 3,096,355 of the shares are owned directly by Capricorn Investors II, LP. Mr Winokur is the Manager of Capricorn Holdings LLC, which in turn serves as the general partner of Capricorn Investors II. As such Mr. Winokur may be deemed to have dispositive voting power over the shares owned by Capricorn Investors II. Of the remaining 1,862,379 shares, Mr. Winokur has sole voting and sole dispositive power with respect to such shares.

(4) Lime Rock Partners II, LP holds 15,000 shares of our Series B Convertible Preferred Stock, representing 100% of the issued and outstanding shares of such series, which would be convertible to 1,921,845 shares of our common stock if converted at December 31, 2003. In addition, Lime Rock Partners II, LP holds immediately exercisable warrants to purchase 248,800 shares of our common stock.

(5) Heartland Advisors, Inc. and William J. Nasgovitz in its capacity as investment adviser to its clients holding shares of NATCO common stock, has shared voting power with respect to 1,422,500 of the 1,621,000 shares it beneficially owns and shares investment power with respect to all of such shares.

(6) Of the shares indicated as being beneficially owned by Mr. Gregory, 3,096,355 of such shares are owned directly by Capricorn Investors II, L.P. Mr. Gregory is a member of Capricorn Holdings LLC, which serves as general partner in Capricorn Investors II. Mr. Gregory disclaims beneficial ownership of such shares exceeding his pecuniary interest.

(7) All of the shares indicated as being beneficially owned by Mr. Bates are owned directly by Lime Rock Partners II, LP. Mr. Bates has an economic interest in such shares though the general partner of Lime Rock Partners II, LP, and is a member of a six-member investment committee that advises the persons who have voting and investment power with respect to the shares owned by Lime Rock. Mr. Bates disclaims beneficial ownership of the shares owned by Lime Rock Investors II, LP.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                     CERTAIN RELATIONSHIPS AND TRANSACTIONS

     Under the terms of an employment agreement in effect prior to 1999, we loaned our Chief Executive Officer $1.2 million in July 1999 to purchase 136,832 shares of common stock. During February 2000, after we completed the initial public offering of our Class A common stock, also pursuant to the terms of that employment agreement, we paid this executive officer a bonus equal to the principal and interest accrued under this note arrangement and recorded compensation expense of $1.3 million. The officer used the proceeds of this settlement, net of tax, to repay the company approximately $665,000. In addition, on October 27, 2000, our Board of Directors agreed to provide a full recourse loan to this executive officer to facilitate the exercise of certain outstanding stock options. The amount of the loan was equal to the cost to exercise the options plus any personal tax burdens that resulted from the exercise. The maturity of these loans was July 31, 2003, and interest accrued at rates ranging from 6% to 7.8% per annum. As of June 30, 2002, the outstanding principal and interest on these notes receivable totaled $3.4 million. Effective July 1, 2002, the notes were reviewed by our board and amended to extend the maturity dates to July 31, 2004, and to require interest to be calculated at an annual rate based on the London Inter-Bank Offered Rate ("LIBOR") plus 300 basis points, adjusted quarterly, applied to the notes balances as of June 30, 2002, including previously accrued interest. As of December 31, 2002, the outstanding principal and interest due from this officer under these notes was $3.6 million. These loans, which were made on a full recourse basis in prior periods to facilitate direct ownership in our common stock, are currently subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002.

     As previously agreed in 2001, we loaned our President $216,000 on April 15, 2002, under a full-recourse note arrangement which accrues interest at 6% per annum and matured on July 31, 2003. The funds were used to pay the exercise cost and personal tax burdens associated with the stock options exercised during 2001. Effective July 1, 2002, the note was amended to extend the maturity date to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the note balance as of June 30, 2002, including previously accrued interest. As of December 31, 2002, the outstanding principal and interest on the note was approximately $233,000. This loan, which was made on a full recourse basis to facilitate direct ownership in our common stock, is currently subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002.

     We pay Capricorn Management G.P., an affiliate company of Capricorn Holdings, Inc., for administrative services, which include office space and parking in Connecticut for our Chief Executive Officer, reception, telephone, computer services and other normal office support relating to that space. Mr. Herbert S. Winokur, Jr., one of our directors, is the Chairman and Chief Executive Officer of Capricorn Holdings, Inc., and the Managing Partner of Capricorn Holdings LLC, which is the general partner of Capricorn Investors II, L.P., a private investment partnership, and directly or indirectly controls approximately 31% of our outstanding common stock. In addition, our Chief Executive Officer, Mr. Gregory, is a non-salaried member of Capricorn Holdings LLC. Capricorn Investors II, LP controls approximately 19% of our common stock. Fees paid to Capricorn Management for these administrative services totaled $115,000, $115,000 and $85,000 for the years ended December 31, 2003, 2002 and
2001, respectively. Commencing October 1, 2001, the fee increased to $28,750 quarterly due primarily to an upward adjustment in Capricorn Management's underlying lease for the office; this increase was reviewed and approved by the Audit Committee of our Board of Directors. The arrangement is terminable by either party on 90 days notice.

     We recorded revenues of $91,000 for the year ended December 31, 2003, related to equipment sold to the Wiser Oil Company. One of our Directors, Mr. George K. Hickox, Jr., is the Chief Executive Officer of Wiser Oil Company. These sales constituted less than one percent of NATCO's consolidated gross revenues. NATCO purchased no equipment from Wiser Oil Company during 2003.

     We recorded revenues of $859,000 for the year ended December 31, 2003, related to equipment sold to The Houston Exploration Company. One of our Directors, Mr. John U. Clarke, is a director of The Houston Exploration Company, a publicly traded oil and gas exploration and production company.

EMPLOYMENT, TERMINATION AND CHANGE IN CONTROL ARRANGEMENTS

     Mr. Gregory serves as our Chairman and Chief Executive Officer under an employment agreement entered into in December 2002, which replaced his prior employment agreement. The current agreement is for a term of three years unless sooner terminated by Mr. Gregory or by us in accordance with its terms. The agreement automatically extends for additional one-year periods unless we notify Mr. Gregory 90 days prior to the termination date of the agreement that we do not wish to renew the agreement. Under his agreement, Mr. Gregory is entitled to receive an annual salary (currently $436,000), an annual bonus with a target award of 75% of Mr. Gregory's base salary based on our financial performance and certain other criteria as are determined annually by our Board of Directors, and such additional bonus payments as the Board may determine in its sole discretion. He is also entitled to participate in our fringe benefit and insurance plans and to reimbursement of certain costs and expenses.

     If, prior to a change in control, we terminate Mr. Gregory's employment for any reason other than cause, or Mr. Gregory terminates his employment for good reason (as defined in the agreement), Mr. Gregory will be entitled to severance pay in accordance with any severance plan or policy that we may then have in effect and any bonus compensation earned under the bonus plan that has previously been deferred under the bonus plan. If, during the 36-month period following a change in control, Mr. Gregory terminates his employment agreement for good reason or we terminate Mr. Gregory, other than for cause, Mr. Gregory will be entitled to salary and accrued vacation through the date of termination, annual bonus earned through the date of termination, three times his base salary and target bonus at the time of notice of termination or of a change in control, whichever is greater; continuation of health, dental and life insurance benefit for a period of three years following the date of termination; and all deferred bonus compensation under the bonus plan. In addition, Mr. Gregory's stock options shall immediately vest on the date of a change in control and the period for exercising certain of these options may be extended.

     Mr. McCarthy serves as our President under an employment agreement entered into in December 2002. The terms of Mr. McCarthy's employment agreement are substantially similar to those of Mr. Gregory under his employment agreement, except that, under Mr. McCarthy's agreement, he is entitled to receive an annual salary (currently $300,000), an annual bonus with a target award of 60% of Mr. McCarthy's base salary, based on our financial performance and certain other criteria which are determined annually by our Board of Directors, and such additional bonus payments as the Board may determine in its sole discretion. If, during the 36-month period following a change in control, Mr. McCarthy terminates his employment agreement for a good reason (as defined in the agreement) or we terminate Mr. McCarthy other than for cause, Mr. McCarthy will be entitled to the same payment, benefits and treatment of his stock options as described above for Mr. Gregory, except that the payment for his base salary shall be two times his base salary at the time of notice of termination or change in control, whichever is greater. Mr. McCarthy also will be entitled to receive a payment equal to one year of his base salary in exchange for an agreement not to compete with the Company.

     In December 2002, we entered into Senior Management Change in Control Agreements with our executive officers, including the other three named executive officers, two of whom have since resigned from the company. Substantially similar agreements were entered into with Mr. FitzGerald and Ms. Ellis in August

2003. These agreements are for an initial term of three years, but renew for successive one-year periods unless terminated earlier as provided in the agreement. If, during the 24-month period following a change in control, the executives employment is terminated by us other than for cause, or by the executive for good reason (as defined in the respective agreements), we are obligated to pay the executive's salary and accrued vacation through the date of termination, annual bonus earned through the date of termination, an amount equal to the product of two time the executive's base salary at the time of termination or of notice of a change in control, whichever is greater, continuation of health, dental and life insurance benefits for a period of two years following the date of termination. These payments are in lieu of any other severance to which the executive may be entitled under other severance arrangements of the company, and are in addition to any stock options of the executive. These stock options shall vest immediately upon the occurrence of a change in control, and certain of these options may have extended exercise periods.

     For purposes of the above-referenced employment and change in control agreements, the extent that any benefit, payment or distribution by the company under the agreement would be subject to the excise tax imposed by Section 4999 of the U.S. internal revenue code, then such amount will be reduced to the extent necessary to avoid the imposition of the excise tax.

     Compensation policies in the event of a change-in-control are reviewed regularly to ensure that the policies reflect terms and conditions consistent with those adopted by comparable companies and that are in our best interests. The Board of Directors or the GNC Committee may change such policies as the facts and circumstances dictate.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Audit Fees. We paid audit fees to our independent public accountants, KPMG LLP, totaling $543,547 and $433,945 for the years ended December 31, 2003 and 2002, respectively, for professional services rendered for the audit or our annual financial statements.

     Audit-Related Fees. We paid audit-related fees to KPMG LLP, totaling $47,521 and $23,000 for the years ended December 31, 2003 and 2002, respectively, related primarily to the audit of financial statements of an employee benefit plan.

     Tax Fees. We paid tax fees to KPMG LLP, totaling $72,587 and $30,523 for the years ended December 31, 2003 and 2002. The fees paid related primarily to tax compliance and consultation related to tax issues in the U.S., Canada and the U.K.

     All Other Fees. We paid other fees to KPMG LLP, totaling $2,750 and $2,750 for the years ended December 31, 2003 and 2002, respectively, related to the preparation of an information return associated with our employee benefit plan.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

     The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent public accountants and auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated to its chairman authority to pre-approve engagements of our independent auditor or other accountants to perform audit or non-audit services in amounts of up to $100,000 per engagement, subject to his subsequently reporting to the committee as to any engagement he approves. The independent public accountants and auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent public accountants and auditors in accordance with this pre-approval, and the fees for the services performed to date. None of the services provided by the independent public accountants and auditors under the categories Audit-Related, Tax and All Other Fees described above were approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in Rule 2-01(c) of Regulation S-X.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

                                                                      PAGE
                                                                      ----
        (1) Financial Statements

                  Independent Auditors' Report......................   39
                  Consolidated Balance Sheets.......................   40
                  Consolidated Statements of Operations.............   41
                  Consolidated Statements of Stockholders' Equity      42
                  and Comprehensive Income..........................
                  Consolidated Statements of Cash Flows.............   43
                  Notes to Consolidated Financial Statements........   44

        (2) Financial Statement Schedules
             No schedules have been included herein because the information required to be submitted has been included in our Consolidated Financial Statements or notes thereto, or the required information is inapplicable.

        (3) Index of Exhibits
             (a) See index of Exhibits for a list of those exhibits
                 filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 (10) (iii) of Regulation S-K.
             (b) Reports on Form 8-K. We filed a report on Form 8-K
                 on November 3, 2003, to announce our operating results for the third quarter of 2003. We filed a report on Form 8-K on February 24, 2004 to announce our operating results for the fourth quarter of 2003. No other reports were filed on Form 8-K during the fourth quarter of 2003.
             (c) Index of Exhibits

                     EXHIBIT NUMBER                              DESCRIPTION
                     --------------                              -----------
                           2.3        --   Securities Purchase Agreement by and among Lime Rock
                                           Partners II, L.P. and NATCO Group Inc., dated March 13,
                                           2003 (incorporated by reference to Exhibit 99.2 of the
                                           Company's Current Report on Form 8-K filed March 14,
                                           2003).
                           3.1        --   Restated Certificate of Incorporation of the Company,
                                           as amended by Certificate of Amendment dated November
                                           18, 1998 and Certificate of Amendment dated November
                                           29, 1999 (incorporated by reference to Exhibit 3.1 of
                                           the Company's Registration Statement No. 333-48851 on
                                           Form S-1).
                           3.2        --   Certificate of Designations of Series A Junior
                                           Participating Preferred Stock (incorporated by
                                           reference to Exhibit 3.2 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                           3.3        --   Certificate of Designations of Series B Convertible
                                           Preferred Stock of NATCO Group Inc. dated March 25,
                                           2003 (incorporated by reference to Exhibit 3.1 of the
                                           Company's Current Report on Form 8-K filed on March 27,
                                           2003).
                           3.4        --   Composite Amended and Restated By-laws of the Company,
                                           as amended (incorporated by reference to Exhibit 3.3 of
                                           the Company's Quarterly Report on Form 10-Q for the
                                           period ended March 31, 2003).

                     EXHIBIT NUMBER                              DESCRIPTION
                     --------------                              -----------
                           4.1        --   Specimen Common Stock certificate (incorporated by
                                           reference to Exhibit 4.1 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                           4.2        --   Registration Rights Agreement by and between Lime Rock
                                           Partners II, L.P. and NATCO Group Inc. dated March 25,
                                           2003 (incorporated by reference to Exhibit 4.1 of the
                                           Company's Current Report on Form 8-K filed on March 27,
                                           2003).
                           4.3        --   Rights Agreement dated as of May 15, 1998 by and among
                                           the Company and Chase Mellon Shareholder Services, LLC
                                           (incorporated by reference to Exhibit 4.2 of the
                                           Company's Registration Statement No. 333-48851 on Form
                                           S-1).
                           4.4        --   First Amendment to Rights Agreement between NATCO Group
                                           Inc. and Mellon Investor Services L.L.C. (as successor
                                           to ChaseMellon Shareholder Services, L.L.C.), as Rights
                                           Agent dated March 25, 2003 (incorporated by reference
                                           to Exhibit 4.2 of the Company's Current Report on Form
                                           8-K filed on March 27, 2003).
                          10.1**      --   Directors Compensation Plan (incorporated by reference
                                           to Exhibit 10.1 of the Company's Registration Statement
                                           No. 333-48851 on Form S-1).
                          10.2**      --   Form of Nonemployee Director's Option Agreement
                                           (incorporated by reference to Exhibit 10.2 of the
                                           Company's Registration Statement No. 333-48851 on Form
                                           S-1).
                          10.3**      --   1998 Employee Stock Incentive Plan (incorporated by
                                           reference to Exhibit 10.3 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                          10.4**      --   Form of Nonstatutory Stock Option Agreement
                                           (incorporated by reference to Exhibit 10.24 to the
                                           Company's Registration Statement No. 333-48851 on Form
                                           S-1).
                          10.6        --   Service and Reimbursement Agreement dated as of July 1,
                                           1997 between the Company and Capricorn Management, G.P.
                                           (incorporated by reference to Exhibit 10.6 of the
                                           Company's Registration Statement No. 333-48851 on Form
                                           S-1).
                          10.7**      --   Form of Indemnification Agreement between the Company
                                           and its officers and directors (incorporated by
                                           reference to Exhibit 10.9 of the Company's Registration
                                           Statement No. 333-48851 on Form S-1).
                          10.8        --   Stockholder's Agreement dated as of July 31, 1997
                                           between the Company, Capricorn Investors, L.P.,
                                           Capricorn Investors II, L.P. And the former
                                           stockholders of The Cynara Company (incorporated By
                                           reference to Exhibit 10.19 of the Company's
                                           Registration Statement No. 333-48851 on Form S-1).
                          10.9**      --   Severance Pay Summary Plan Description (incorporated by
                                           reference to Exhibit 10.21 of the Company's
                                           Registration Statement No. 333-48851 on Form S-1).
                          10.10       --   International Revolving Loan Agreement dated as of June
                                           30, 1997 between National Tank Company and Texas
                                           Commerce Bank, National Association, as amended
                                           (incorporated by reference to Exhibit 10.23 to the
                                           Company's Registration Statement No. 333-48851 on Form
                                           S-1).

                     EXHIBIT NUMBER                              DESCRIPTION
                     --------------                              -----------
                          10.11       --   Loan Agreement ($35,000,000 U.S. Revolving Loan
                                           Facility, $10,000,000 Canadian Revolving Loan Facility,
                                           $5,000,000 U.K. Revolving Loan Facility and $50,000,000
                                           Term Loan Facility) dated as of March 16, 2001 among
                                           NATCO Group Inc., NATCO Canada, Ltd., Axsia Group
                                           Limited, The Chase Manhattan Bank, Royal Bank of
                                           Canada, Chase Manhattan International Limited, Bank
                                           One, N.A. (Main Office Chicago, Illinois), Wells Fargo
                                           Bank Texas, National Association, JP Morgan, a Division
                                           of Chase Securities, Inc., and the other lenders now or
                                           hereafter Parties hereto (incorporated by reference to
                                           Exhibit 10.16 of the Company's Annual Report on Form
                                           10-K for the period ended December 31, 2000).
                          10.12       --   First Amendment to Loan Agreement ($35,000,000 U.S.
                                           Revolving Loan Facility, $10,000,000 Canadian Revolving
                                           Loan Facility, $5,000,000 U.K. Revolving Loan Facility
                                           and $50,000,000 Term Loan Facility) dated as of March
                                           16, 2001 among NATCO Group Inc., NATCO Canada, Ltd.,
                                           Axsia Group Limited, The Chase Manhattan Bank, Royal
                                           Bank of Canada, Chase Manhattan International Limited,
                                           Bank One, N.A. (Main Office Chicago, Illinois), Wells
                                           Fargo Bank Texas, National Association, JP Morgan, a
                                           Division of Chase Securities, Inc., and the other
                                           lenders now or hereafter Parties hereto (incorporated.
                                           by reference to Exhibit 10.17 of the Company's
                                           Quarterly Report on Form 10-Q for the period ended June
                                           30, 2002).
                          10.13       --   Second Amendment to Loan Agreement ($35,000,000 U.S.
                                           Revolving Loan Facility, $10,000,000 Canadian Revolving
                                           Loan Facility, $5,000,000 U.K. Revolving Loan Facility
                                           and $50,000,000 Term Loan Facility) dated as of March
                                           16, 2001 among NATCO Group Inc., NATCO Canada, Ltd.,
                                           Axsia Group Limited, The Chase Manhattan Bank, Royal
                                           Bank of Canada, Chase Manhattan International Limited,
                                           Bank One, N.A. (Main Office Chicago, Illinois), Wells
                                           Fargo Bank Texas, National Association, JP Morgan, a
                                           Division of Chase Securities, Inc., and the other
                                           lenders now or hereafter Parties hereto (incorporated
                                           by reference to Exhibit 10.18 of the Company's
                                           Quarterly Report on Form 10-Q for the period ended June
                                           30, 2002).
                          10.14       --   Third Amendment to Loan Agreement ($35,000,000 U.S.
                                           Revolving Loan Facility, $10,000,000 Canadian Revolving
                                           Loan Facility, $5,000,000 U.K. Revolving Loan Facility
                                           and $50,000,000 Term Loan Facility) dated as of July
                                           31, 2003, but effective April 1, 2003, among NATCO
                                           Group Inc., NATCO Canada, Ltd., Axsia Group Limited,
                                           JPMorgan Chase Bank (successor in interest to The Chase
                                           Manhattan Bank), acting as agent for the U.S. Lenders,
                                           Royal Bank of Canada, acting as agent for the Canadian
                                           Lenders, and J.P. Morgan Europe Limited, acting as
                                           agent for the U.K. Lenders (incorporated by reference
                                           to Exhibit 10.33 of the Company's Quarterly Report on
                                           Form 10-Q for the period ended June 30, 2003).
                          10.15**     --   Second Amended Single Installment Note Between
                                           Nathaniel A. Gregory and NATCO Group Inc., effective
                                           July 1, 2002 (incorporated by reference to Exhibit
                                           10.19 of the Company's Quarterly Report on Form 10-Q
                                           for the period ended June 30, 2002).

                     EXHIBIT NUMBER                              DESCRIPTION
                     --------------                              -----------
                          10.16**     --   Amended Single Installment Note Between Nathaniel
                                           Gregory and NATCO Group Inc., effective July 1, 2002
                                           (incorporated by reference to Exhibit 10.20 of the
                                           Company's Quarterly Report on Form 10-Q for the period
                                           ended June 30, 2002).
                          10.17**     --   Amended Single Installment Note Between Nathaniel
                                           Gregory and NATCO Group Inc., effective July 1, 2002
                                           (incorporated by reference to Exhibit 10.21 of the
                                           Company's Quarterly Report on Form 10-Q for the period
                                           ended June 30, 2002).
                          10.18**     --   Amended Single Installment Note Between Nathaniel
                                           Gregory and NATCO Group Inc., effective July 1, 2002
                                           (incorporated by reference to Exhibit 10.22 of the
                                           Company's Quarterly Report on Form 10-Q for the period
                                           ended June 30, 2002).
                          10.19**     --   Amended Single Installment Note Between Patrick M.
                                           McCarthy and NATCO Group Inc., effective July 1, 2002
                                           (incorporated by reference to Exhibit 10.23 of the
                                           Company's Quarterly Report on Form 10-Q for the period
                                           ended June 30, 2002).
                          10.20**     --   Employment Agreement dated December 11, 2002, between
                                           Nathaniel A. Gregory and NATCO Group Inc. (incorporated
                                           by reference to Exhibit 10.24 of the Company's Annual
                                           Report on Form 10-K for the year ended December 31,
                                           2002).
                          10.21**     --   Employment Agreement dated December 11, 2002, between
                                           Patrick M. McCarthy and NATCO Group Inc. (incorporated
                                           by reference to Exhibit 10.25 of the Company's Annual
                                           Report on Form 10-K for the year ended December 31,
                                           2002).
                          10.22**     --   Senior Management Change in Control Agreement dated
                                           December 11, 2002, between Robert A. Curcio and NATCO
                                           Group Inc. (incorporated by reference to Exhibit 10.26
                                           of the Company's Annual Report on Form 10-K for the
                                           year ended December 31, 2002).
                          10.23**     --   Senior Management Change in Control Agreement dated
                                           December 11, 2002, between Byron J. Eiermann and NATCO
                                           Group Inc. (incorporated by reference to Exhibit 10.27
                                           of the Company's Annual Report on Form 10-K for the
                                           year ended December 31, 2002).
                          10.24**     --   Senior Management Change in Control Agreement dated
                                           December 11, 2002, between Richard D. Peters and NATCO
                                           Group Inc. (incorporated by reference to Exhibit 10.29
                                           of the Company's Annual Report on Form 10-K for the
                                           year ended December 31, 2002).
                          10.25**     --   Senior Management Change in Control Agreement dated
                                           December 11, 2002, between Charles Frank Smith and
                                           NATCO Group Inc. (incorporated by reference to Exhibit
                                           10.30 of the Company's Annual Report on Form 10-K for
                                           the year ended December 31, 2002).
                          10.26**     --   Senior Management Change in Control Agreement dated
                                           December 11, 2002, between David R. Volz, Jr. and NATCO
                                           Group Inc. (incorporated by reference to Exhibit 10.31
                                           of the Company's Annual Report on Form 10-K for the
                                           year ended December 31, 2002).
                          10.27**     --   Senior Management Change in Control Agreement dated
                                           December 11, 2002, between Joseph H. Wilson and NATCO
                                           Group Inc. (incorporated by reference to Exhibit 10.32
                                           of the Company's Annual Report on Form 10-K for the
                                           year ended December 31, 2002).

                     EXHIBIT NUMBER                              DESCRIPTION
                     --------------                              -----------
                          10.28**     --   Amendment of Directors Compensation Plan (incorporated
                                           by reference to Exhibit 10.34 of the Company's
                                           Quarterly Report on Form 10-Q for the period ended June
                                           30, 2003).
                          10.29**     --   Senior Management Change in Control Agreement date
                                           October 7, 2003, between Katherine P. Ellis and NATCO
                                           Group Inc. (incorporated by reference to Exhibit 10.35
                                           of the Company's Quarterly Report on Form 10-Q for the
                                           period ended September 30, 2003).
                          10.30**     --   Senior Management Change in Control Agreement dated
                                           October 7, 2003, between Richard W. FitzGerald and
                                           NATCO Group Inc. (incorporated by reference to Exhibit
                                           10.36 of the Company's Quarterly Report on Form 10-Q
                                           for the period ended September 30, 2003).
                          10.31       --   Second Extension Agreement and Extension Agreement for
                                           the Second Amended and Restated Service and
                                           Reimbursement Agreement between Capricorn Management,
                                           G.P. and NATCO Group Inc. (incorporated by reference to
                                           Exhibit 10.37 of the Company's Quarterly Report on Form
                                           10-Q for the period ended September 30, 2003).
                          10.32*      --   Loan Agreement ($20,000,000 U.S. Revolving Loan
                                           Facility, $5,000,000 Canadian Revolving Loan Facility,
                                           $10,000,000 U.K. Revolving Loan Facility and
                                           $45,000,000 Term Loan Facility) dated as of March 15,
                                           2004 among NATCO Group, Inc., as U.S. Borrower, NATCO
                                           Canada, Ltd., as Canadian Borrower, Axsia Group
                                           Limited, as U.K. Borrower, Wells Fargo Bank, National
                                           Association, as U.S. Agent and Co-Lead Arranger, HSBC
                                           Bank Canada, as Syndications Agent and as Co-Lead
                                           Arranger and the other Lenders now or hereafter parties
                                           thereto.
                          21.1*       --   List of Subsidiaries.
                          23.1*       --   Consent of Independent Auditors.
                          31.1*       --   Certification of Chief Executive Officer of NATCO Group
                                           Inc. pursuant to 15 U.S.C. sec.7241, as adopted
                                           pursuant to Section 302 of the Sarbanes-Oxley Act of
                                           2002.
                          31.2*       --   Certification of Chief Financial Officer of NATCO Group
                                           Inc. pursuant to 15 U.S.C. sec.7241, as adopted
                                           pursuant to Section 302 of the Sarbanes-Oxley Act of
                                           2002.
                          32.1*       --   Certification of Chief Executive Officer and Chief
                                           Financial Officer of NATCO Group Inc. pursuant to 18
                                           U.S.C. sec.1350, as adopted pursuant to Section 906 of
                                           the Sarbanes-Oxley Act of 2002.

---------------

*  Included with this Annual Report.

** Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 15th day of March 2004.

                                          NATCO GROUP INC.
                                          (Registrant)

                                          By:   /s/ NATHANIEL A. GREGORY
                                            ------------------------------------
                                            Nathaniel A. Gregory
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated, on March 15th, 2004.

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




          /s/ PATRICK M. MCCARTHY               Director and President
--------------------------------------------
            Patrick M. McCarthy




         /s/ RICHARD W. FITZGERALD              Senior Vice President and Chief Financial
--------------------------------------------      Officer (Principal Financial Officer)
           Richard W. FitzGerald




             /s/ RYAN S. LILES                  Vice President and Controller (Principal
--------------------------------------------      Accounting Officer)
               Ryan S. Liles




             /s/ KEITH K. ALLAN                 Director
--------------------------------------------
               Keith K. Allan




           /s/ THOMAS BATES, JR.                Director
--------------------------------------------
             Thomas Bates, Jr.




             /s/ JOHN U. CLARKE                 Director
--------------------------------------------
               John U. Clarke




         /s/ GEORGE K. HICKOX, JR.              Director
--------------------------------------------
           George K. Hickox, Jr.




        /s/ HERBERT S. WINOKUR, JR.             Director
--------------------------------------------
          Herbert S. Winokur, Jr.

                                 EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
   2.3        --  Securities Purchase Agreement by and among Lime Rock
                  Partners II, L.P. and NATCO Group Inc., dated March 13, 2003
                  (incorporated by reference to Exhibit 99.2 of the Company's
                  Current Report on Form 8-K filed March 14, 2003).
   3.1        --  Restated Certificate of Incorporation of the Company, as
                  amended by Certificate of Amendment dated November 18, 1998 and Certificate of Amendment dated November 29, 1999
                  (incorporated by reference to Exhibit 3.1 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).
   3.2        --  Certificate of Designations of Series A Junior Participating
                  Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement No. 333-48851 on Form
                  S-1).
   3.3        --  Certificate of Designations of Series B Convertible
                  Preferred Stock of NATCO Group Inc. dated March 25, 2003
                  (incorporated by reference to Exhibit 3.1 of the Company's
                  Current Report on Form 8-K filed on March 27, 2003).
   3.4        --  Composite Amended and Restated By-laws of the Company, as amended (incorporated by reference to Exhibit 3.3 of the
                  Company's Quarterly Report on Form 10-Q for the period ended
                  March 31, 2003).
   4.1        --  Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No.
                  333-48851 on Form S-1).
   4.2        --  Registration Rights Agreement by and between Lime Rock
                  Partners II, L.P. and NATCO Group Inc. dated March 25, 2003
                  (incorporated by reference to Exhibit 4.1 of the Company's
                  Current Report on Form 8-K filed on March 27, 2003).
   4.3        --  Rights Agreement dated as of May 15, 1998 by and among the
                  Company and Chase Mellon Shareholder Services, LLC
                  (incorporated by reference to Exhibit 4.2 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).
   4.4        --  First Amendment to Rights Agreement between NATCO Group Inc.
                  and Mellon Investor Services L.L.C. (as successor to
                  ChaseMellon Shareholder Services, L.L.C.), as Rights Agent
                  dated March 25, 2003 (incorporated by reference to Exhibit
                  4.2 of the Company's Current Report on Form 8-K filed on
                  March 27, 2003).
  10.1**      --  Directors Compensation Plan (incorporated by reference to
                  Exhibit 10.1 of the Company's Registration Statement No.
                  333-48851 on Form S-1).
  10.2**      --  Form of Nonemployee Director's Option Agreement
                  (incorporated by reference to Exhibit 10.2 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).
  10.3**      --  1998 Employee Stock Incentive Plan (incorporated by
                  reference to Exhibit 10.3 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).
  10.4**      --  Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Company's Registration
                  Statement No. 333-48851 on Form S-1).
  10.6        --  Service and Reimbursement Agreement dated as of July 1, 1997 between the Company and Capricorn Management, G.P.
                  (incorporated by reference to Exhibit 10.6 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).
  10.7**      --  Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to
                  Exhibit 10.9 of the Company's Registration Statement No.
                  333-48851 on Form S-1).
  10.8        --  Stockholder's Agreement dated as of July 31, 1997 between the Company, Capricorn Investors, L.P., Capricorn Investors
                  II, L.P. And the former stockholders of The Cynara Company
                  (incorporated By reference to Exhibit 10.19 of the Company's
                  Registration Statement No. 333-48851 on Form S-1).
  10.9**      --  Severance Pay Summary Plan Description (incorporated by reference to Exhibit 10.21 of the Company's Registration
                  Statement No. 333-48851 on Form S-1).
  10.10       --  International Revolving Loan Agreement dated as of June 30,
                  1997 between National Tank Company and Texas Commerce Bank,
                  National Association, as amended (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement No.
                  333-48851 on Form S-1).

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
  10.11       --  Loan Agreement ($35,000,000 U.S. Revolving Loan Facility,
                  $10,000,000 Canadian Revolving Loan Facility, $5,000,000
                  U.K. Revolving Loan Facility and $50,000,000 Term Loan
                  Facility) dated as of March 16, 2001 among NATCO Group Inc.,
                  NATCO Canada, Ltd., Axsia Group Limited, The Chase Manhattan
                  Bank, Royal Bank of Canada, Chase Manhattan International
                  Limited, Bank One, N.A. (Main Office Chicago, Illinois),
                  Wells Fargo Bank Texas, National Association, JP Morgan, a
                  Division of Chase Securities, Inc., and the other lenders
                  now or hereafter Parties hereto (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K
                  for the period ended December 31, 2000).
  10.12       --  First Amendment to Loan Agreement ($35,000,000 U.S.
                  Revolving Loan Facility, $10,000,000 Canadian Revolving Loan
                  Facility, $5,000,000 U.K. Revolving Loan Facility and
                  $50,000,000 Term Loan Facility) dated as of March 16, 2001 among NATCO Group Inc., NATCO Canada, Ltd., Axsia Group
                  Limited, The Chase Manhattan Bank, Royal Bank of Canada,
                  Chase Manhattan International Limited, Bank One, N.A. (Main
                  Office Chicago, Illinois), Wells Fargo Bank Texas, National
                  Association, JP Morgan, a Division of Chase Securities,
                  Inc., and the other lenders now or hereafter Parties hereto
                  (incorporated. by reference to Exhibit 10.17 of the
                  Company's Quarterly Report on Form 10-Q for the period ended
                  June 30, 2002).
  10.13       --  Second Amendment to Loan Agreement ($35,000,000 U.S.
                  Revolving Loan Facility, $10,000,000 Canadian Revolving Loan
                  Facility, $5,000,000 U.K. Revolving Loan Facility and
                  $50,000,000 Term Loan Facility) dated as of March 16, 2001 among NATCO Group Inc., NATCO Canada, Ltd., Axsia Group
                  Limited, The Chase Manhattan Bank, Royal Bank of Canada,
                  Chase Manhattan International Limited, Bank One, N.A. (Main
                  Office Chicago, Illinois), Wells Fargo Bank Texas, National
                  Association, JP Morgan, a Division of Chase Securities,
                  Inc., and the other lenders now or hereafter Parties hereto
                  (incorporated by reference to Exhibit 10.18 of the Company's
                  Quarterly Report on Form 10-Q for the period ended June 30,
                  2002).
  10.14       --  Third Amendment to Loan Agreement ($35,000,000 U.S.
                  Revolving Loan Facility, $10,000,000 Canadian Revolving Loan
                  Facility, $5,000,000 U.K. Revolving Loan Facility and
                  $50,000,000 Term Loan Facility) dated as of July 31, 2003, but effective April 1, 2003, among NATCO Group Inc., NATCO
                  Canada, Ltd., Axsia Group Limited, JPMorgan Chase Bank
                  (successor in interest to The Chase Manhattan Bank), acting as agent for the U.S. Lenders, Royal Bank of Canada, acting as agent for the Canadian Lenders, and J.P. Morgan Europe
                  Limited, acting as agent for the U.K. Lenders (incorporated by reference to Exhibit 10.33 of the Company's Quarterly
                  Report on Form 10-Q for the period ended June 30, 2003).
  10.15**     --  Second Amended Single Installment Note Between Nathaniel A.
                  Gregory and NATCO Group Inc., effective July 1, 2002
                  (incorporated by reference to Exhibit 10.19 of the Company's
                  Quarterly Report on Form 10-Q for the period ended June 30,
                  2002).
  10.16**     --  Amended Single Installment Note Between Nathaniel Gregory
                  and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.20 of the Company's Quarterly
                  Report on Form 10-Q for the period ended June 30, 2002).
  10.17**     --  Amended Single Installment Note Between Nathaniel Gregory
                  and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.21 of the Company's Quarterly
                  Report on Form 10-Q for the period ended June 30, 2002).
  10.18**     --  Amended Single Installment Note Between Nathaniel Gregory
                  and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.22 of the Company's Quarterly
                  Report on Form 10-Q for the period ended June 30, 2002).
  10.19**     --  Amended Single Installment Note Between Patrick M. McCarthy
                  and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.23 of the Company's Quarterly
                  Report on Form 10-Q for the period ended June 30, 2002).
  10.20**     --  Employment Agreement dated December 11, 2002, between
                  Nathaniel A. Gregory and NATCO Group Inc. (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2002)

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
  10.21**     --  Employment Agreement dated December 11, 2002, between
                  Patrick M. McCarthy and NATCO Group Inc. (incorporated by
                  reference to Exhibit 10.25 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2002).
  10.22**     --  Senior Management Change in Control Agreement dated December
                  11, 2002, between Robert A. Curcio and NATCO Group Inc.
                  (incorporated by reference to Exhibit 10.26 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2002).
  10.23**     --  Senior Management Change in Control Agreement dated December
                  11, 2002, between Byron J. Eiermann and NATCO Group Inc.
                  (incorporated by reference to Exhibit 10.27 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2002).
  10.24**     --  Senior Management Change in Control Agreement dated December
                  11, 2002, between Richard D. Peters and NATCO Group Inc.
                  (incorporated by reference to Exhibit 10.29 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2002).
  10.25**     --  Senior Management Change in Control Agreement dated December
                  11, 2002, between Charles Frank Smith and NATCO Group Inc.
                  (incorporated by reference to Exhibit 10.30 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2002).
  10.26**     --  Senior Management Change in Control Agreement dated December
                  11, 2002, between David R. Volz, Jr. and NATCO Group Inc.
                  (incorporated by reference to Exhibit 10.31 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2002).
  10.27**     --  Senior Management Change in Control Agreement dated December
                  11, 2002, between Joseph H. Wilson and NATCO Group Inc.
                  (incorporated by reference to Exhibit 10.32 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2002).
  10.28**     --  Amendment of Directors Compensation Plan (incorporated by reference to Exhibit 10.34 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003).
  10.29**     --  Senior Management Change in Control Agreement date October
                  7, 2003, between Katherine P. Ellis and NATCO Group Inc.
                  (incorporated by reference to Exhibit 10.35 of the Company's
                  Quarterly Report on Form 10-Q for the period ended September
                  30, 2003).
  10.30**     --  Senior Management Change in Control Agreement dated October
                  7, 2003, between Richard W. FitzGerald and NATCO Group Inc.
                  (incorporated by reference to Exhibit 10.36 of the Company's
                  Quarterly Report on Form 10-Q for the period ended September
                  30, 2003).
  10.31       --  Second Extension Agreement and Extension Agreement for the
                  Second Amended and Restated Service and Reimbursement
                  Agreement between Capricorn Management, G.P. and NATCO Group
                  Inc. (incorporated by reference to Exhibit 10.37 of the
                  Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 2003).
  10.32*      --  Loan Agreement ($20,000,000 U.S. Revolving Loan Facility,
                  $5,000,000 Canadian Revolving Loan Facility, $10,000,000
                  U.K. Revolving Loan Facility and $45,000,000 Term Loan
                  Facility) dated as of March 15, 2004 among NATCO Group,
                  Inc., as U.S. Borrower, NATCO Canada, Ltd., as Canadian
                  Borrower, Axsia Group Limited, as U.K. Borrower, Wells Fargo
                  Bank, National Association, as U.S. Agent and Co-Lead
                  Arranger, HSBC Bank Canada, as Syndications Agent and as
                  Co-Lead Arranger and the other Lenders now or hereafter
                  parties thereto.
  21.1*       --  List of Subsidiaries.
  23.1*       --  Consent of Independent Auditors.
  31.1*       --  Certification of Chief Executive Officer of NATCO Group Inc.
                  pursuant to 15 U.S.C. sec.7241, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  31.2*       --  Certification of Chief Financial Officer of NATCO Group Inc.
                  pursuant to 15 U.S.C. sec.7241, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  32.1*       --  Certification of Chief Executive Officer and Chief Financial
                  Officer of NATCO Group Inc. pursuant to 18 U.S.C. sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

 * Included with this Annual Report.
** Management contracts or compensatory plans or arrangements.