Form 10-Q
period 2004-03-31
NATCO GROUP INC
filed 2004-05-10
CIK 1057693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

       As of April 30, 2004, $0.01 par value per share, 15,922,661 shares

                                NATCO GROUP INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004
                                TABLE OF CONTENTS

                                                                          PAGE
                                                                           NO.
                                                                          ----
PART I -- FINANCIAL INFORMATION

Item 1.         Financial Statements...................................     3
                Condensed Consolidated Balance Sheets -- March 31,
                2004 (unaudited) and December 31, 2003.................     3
                Unaudited Condensed Consolidated Statements of
                Operations -- Three Months Ended March 31, 2004 and
                2003...................................................     4
                Unaudited Condensed Consolidated Statements of Cash
                Flows -- Three Months Ended March 31, 2004 and 2003....     5
                Notes to Unaudited Condensed Consolidated Financial
                Statements.............................................     6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................    17

Item 3.         Quantitative and Qualitative Disclosures About Market
                Risk...................................................    26

Item 4.         Controls and
                Procedures.............................................    26

PART II -- OTHER INFORMATION

Item 1.         Legal Proceedings......................................    27

Item 6.         Exhibits and Reports on Form 8-K.......................    27

Signatures      .......................................................    28

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        NATCO GROUP INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  MARCH 31,     DECEMBER 31,
                                                                    2004            2003
                                                                 ----------     ------------
                                                                 (UNAUDITED)
                             ASSETS
Current assets:
  Cash and cash equivalents..................................    $    3,018      $   1,751
  Trade accounts receivable, net.............................        71,229         70,902
  Inventories................................................        35,448         34,573
  Prepaid expenses and other current assets..................         8,592          7,770
                                                                 ----------      ---------
        Total current assets.................................       118,287        114,996
Property, plant and equipment, net...........................        36,666         37,076
Goodwill, net................................................        80,014         80,097
Deferred income tax assets, net..............................         4,296          4,290
Other assets, net............................................         1,176          1,269
                                                                 ----------      ---------
        Total assets.........................................    $  240,439      $ 237,728
                                                                 ==========      =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt.....................    $    7,926      $   5,617
  Accounts payable...........................................        34,877         38,976
  Accrued expenses and other.................................        33,349         30,257
  Customer advances..........................................         5,980          5,527
                                                                 ----------      ---------
        Total current liabilities............................        82,132         80,377
Long-term debt, excluding current installments...............        39,739         38,003
Postretirement benefit and other long-term liabilities.......        12,518         12,771
                                                                 ----------      ---------
        Total liabilities....................................       134,389        131,151
                                                                 ----------      ---------

Series B redeemable convertible preferred stock (aggregate
  redemption value of $15,000), $.01 par value. 15,000 shares
  authorized, issued and outstanding  (net of issuance costs).       14,101         14,101

Stockholders' equity:
  Preferred stock $.01 par value. Authorized 5,000,000 shares
  (of which 500,000 are designated as Series A and 15,000 are
  designated as Series B); no shares issued and outstanding              --             --
  (except Series B shares above).............................
  Series A preferred stock, $.01 par value. Authorized 500,000
    shares; no shares issued and outstanding.................            --             --
  Common stock, $.01 par value. Authorized
    50,000,000 shares; issued and outstanding 15,922,661 and
    15,854,067 shares as of March 31, 2004 and December 31,
    2003, respectively.......................................           159            159
  Additional paid-in capital.................................        97,783         97,351
  Accumulated earnings.......................................         7,696          8,115
  Treasury stock, 795,692 shares at cost as of March 31, 2004
    and December 31, 2003....................................       (7,182)        (7,182)
  Accumulated other comprehensive loss.......................        (2,630)        (2,127)
  Notes receivable from officers.............................        (3,877)        (3,840)
                                                                 -----------     ---------
        Total stockholders' equity...........................        91,949         92,476
                                                                 ----------      ---------
Commitments and contingencies
        Total liabilities and stockholders' equity...........    $  240,439      $ 237,728
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

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                       -------------------
                                                         2004        2003
                                                       -------     -------
Revenues...........................................    $71,984     $68,013
Cost of goods sold.................................     55,169      52,202
                                                       -------     -------
          Gross profit.............................     16,815      15,811
Selling, general and administrative expense........     13,295      12,644
Depreciation and amortization expense..............      1,374       1,230
Closure and other..................................         --         230
Interest expense...................................        935       1,062
Write-off of unamortized loan costs................        667          --
Interest cost on postretirement benefit liability..        225         209
Interest income....................................        (62)        (49)
Other, net.........................................        454         346
                                                       -------     -------
   Income (loss) before income taxes and cumulative
      effect of change in accounting principle.....        (73)        139
Income tax provision (benefit).....................        (29)         50
                                                       -------     -------
   Net income (loss) before cumulative effect of
      change in accounting principle...............        (44)         89
Cumulative effect of change in accounting principle
      (net of tax benefit of $18 in 2003)..........         --          34
                                                       -------     -------
          Net income (loss)........................    $   (44)    $    55
 Preferred stock dividends.........................        375          25
                                                       -------     -------
          Net income (loss) available to common
           stockholders........................        $  (419)    $    30
                                                       =======     =======
Earnings (loss) per share -- basic:
Net income (loss) before cumulative effect of
  change in accounting principle...................    $ (0.03)    $    --
Cumulative effect of change in
  accounting principle ............................         --          --
                                                       -------     -------
          Net income (loss)........................    $ (0.03)    $    --
                                                       =======     =======

Earnings (loss) per share -- diluted:
Net income (loss) before cumulative effect of
  change in accounting principle...................    $ (0.03)    $    --
Cumulative effect of change in
  accounting principle.............................         --          --
                                                       -------     -------
          Net income (loss)........................    $ (0.03)    $    --
                                                       =======     =======

Basic weighted average number of shares of
  common stock outstanding.........................     15,908      15,804
Diluted weighted average number of shares
  of common stock outstanding......................     15,908      15,874

           See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        -------------------
                                                                          2004        2003
                                                                          ----       ------
Cash flows from operating activities:
  Net income (loss)...............................................      $    (44)    $    55
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Cumulative effect of change in accounting
       principle..................................................             --         34
     Deferred income tax expense..................................            129        125
     Depreciation and amortization expense........................          1,374      1,230
     Non-cash interest income.....................................            (37)       (40)
     Non-cash interest expense....................................            166        193
     Write-off of unamortized loan costs..........................            667         --
     Revaluation of warrants and other............................            (26)        --
     Interest cost on postretirement benefit liability                        225        209
     (Gain)/loss on the sale of property, plant and
       equipment..................................................              5       (231)
     Change in assets and liabilities:
       Increase in trade accounts receivable......................            (21)    (6,575)
       Increase in inventories....................................           (875)      (653)
       Increase in prepaid expense and other current
         assets...................................................           (763)    (1,985)
       Increase in long-term assets...............................            (67)      (119)
       Increase (decrease) in accounts payable....................         (3,849)     6,921
       Increase (decrease) in accrued expenses and
         other....................................................          2,296     (2,307)
       Increase (decrease) in customer advances...................            396       (818)
                                                                        ---------    -------
          Net cash used in operating activities...................           (424)    (3,961)
                                                                        ---------    -------
Cash flows from investing activities:
  Capital expenditures for property, plant and
    equipment.....................................................           (839)    (3,072)
  Proceeds from the sale of property, plant and
    equipment.....................................................             60        618
                                                                        ---------    -------
          Net cash used in investing activities...................           (779)    (2,454)
                                                                        ---------    -------
Cash flows from financing activities:
  Net repayments under long-term revolving
    credit facilities.............................................        (10,134)    (5,592)
  Repayments of long-term debt....................................        (30,774)    (1,775)
  Borrowings of long-term debt....................................         45,000         --
  Proceeds from the issuance of preferred stock, net..............             --     14,101
  Issuance related to employee stock options......................            359         --
  Deferred financing fees.........................................           (684)        --
  Change in bank overdrafts.......................................           (304)      (989)

  Payments on postretirement benefit liability....................           (504)      (374)
                                                                        ---------    -------
          Net cash provided by financing activities ..............          2,959      5,371
                                                                        ---------    -------
Effect of exchange rate changes on cash and cash
  equivalents.....................................................           (489)       637
                                                                        ----------   -------
Change in cash and cash equivalents...............................          1,267       (407)
Cash and cash equivalents at beginning of period..................          1,751      1,689
                                                                        ---------    -------
Cash and cash equivalents at end of period........................      $   3,018    $ 1,282
                                                                        =========    =======
Cash payments for:
  Interest........................................................      $     419    $ 1,022
  Income taxes....................................................      $      95    $   340

           See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

         The accompanying condensed consolidated interim financial statements and related disclosures are unaudited and have been prepared by NATCO Group Inc. pursuant to generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission. As permitted by these regulations, certain information and footnote disclosures that would typically be required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, the Company's management believes that these statements reflect all the normal recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented, so that these interim financial statements are not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filing for the year ended December 31, 2003.

         To prepare financial statements in accordance with generally accepted accounting principles, the Company's management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses incurred during the reporting period. Actual results could differ from those estimates. Furthermore, certain reclassifications have been made to 2003 amounts in order to present these results on a comparable basis with amounts for 2004. These reclassifications had no impact on net income.

         References to "NATCO" and "the Company" are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

(2) EMPLOYEE STOCK OPTIONS

         The Company accounts for its employee stock option plans by applying the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. If entities continued to apply the provision of APB Opinion No. 25, pro forma net income and earnings per share disclosures would be required for all employee stock option grants made in 1995 and subsequent years, as if the fair value-based method defined in SFAS No. 123 had been applied. SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment to FASB Statement No. 123," issued in December 2002, provided alternative methods to transition to the fair value method of accounting for stock-based compensation, on a volunteer basis, and required additional disclosures at annual and interim reporting dates. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosures required by SFAS No. 123.

         The Company determines pro forma net income and earnings per share by applying the Black-Scholes Single Option -- Reduced Term valuation method. This valuation model requires management to make highly subjective assumptions about the volatility of NATCO's common stock, the expected term of outstanding stock options, the Company's risk-free interest rate and expected dividend payments during the contractual life of the options. The following table summarizes these pro forma net earnings and earnings per share amounts for the three-month periods ended March 31, 2004 and 2003.

                                                    THREE MONTHS ENDED
                                                   -------------------
                                                        MARCH 31,
                                                        ---------
                                                    2004         2003
                                                   ------       ------
                                                     (unaudited; in
                                                  thousands, except per
                                                      share amounts)
Net income (loss) available to common
   stockholders -- as reported............         $ (419)      $   30
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all
   awards, net of related tax effects                (151)        (151)
                                                   ------       ------
Pro forma loss............................         $ (570)      $ (121)
                                                   ======       ======

Loss per share:
   Basic -- as reported...................         $(0.03)      $   --
   Basic -- pro forma ....................         $(0.04)      $(0.01)
   Diluted -- as reported.................         $(0.03)      $   --
   Diluted -- pro forma...................         $(0.04)      $(0.01)

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

         Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder, into (1) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares) at March 31, 2004, and (2) a cash payment equal to the amount of dividends on such shares that have accrued since the prior semi-annual dividend payment date. As of March 31, 2004, the Company had accrued dividends payable of $375,000 related to the Series B Preferred Shares.

         In the event of a change in control, as defined in the certificate of designations for the Series B Preferred Shares, each holder of the Series B Preferred Shares has the right to convert the Series B Preferred Shares into common stock or to cause the Company to redeem for cash some or all of the Series B Preferred Shares at an aggregate redemption price equal to the greater of (1) the sum of (a) $1,000 (adjusted for stock splits, stock dividends, etc.) multiplied by the number of shares to be redeemed, plus (b) an amount (not less than zero) equal to the product of $500 (adjusted for stock splits, stock dividends, etc.) multiplied by the aggregate number of the Series B Preferred Shares to be redeemed, less the sum of the aggregate amount of dividends paid in cash since the issuance date, plus any gain on the related warrants, and (2) the aggregate face value of the Series B Preferred Shares plus the aggregate amount of dividends that have accrued on such shares since the last dividend payment date. If the holder of the Series B Preferred Shares converts upon a change in control occurring on or before March 25, 2006, the holder also would be entitled to receive cash in an amount equal to the dividends that would have accrued through March 25, 2006 less the sum of the aggregate amount of dividends paid in cash through the date of conversion, and the aggregate amount of dividends accrued in prior periods but not yet paid.

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

         If the Series B Preferred Shares are converted under contingent redemption features, any redemption amount greater than carrying value would be recorded as a reduction of income available to common stockholders when the event becomes probable.

         If the Company fails to pay dividends for two consecutive periods or any redemption price due with respect to the Series B Preferred Shares for a period of 60 days following the payment date, the Company would be in default under the terms of such shares. During a default period, (1) the dividend rate on the Series B Preferred Shares would increase to 10.25%, (2) the holders of the Series B Preferred Shares would have the right to elect or appoint a second director to the Board of Directors and (3) the Company would be restricted from paying dividends on, or redeeming or acquiring its common or other outstanding stock, with limited exceptions. If the Company fails to set aside or make payments in cash of any redemption price due with respect to the Series B Preferred Shares, and the holders elect, the Company's right to redeem the shares may be terminated.

         The warrants issued to Lime Rock Partners II, L.P. have an exercise price of $10.00 per share of common stock and expire on March 25, 2006. The Company can force the exercise of the warrants if NATCO's common stock trades above $13.50 per share for 30 consecutive days. The warrants contain a provision whereby the holder could require the Company to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The Company recorded the resulting liability of $99,000 as of the issuance date. The Company adjusted this liability to $122,000 as of March 31, 2004, as a result of the change in the fair value of the warrants. Similarly, changes in fair value in future periods will be recorded in net income during the period of the change.

(4) EARNINGS (LOSS) PER SHARE

         The Company computed basic earnings per share by dividing net income
(loss) available to common stockholders by the weighted average number of shares outstanding for the period. Net loss available to common stockholders at March 31, 2004, represented the net loss before the cumulative effect of change in accounting principle less preferred stock dividends accrued. The Company determined diluted earnings (loss) per common and potential common share at March 31, 2004, as net loss available to common stockholders divided by the weighted average number of shares outstanding for the period, after applying the if-converted method to determine any incremental shares associated with convertible preferred stock, warrants and restricted stock outstanding. Since the effect of such incremental shares was anti-dilutive at March 31, 2004, these shares were not considered common and potential common shares for purposes of calculating earnings (loss) per share at March 31, 2004, in accordance with SFAS No. 128, "Earnings per Share." Outstanding employee stock options were considered potential common shares for purposes of this calculation. However, potential common shares related to employee stock options were anti-dilutive for the three-month period ended March 31, 2004, as the Company recorded a net loss available to common stockholders during this period. For the three months ended March 31, 2003, potential common shares related to employee stock options included in diluted weighted average shares were 70,525 shares. Anti-dilutive stock options were excluded from the calculation of potential common shares. If anti-dilutive shares were included in the calculation for the three-month periods ended March 31, 2004 and 2003, the impact would have been a reduction of 321,385 shares and 465,598 shares, respectively. The following table presents the computation of basic and diluted earnings (loss) per common and potential common share for the three months ended March 31, 2004 and 2003, respectively:

                                          THREE MONTHS ENDED MARCH 31, 2004                  THREE MONTHS ENDED MARCH 31, 2003
                                     ------------------------------------------          -----------------------------------------
                                      INCOME              SHARES      PER-SHARE           INCOME            SHARES       PER-SHARE
                                    (NUMERATOR)        (DENOMINATOR)    AMOUNT          (NUMERATOR)      (DENOMINATOR)     AMOUNT
                                     ---------          -----------   ---------          ---------        -----------     --------
                                                          (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) before
  cumulative effect of change
  in accounting principle             $   (44)                                             $  89
Less: Preferred stock
  dividends accrued                      (375)                                               (25)
                                      -------                                              -----

Basic EPS:
Income (loss) available to
  common stockholders before
  cumulative effect of change
  in accounting principle             $  (419)            15,908        $ (0.03)           $  64            15,804          $   --
                                                                        ========                                            ======

Effect of dilutive securities:
Stock options                              --                 --                              --                70
                                      -------             ------                           -----            ------

Diluted EPS:
Income (loss) available to
  common stockholders before
  cumulative effect of change
  in accounting principle plus
  assumed conversions                 $  (419)            15,908        $ (0.03)           $  64            15,874          $   --
                                      =======             ======        =======            =====            ======          ======

(5) INVENTORIES

         Inventories consisted of the following amounts:

                                         MARCH 31,        DECEMBER 31,
                                           2004              2003
                                         --------         -----------
                                       (UNAUDITED)
                                               (IN THOUSANDS)
Finished goods......................     $ 11,499           $11,778
Work-in-process.....................        8,732             8,402
Raw materials and supplies..........       17,082            16,168
                                         --------           -------
  Inventories at FIFO...............       37,313            36,348
Excess of FIFO over LIFO cost ......       (1,865)           (1,775)
                                         --------           -------
                                         $ 35,448           $34,573
                                         ========           =======

         For the three months ended March 31, 2004, cost of goods sold was increased by $10,000 due to the liquidation of LIFO layers.

(6) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

         Cost and estimated earnings on uncompleted contracts were as follows:

                                                          MARCH 31,       DECEMBER 31,
                                                            2004              2003
                                                          --------        -----------
                                                         (UNAUDITED)
                                                                (IN THOUSANDS)
Cost incurred on uncompleted contracts...............     $ 68,320          $86,076
Estimated earnings...................................       18,511           22,585
                                                          --------          -------
                                                            86,831          108,661
Less billings to date................................       70,793           91,288
                                                          --------          -------
                                                          $ 16,038          $17,373
                                                          ========          =======
Included in the accompanying balance sheet under the
  captions:
  Trade accounts receivable..........................     $ 20,665          $22,375
  Advance payments...................................       (4,627)          (5,002)
                                                          --------          -------
                                                          $ 16,038          $17,373
                                                          ========          ========

(7) CLOSURE AND OTHER

         In September 2003, the Company recorded expenses of $722,000 associated with a management-approved restructuring plan, which included the involuntary termination of certain administrative and operating personnel in connection with the closure of a manufacturing facility in Covington, Louisiana, at the Company's corporate headquarters, at the Company's research and development facility in Tulsa, Oklahoma, and related to the consolidation of operations in the U.K. Of the total expense recognized under this restructuring plan, $640,000 related to post-employment benefits, which were accounted for in accordance with SFAS No. 112, "Employers' Accounting for Post-employment Benefits, an amendment of FASB Statements No. 5 and 43," and $82,000 related to consultant's fees, equipment moving costs and employee relocations, which were accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." During the quarter ended March 31, 2004, the Company incurred an additional $77,000 of expense related to this restructuring plan, offset by accrual reversals as a result of changes in the assessment of liability under this plan, resulting in no impact on net loss for the period. The Company had a liability of $31,000 related to this restructuring plan as of March 31, 2004.

         In December 2003, the Company's management approved additional restructuring costs including a plan to close an Engineered Systems location in Singapore and recorded closure and other expense of $692,000, of which $515,000 related to severance, $35,000 related to the termination of a lease arrangement and $142,000 related to employee relocation. As of March 31, 2004, the Company had a liability of $163,000 related to this restructuring plan.

         As of December 31, 2002, the Company had recorded a liability totaling $304,000 related to certain restructuring costs incurred in connection with the closure of a manufacturing facility in Edmonton, Alberta, Canada. Throughout 2003, this liability was reduced by $263,000, of which $137,000 related to amounts paid and $126,000 related to a change in the assessment of liability under the lease arrangement for the facility, with an increase in the accrual of $47,000 related to exchange rate changes. As of March 31, 2004, the Company had a liability of $112,000 related to this restructuring plan. In addition, the Company recorded closure and other expense associated with this Canadian restructuring plan of $230,000 during the three months ended March 31, 2003, which were not included as part of the December 31, 2002 restructuring reserve. These costs included equipment moving costs and employee relocations, including severance costs of $129,000 that were not identified as restructuring costs as of the plan measurement date.

(8) LONG-TERM DEBT

         The Company had the following consolidated borrowings as of the dates indicated:

                                                                 MARCH 31,        DECEMBER 31,
                                                                   2004               2003
                                                                 ---------        -----------
                                                                (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
BANK DEBT
2004 term loan with variable interest rate (3.94% at March
  31, 2004) and quarterly payments of principal ($1,607)
  and interest, due March 31, 2007..........................      $45,000          $    --
2001 term loan with variable interest rate (3.91% at
  December 31, 2003) and quarterly payments of principal
  ($1,750) and interest, due March 31, 2006.................           --           30,750
2001 revolving credit bank loans with variable interest
  rate (4.88% at  December 31, 2003) and quarterly
  interest payments, due March 31, 2004.....................           --           10,881
Promissory note with variable interest rate (4.43% at
  March 31, 2004 and 4.40% at December 31, 2003) and
  quarterly payments of principal ($24) and interest, due
  February 8, 2007..........................................        1,265            1,289
Revolving credit bank loans (export sales facility) with
  variable interest rate (4.00% at March 31, 2004 and
  December 31, 2003) and monthly interest payments,
  due July 23, 2004.........................................        1,400              700
                                                                  -------          -------
  Total.....................................................      $47,665          $43,620
    Less current installments...............................       (7,926)          (5,617)
                                                                  -------          -------
       Long-term debt.......................................      $39,739          $38,003
                                                                  =======          =======

         On March 15, 2004, the Company replaced its term loan and revolving facilities agreement, referred to as the 2001 term loan and revolving credit facilities, with a new term loan and revolving facilities agreement, referred to as the 2004 term loan and revolving credit facilities, which provides for a term loan of $45.0 million, a U.S. revolving facility with a borrowing capacity of $20.0 million, a Canadian revolving facility with a borrowing capacity of $5.0 million and a U.K. revolving facility with a borrowing capacity of $10.0 million. All of the revolver borrowing capacities under the 2004 term loan and revolving credit facilities agreement are subject to borrowing base limitations.

         The Company recorded a charge of $667,000 in March 2004 to expense unamortized loan costs related to the 2001 term loan and revolving credit facilities, and incurred an additional $684,000 of deferred loan costs related to the 2004 term loan and revolving credit facilities which will be amortized as interest expense through the term of the facilities in March 2007.

         The 2004 term loan and revolving credit facilities agreement provides for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility ("EBITDA"), and ranging from, at the Company's election,
(1) a high of the London Inter-bank Borrowing Rate ("LIBOR") plus 2.75% to a low of LIBOR plus 2.00% or (2) a high of a base rate plus 1.75% to a low of a base rate plus 1.00%. The Company will pay commitment fees related to this agreement on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, calculated at 0.50% at March 31, 2004.

         Borrowings of $45.0 million were outstanding under the term loan portion of the 2004 term loan and revolving credit facilities at March 31, 2004, and bore interest at 3.94% per annum. No borrowings were outstanding under the revolving credit portion of the 2004 term loan and revolving credit facilities at March 31, 2004. However, the Company had letters of credit outstanding under these revolving facilities of $19.1 million. Fees related to these letters of credit were approximately 2.75% of the outstanding balance at March 31, 2004. These letters of credit support contract performance and warranties and expire at various dates through February 2008.

         The 2004 term loan and revolving credit facilities agreement is guaranteed by the Company and its operating subsidiaries and is secured by a first lien or first priority security interest in or pledge of substantially all of the assets of the borrowers, including accounts receivable, inventory, equipment, intangibles, equity interests in U.S. subsidiaries and 66-1/3% of the equity interest in active, non-U.S. subsidiaries. Assets of the Company and its active U.S. subsidiaries secure the U.S., Canadian and U.K. revolving facilities, assets of the Company's Canadian subsidiary also secure the Canadian facility and assets of the Company's U.K. subsidiaries also secure the U.K. facility. The U.S. facility is guaranteed by each U.S. subsidiary of the Company, while the Canadian and U.K. facilities are guaranteed by NATCO Group Inc., each of its U.S. subsidiaries and the Canadian subsidiary or the U.K. subsidiaries, as applicable.

         The 2004 term loan and revolving credit facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA (as defined in the 2004 term loan and revolving credit facilities agreement), impose a minimum fixed charge coverage ratio, a minimum asset coverage ratio and a minimum net worth requirement. On March 31, 2004, the Company was in compliance with all restrictive debt covenants under its loan agreements.

         Prior to March 15, 2004, the Company maintained the 2001 term loan and revolving credit facilities, which consisted of a $50.0 million term loan, a $30.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $10.0 million U.K. revolving facility. The 2001 term loan was to mature on March 31, 2006, and each of the 2001 revolving facilities was to mature on March 31, 2004.

         In July 2002, the Company's lenders approved the amendment of various provisions of the 2001 term loan and revolving credit facilities agreement, effective April 1, 2002. This amendment revised certain restrictive debt covenants, modified certain defined terms, allowed for future capital investment in the Company's Sacroc CO2 processing facility in West Texas, facilitated the issuance of up to $7.5 million of subordinated indebtedness, increased the aggregate amount of operating lease expense allowed during a fiscal year and permitted an increase in borrowings under the export sales credit facility, without further lender consent, up to a maximum of $20.0 million. These modifications resulted in higher commitment fee percentages and interest rates than in the original loan agreement, based on the Funded Debt to EBITDA ratio, as defined in the underlying agreement, as amended.

         In July 2003, the Company's lenders approved an amendment of the 2001 term loan and revolving credit facilities agreement, effective April 1, 2003. The amendment modified several restrictive covenant terms, including the Fixed Charge Coverage Ratio and Funded Debt to EBITDA Ratio, each as defined in the agreement, as amended. Under the Company's 2001 term loan and revolving credit facilities agreement, certain debt covenants became more restrictive during the fourth quarter of 2003, and the Company was required to obtain a waiver of the covenants related to net worth, Funded Debt to EBITDA ratio and Fixed Charge Coverage Ratio through March 31, 2004, subject to the Company meeting a minimum EBITDA threshold, in order to remain in compliance with the agreement, as amended. The Company met this threshold requirement and was in compliance with all covenant requirements, as amended.

         Amounts borrowed under the 2001 revolving facilities portion of the agreement bore interest at a rate based upon the ratio of Funded Debt to EBITDA and ranging from, at the Company's election, (1) a high of LIBOR plus 3.00% to a low of LIBOR plus 1.75% or (2) a high of a base rate plus 1.50% to a low of a base rate plus 0.25%.

         The Company paid commitment fees of 0.30% to 0.625% per year after 2002 on the undrawn portion of the 2001 revolving credit facilities agreement, depending upon the ratio of Funded Debt to EBITDA. Prior to retirement of this facility in March 2004, the Company's commitment fees were calculated at a rate of 0.625% during the quarter.

         On February 6, 2002, the Company borrowed $1.5 million under a long-term promissory note to finance the purchase of a manufacturing facility in Magnolia, Texas. This note accrues interest at the 90-day LIBOR plus 3.25% per annum, and requires quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002, with a final balloon payment due February 2007. This promissory note is collateralized by the manufacturing facility in Magnolia, Texas.

         The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which borrowings of $1.4 million were outstanding at March 31, 2004, and which bore interest at 4.00% per annum. Letters of credit outstanding under this facility as of March 31, 2004 totaled $58,000. Fees related to these letters of credit were approximately 1% of the outstanding balance at March 31, 2004. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The facility loans mature on July 23, 2004, and require renewal annually.

         The Company also had unsecured letters of credit and bonds totaling $584,000 and performance guarantees totaling $8.2 million at March 31, 2004.

(9) INCOME TAXES

         NATCO's effective income tax rate for the three months ended March 31, 2004 was 39%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials, losses in foreign subsidiaries, changes in valuation allowances recorded and certain permanent book-to-tax differences.

(10) INDUSTRY SEGMENTS

         The Company's operations are organized into three separate business segments: North American Operations, which primarily provides traditional, standard and small custom production equipment and components, replacement parts, used equipment and components, equipment servicing and field operating support (including operations of our domestic CO2 membrane facility); Engineered Systems, which primarily provides customized and more complex technological equipment, large scale integrated oil and gas production systems, and equipment and services provided by certain international operations (including Axsia); and Automation and Control Systems, which provides control panels and systems that monitor and control oil and gas production, as well as installation and start-up and other field services related to instrumentation and electrical systems.

         The accounting policies of the reportable segments were consistent with the policies used to prepare the Company's condensed consolidated financial statements for the respective periods presented. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, closure and other, write-off of unamortized loan costs, other, net and accounting changes.

         In September 2003, the Company changed the presentation of its reportable segments by reclassifying certain technology and product development ("TPD") costs and bonus expenses among the business segments from the "Corporate and Other" segment. In addition, Other, net was excluded from the determination of segment profit (loss). These changes were made as a result of a change in management's internal reporting to better state total costs and profits of each segment and have been retroactively reflected in all periods presented.

         Consistent with the recent restructuring in late 2003 and to more closely align the Company's segment presentation to the internal reporting presentation used by the Company's management, the Company changed the presentation of its reportable segments in December 2003, by reclassifying certain manufacturing plants and related assets from the Engineered Systems segment to the North American Operations segment. As a result of this reclassification, total assets, capital expenditures and depreciation and amortization expense for the North American Operations segment for the quarter ended March 31, 2003 increased by $12.5 million, $47,000 and $239,000, respectively, with corresponding decreases in the Engineered Systems segment, in order to present these amounts on a comparable basis with the segment results for the quarter ended March 31, 2004.

Summarized financial information for the Company's reportable segments is shown in the following table.

                                             NORTH                          AUTOMATION
                                           AMERICAN       ENGINEERED         & CONTROL        CORPORATE &
                                          OPERATIONS        SYSTEMS           SYSTEMS            OTHER           TOTAL
                                          ----------      ----------        -----------       -----------        -----
                                                                    (UNAUDITED, IN THOUSANDS)
THREE MONTHS ENDED
  MARCH 31, 2004
Revenues from unaffiliated customers...    $37,234         $23,936           $10,814             $    --        $ 71,984
Inter-segment revenues.................        274             172               804               (1,250)            --
Segment profit (loss)..................      4,839            (174)              388               (1,533)         3,520
Total assets...........................    114,174          96,474            18,513               11,278        240,439
Capital expenditures...................        648             137                47                    7            839
Depreciation and amortization..........        948             224               101                  101          1,374
THREE MONTHS ENDED
  MARCH 31, 2003
Revenues from unaffiliated customers...    $27,965         $26,016           $14,032             $     --       $ 68,013
Inter-segment revenues.................        650              30             1,209               (1,889)            --
Segment profit (loss)..................      1,545           1,240             1,319                 (937)         3,167
Total assets...........................    107,249         101,088            21,277               12,656        242,270
Capital expenditures...................      2,530             442                99                    1          3,072
Depreciation and amortization..........        814             234                93                   89          1,230

         The following table reconciles total segment profit to net income
(loss) before cumulative effect of change in accounting principle:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ----------------------
                                                         2004              2003
                                                        ------             -----
                                                       (UNAUDITED, IN THOUSANDS)
Total segment profit                                    $3,520            $3,167
Net interest expense                                     1,098             1,222
Depreciation and amortization                            1,374             1,230
Closure and other                                           --               230
Write-off of unamortized loan costs                        667
Other, net                                                 454               346
                                                        ------            ------
    Net income (loss) before income taxes and
    cumulative effect of change in
    accounting principle                                   (73)              139
Income tax provision (benefit)                             (29)               50
                                                        ------            ------
    Net income (loss) before cumulative
    effect of change in accounting principle            $  (44)              $89
                                                        ======            ======

         The following table summarizes the impact on segment profit (loss) of the September 2003 change in measurement method used for the three months ended March 31, 2003:

                                                                     THREE MONTHS ENDED MARCH 31, 2003
                                        -------------------------------------------------------------------------------------
                                        NORTH AMERICAN         ENGINEERED        AUTOMATION &         CORPORATE
                                          OPERATIONS            SYSTEMS         CONTROL SYSTEMS        & OTHER          TOTAL
                                        --------------         ----------       ---------------       ----------       -------
                                                                       (UNAUDITED, IN THOUSANDS)
Original segment
  profit (loss):                            $ 1,264             $    972             $ 1,319             $ (964)       $ 2,591
Other expense, net and closure                  453                  (88)                 --                211            576
TPD and other                                  (172)                 356                  --               (184)            --
                                            -------             --------             -------             ------        -------
    Segment profit (loss)                   $ 1,545             $  1,240             $ 1,319             $ (937)       $ 3,167
                                            =======             ========             =======             ======        =======

(11) PENSION AND OTHER POSTRETIREMENT BENEFITS

         The Company maintains a postretirement benefit plan that provides health care and life insurance benefits for retired employees of a predecessor company. This plan is accounted for in accordance with SFAS No. 132, "Employer's Accounting for Pensions and

Other Postretirement Benefits." The Company has recorded a liability for the actuarially determined accumulated postretirement benefit obligation associated with this plan.

         On December 31, 2003, the President of the United States signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. The Company has not finalized its review of the effects the Act will have on its postretirement benefit arrangement and is waiting for guidance from the United States Department of Health and Human Services on how the employer subsidy provision will be administered and guidance from the Financial Accounting Standards Board on how the impact of the Act should be recognized in the Company's financial statements. However, based upon a preliminary assessment, the Company's actuaries estimated that this law could reduce the Company's overall accumulated postretirement benefit obligation by $1.9 million, and thereby reduce the annual net periodic benefit cost associated with this plan. Based on this preliminary assessment, for the three months ended March 31, 2004, net periodic benefit cost was reduced by approximately $74,000, of which $29,000 related to a reduction of interest cost and $45,000 related to a reduction of the amortization of the cumulative experience loss, to reflect the most recent estimate of the Company's net periodic benefit cost under this postretirement benefit plan. The Company intends to continue to review its assessment of the impact of this law on its postretirement benefit plan during 2004, and expects to adjust net periodic benefit cost accordingly.

         The following table summarizes the components of net periodic benefit cost under the Company's postretirement benefit plan as of March 31, 2004 and 2003, respectively:

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                         2004            2003
                                                         ----            ----
                                                       (UNAUDITED, IN THOUSANDS)
Unrecognized prior service cost                        $ (146)          $ (146)
Interest cost                                             221              227
Unrecognized loss                                         150              128
                                                       ------           ------
   Net periodic benefit cost                           $  225           $  209
                                                       ======           ======

         During the three months ended March 31, 2004, there were no significant modifications or changes to the level of contributions provided to the plan by the Company or the plan participants.

         Prior to plan termination, the Company maintained a plan that provided pension benefits to certain union employees in Canada. In August 2001, the participants of the plan voted to terminate contributions to the plan and receive actuarially determined cash distributions. The plan was formally terminated in December 2002, with distributions paid in early 2003. In February 2003, the Company purchased an annuity contract, and effective April 2003, all liability for any future claims related to this plan were transferred to the contract insurer. For the three months ended March 31, 2003, net periodic benefit cost under this plan was $9,000, attributable primarily to interest cost.

(12) GOODWILL AND INTANGIBLE ASSETS

         In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets with indefinite lives, including goodwill, on an impairment basis, while intangible assets with a defined term, such as patents, are amortized over the useful life of the asset.

         Intangible assets subject to amortization as of March 31, 2004 and 2003 were:

                                         AS OF MARCH 31, 2004             AS OF MARCH 31, 2003
                                       ------------------------         ------------------------
                                         GROSS                           GROSS
                                       CARRYING        ACCUMULATED      CARRYING      ACCUMULATED
    TYPE OF INTANGIBLE ASSET            AMOUNT         AMORTIZATION      AMOUNT      AMORTIZATION
    -----------------------            -------         ------------     --------     ------------
                                                       (UNAUDITED, IN THOUSANDS)
Deferred financing fees                $   684            $  10         $ 3,324         $ 2,157
Patents                                    164               40             152              24
Other                                      534              286             299             208
                                       -------            -----         -------         -------
  Total                                $ 1,382            $ 336         $ 3,775         $ 2,389
                                       =======            =====         =======         =======

         Amortization and interest expense of $181,000 and $219,000 were recognized related to these assets for the three months ended March 31, 2004 and 2003, respectively. In addition, the Company recorded expense of $667,000 related to the write-off of deferred financing fees resulting from the retirement of the 2001 term loan and revolving credit facilities. See Note 8, Long-term Debt. The estimated aggregate amortization and interest expense for these assets for each of the following five fiscal years, excluding the write-off of deferred financing fees mentioned above, is: 2004 -- $400,000; 2005 -- $291,000; 2006 -- $286,000; 2007 --
$90,000; and 2008 -- $28,000. For segment reporting purposes, these intangible assets and the related amortization expense were recorded under "Corporate and Other."

         Net goodwill of $80.0 million was the Company's only intangible asset that did not require periodic amortization as of March 31, 2004. The change in the value of goodwill during the three months ended March 31, 2004 related entirely to currency exchange rate fluctuations.

         In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2003, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the three months ended March 31, 2004, as management noted no indications of goodwill impairment.

(13) CHANGE IN ACCOUNTING PRINCIPLE

         Effective January 1, 2003, NATCO recorded the cumulative effect of change in accounting principle related to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard required the Company to record the fair value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets, was incurred. In addition, the standard requires the Company to record a corresponding asset that will be depreciated over the life of the asset that gave rise to the liability. Subsequent to the initial measurement of the asset retirement obligation, the Company will be required to adjust the related liability at each reporting date to reflect changes in estimated retirement cost and the passage of time. The Company recorded a loss of $34,000, net of tax, as of January 1, 2003, as a result of this change in accounting principle. The related asset retirement obligation and asset cost of $96,000 was associated with an obligation to remove certain leasehold improvements upon termination of lease arrangements, including concrete pads and equipment. The asset cost will be depreciated over the remaining useful life of the related assets. There was no significant change in the asset or liability during the three months ended March 31, 2004.

(14) RELATED PARTY TRANSACTIONS

         Under the terms of an employment agreement in effect prior to 1999, the Company loaned its Chief Executive Officer $1.2 million in July 1999 to purchase 136,832 shares of common stock. During February 2000, after the Company completed the initial public offering of its Class A common stock (now known as common stock), also pursuant to the terms of that employment agreement, the Company paid this executive officer a bonus equal to the principal and interest accrued under this note arrangement and recorded compensation expense of $1.3 million. The officer used the proceeds of this settlement, net of tax, to repay the Company approximately $665,000. In addition, on October 27, 2000, the Company's board of directors agreed to provide a full recourse loan to this executive officer to facilitate the exercise of certain outstanding stock options. The amount of the loan was equal to the cost to exercise the options plus any personal tax burdens that resulted from the exercise. The maturity of these loans was July 31, 2003, and interest accrued at rates ranging from 6% to 7.8% per annum. As of June 30, 2002, these outstanding notes receivable totaled $3.4 million, including principal and accrued interest. Effective July 1, 2002, the notes were reviewed by the Company's board and amended to extend the maturity dates to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the notes balances as of June 30, 2002, including previously accrued interest. As of March 31, 2004, the balance of the notes (principal and accrued interest) due from this officer under these loan arrangements was $3.6 million. These loans to this executive officer, which were made on a full recourse basis in prior periods to facilitate direct ownership in the Company's common stock, are currently subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002.

         As previously agreed in 2001, the Company loaned an employee who is an executive officer and director $216,000 on April 15, 2002, under a full-recourse note arrangement which accrued interest at 6% per annum and was to mature on July 31, 2003. The funds were used to pay the exercise cost and personal tax burdens associated with stock options exercised during 2001. Effective July 1, 2002, the note was amended to extend the maturity date to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the note balance as of June 30, 2002, including previously accrued interest. As of March 31, 2004, the balance of the note (principal and interest) due from this officer under this loan arrangement was approximately $235,000. This loan to this executive officer, which was made on a full recourse basis in prior periods to facilitate direct ownership in the Company's common stock, is currently subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002.

(15) LITIGATION

         Magnum Transcontinental Corp. Arbitration and Related Matter. These matters stem from an agreement among NATCO Group, Magnum Transcontinental Corporation, the U.S. procurement arm of Petroserv S.A., and Zephyr Offshore, Inc., a Petroserv subsidiary, to manufacture and install a processing plant on a Petroserv rig, and Petroserv's agency agreement with NATCO for certain projects in Brazil. NATCO claims Magnum owes it $418,990 under the plant manufacturing agreement for additional work performed in excess of the days agreed in the contract. NATCO submitted the matter to binding American Arbitration Association arbitration on October 29, 2003. An arbitrator has been selected, and arbitration is scheduled in Houston, Texas during August 2004. In the arbitration, Magnum has counter-claimed for $4,685,000, alleging breach of contract. NATCO has not recorded an accrual related to this matter at March 31, 2004. NATCO disputes the amounts claimed by Magnum, and views a substantial portion of the counterclaim to be barred by the consequential damages provisions of the contract. NATCO intends to vigorously pursue its claims while defending against the counterclaim. After NATCO filed its request for arbitration, Petroserv submitted a mediation request under its representation agreement with NATCO, claiming unpaid agency fees on several contracts, including the Magnum contract. The mediation, held on January 23, 2004, was unsuccessful. NATCO believes any fees owed to Petroserv under the agency agreement are offset by NATCO's claims against Magnum. NATCO disputes that it owes any fees for the Magnum work or any work obtained in Brazil after the representation agreement terminated in early 2003. It is not presently known what, if any, further action Petroserv will take in this regard.

         The Company and its subsidiaries are defendants or otherwise involved in a number of other legal proceedings in the ordinary course of business. While the Company insures against the risk of these proceedings to the extent deemed prudent by management, NATCO can offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to business activities. While the Company cannot predict the outcome of any legal proceedings with certainty, in the opinion of management, ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

(16) RECENT ACCOUNTING PRONOUNCEMENTS

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

         In December 2003, the FASB issued an amendment of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This amendment, which was effective at December 31, 2003, requires additional annual disclosures about pension or postretirement plan assets and liabilities, as well as investment policies and strategies for plan assets, basis for expected rate of return on assets and total accumulated benefit obligation. In addition, this amendment requires interim disclosures of the components of net periodic benefit cost in tabular format and contributions paid or expected to be paid during the current fiscal year if significantly different than in prior year. Effective December 31, 2004, the Company will be required to disclose benefits expected to be paid in each of the next five years under each pension or postretirement plan, and an aggregate amount expected to be paid for the succeeding five-year period under these arrangements. The Company adopted this amendment to SFAS No. 132 on December 31, 2003, and the required interim disclosures have been incorporated into this Quarterly Report on Form 10-Q. See Note 11, Pension and Other Postretirement Benefits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this document include, but are not limited to, discussions regarding indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company's results of operations (see " -- Industry and Business Environment"), future uses of and requirements for financial resources (see " -- Liquidity and Capital Resources"), and backlog levels in 2004 (see " -- Liquidity and Capital Resources"). Our expectations about our business outlook, customer spending, oil and gas prices, our business environment and that of the industry in general are only our expectations regarding these matters. Actual results may differ materially from those expressed in the forward-looking statements for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of OPEC, conflict involving the United States or in major petroleum producing or consuming regions, acts of terrorism, the development of technology that could lower overall finding and development costs, weather patterns and the overall condition of capital and equity markets for countries in which we operate.

         The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers also are urged to review and consider carefully the various disclosures advising interested parties of the factors that affect our business, including but not limited to, the disclosures made under the caption "Risk Factors" and the other factors and risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, and in subsequent reports filed with the Securities and Exchange Commission. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

         We report three separate business segments: North American Operations, Engineered Systems and Automation and Control Systems.

CRITICAL ACCOUNTING POLICIES

         The preparation of our consolidated financial statements requires us to make certain estimates and assumptions that affect the results reported in our condensed consolidated financial statements and accompanying notes. These estimates and assumptions are based on historical experience and on our future expectations that we believe to be reasonable under the circumstances. Note 2 to the consolidated financial statements filed in our Annual Report on Form 10-K for the year ended December 31, 2003, contains a summary of our significant accounting policies. We believe the following accounting policies are the most critical in the preparation of our condensed consolidated financial statements:

         Revenue Recognition: Percentage-of-Completion Method. We recognize revenues from significant contracts (greater than $250,000 and longer than four months in duration) and certain automation and control systems contracts and orders on the percentage-of-completion method of accounting. Earned revenue is based on the percentage that costs incurred to date relate to total estimated costs of the project, after giving effect to the most recent estimates of total cost. The timing of costs incurred, and therefore recognition of revenue, could be affected by various internal or external factors including, but not limited to: changes in project scope (change orders), changes in productivity, scheduling, the cost and availability of labor, the cost and availability of raw materials, the weather, client delays in providing approvals at benchmark stages of the project and the timing of deliveries from third-party providers of key components. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenues reflect the original contract price adjusted for agreed claims and change order revenues, if applicable. Losses expected to be incurred on the jobs in progress, after consideration of estimated probable minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Claims for additional contract revenue are recognized if it is probable that the claim will result in additional revenue and the amount can be reliably estimated. We generally recognize revenue and earnings to which the percentage-of-completion method applies over a period of two to six quarters. In the event a project is terminated by the customer before completion, our customer is liable for costs incurred under the contract. We believe that our operating results should be evaluated over a term of several years to evaluate performance under long-term contracts, after all change orders, scope changes and cost recoveries have been negotiated and realized. We record revenues and profits on all other sales as shipments are made or services are performed.

         Impairment Testing: Goodwill. As required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we evaluate goodwill annually for impairment by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required by SFAS No. 142, we identify separate reportable units for purposes of this evaluation. In determining carrying value, we segregate assets and liabilities that, to the extent possible, are clearly identifiable by specific reportable unit. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reportable unit, are allocated in accordance with the standard. Fair value is determined by discounting projected future cash flows at our cost of capital rate, as calculated. The fair value is then compared to the carrying value of the reportable unit to determine whether or not impairment has occurred at the reportable unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit's assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, we would record an impairment charge for that amount. Net goodwill was $80.0 million at March 31, 2004. The change in the value of goodwill for the three months ended March 31, 2004 related entirely to currency exchange rate fluctuations.

         In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2003, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the quarter ended March 31, 2004, as management noted no indications of goodwill impairment.

         Deferred Income Tax Assets: Valuation Allowance. We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires us to provide a valuation allowance for any net deferred income tax assets that we believe will not be utilized through future operations. For the most recent fiscal years, our Canadian subsidiary has recorded net losses, as consolidated, partially due to certain restructuring efforts undertaken in late 2002 and early 2003, and the impact of foreign currency transactions. As a result of these losses, we had a $382,000 valuation allowance as of March 31, 2004 to fully reserve for the net deferred tax asset at this subsidiary. In addition, we had a $258,000 valuation allowance related to the realizability of certain net operating losses related to Axsia, and another $196,000 related to other foreign subsidiaries. Based upon the level of historical taxable income and projected future taxable income over the periods to which our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2004. However, the amount of the deferred tax asset considered realizable, and thus the amount of these valuation allowances, could change if future taxable income differs from our projections.

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

         In December 2003, the FASB issued an amendment of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This amendment, which was effective at December 31, 2003, requires additional annual disclosures about pension or postretirement plan assets and liabilities, as well as investment policies and strategies for plan assets, basis for expected rate of return on assets and total accumulated benefit obligation. In addition, this amendment requires interim disclosures of the components of net periodic benefit cost in tabular format and contributions paid or expected to be paid during the current fiscal year if significantly different than in the prior year. Effective December 31, 2004, we will be required to disclose benefits expected to be paid in each of the next five years under each pension or postretirement plan, and an aggregate amount expected to be paid for the succeeding five-year period under these arrangements. We adopted this amendment to SFAS No. 132 on December 31, 2003, and have incorporated the required interim disclosures into this Quarterly Report on Form 10-Q.

INDUSTRY AND BUSINESS ENVIRONMENT

         As a leading provider of wellhead process equipment, systems and services used in the production of crude oil and natural gas, our revenues and results of operations are closely tied to demand for oil and gas products and spending by oil and gas companies for exploration and development of oil and gas reserves. These companies have historically invested more in exploration and development efforts during periods of favorable oil and gas commodity prices, and have invested less during periods of unfavorable oil and gas prices. As supply and demand change, commodity prices fluctuate producing cyclical trends in the industry. During periods of lower demand, revenues for service providers such as NATCO generally decline, as existing projects are completed and new projects are postponed. During periods of recovery, revenues for service providers can lag behind the industry due to the timing of new project awards.

         Changes in commodity prices have impacted our business over the past several years. The following table summarizes the price of domestic crude oil per barrel and the wellhead price of natural gas per thousand cubic feet ("mcf") for the three months ended March 31, 2004 and 2003, as well as averages for the years ended December 31, 2003 and 2002, derived from published reports by the U.S. Department of Energy, and the rotary rig count, as published by Baker Hughes Incorporated.

                                                           THREE MONTHS ENDED               YEAR ENDED
                                                               MARCH 31,                    DECEMBER 31,
                                                          ---------------------         --------------------
                                                          2004           2003            2003          2002
                                                          ----           ----           ------        ------
Average price of crude oil per barrel in the U.S.         $30.77 (a)     $30.04         $27.56        $22.51

Average wellhead price of natural gas per mcf in          $ 5.22         $ 5.54         $ 4.97         $2.95
  the U.S.
Average U.S. rig count                                     1,119            897          1,030           830

---------------------
(a) Calculated using published data from the U.S. Department of Energy for the two months ended February 29, 2004; data for March 2004 was not yet available.

         At March 31, 2004, the spot price of West Texas Intermediate crude oil was $35.75 per barrel, the price of Henry Hub natural gas was $5.64 per mcf per the New York Mercantile Exchange and the U.S. rig count was 1,150, per Baker Hughes Incorporated. At April 30, 2004, the spot price of West Texas Intermediate crude oil was $37.31 per barrel, the price of Henry Hub natural gas was $5.80 per mcf, and the U.S. rig count was 1,161. These spot prices reflect the overall volatility of oil and gas commodity prices in the current and recent periods.

         Historically, we have viewed operating rig counts as a benchmark of spending in the oil and gas industry for exploration and development efforts. Our traditional equipment sales and services business generally correlates to changes in rig activity, but tends to lag behind the North American rig count trend. From a longer-term perspective, the U.S. Department of Energy estimates that U.S. demand for and consumption of petroleum and natural gas products will increase through 2025, with higher consumption rates expected worldwide, driven by demand for refined products and the use of natural gas to power plants that generate electricity. As demand grows and reserves in the U.S. decline, producers and service providers in the oil and gas industry may continue to rely more heavily on global sources of energy and expansion into new markets. The industry continues to seek more innovative and technologically efficient means to extract hydrocarbons from existing fields, as production profiles change. As a result, additional and more complex equipment may be required to produce oil and gas from these fields, especially since many new oil and gas fields produce lower quality or contaminated hydrocarbon streams, requiring more complex production equipment. In general, these trends should increase the demand for our products and services.

         Our Engineered Systems business is impacted largely by the awarding and completion of larger, more complex oil and gas projects, primarily for international offshore locations. These projects typically have a longer bidding, evaluation, awarding and construction period than our traditional equipment and services business and are more subject to our customers' long-term view of the oil and gas supply and demand outlook for the related region, as well as expected commodity prices and political or governmental situations. In recent periods, we have experienced the absence of, delays in, or lack of large international projects with favorable economic terms, which has impacted our Engineered Systems business results as well as our current level of project bookings for this segment. Although backlog level for Engineered Systems at March 31, 2004 was below the level recorded at March 31, 2003, bookings increased in the 2004 period relative to that in 2003.

         During the fourth quarter of 2002 and throughout 2003, we streamlined certain of our operations to decrease excess capacity and be more responsive to current market trends, including the closure and consolidation of manufacturing facilities in Edmonton, Alberta, Canada and Covington, Louisiana. Furthermore, we reallocated various internal resources, consolidated certain Engineered Systems operations in the U.K., and closed an Engineered Systems business development office in Singapore.

         In December 2003, we placed in service an expansion of our gas-processing facilities at Sacroc, which increased our operating capacity at this facility from 180 million cubic feet ("mmcf") per day to 367 mmcf per day. We project that this expansion will contribute significantly to our earnings and cash flows in 2004 compared to 2003, and, therefore, we expect a larger percentage of our revenues and margins in 2004 to be attributable to our CO2 gas-processing business, a component of our North American Operations segment.

         The following discussion of our historical results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003 (unaudited)

         Revenues. Revenues of $72.0 million for the three months ended March 31, 2004 increased $4.0 million, or 6%, from $68.0 million for the three months ended March 31, 2003. This increase in revenues was primarily due to increased sales of traditional equipment and services and a larger contribution from our CO2 operations business, associated with our Sacroc facility expansion in December 2003. The following table summarizes revenues by business segment for the three-month periods ended March 31, 2004 and 2003, respectively.

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                        ------------------
                                                                         PERCENTAGE
                                         2004       2003        CHANGE     CHANGE
                                       --------   --------     -------   ----------
                                                      (UNAUDITED)
                                        (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations.........     $ 37,508   $ 28,615     $ 8,893       31%
Engineered Systems................       24,108     26,046      (1,938)      (7%)
Automation and Control Systems....       11,618     15,241      (3,623)     (24%)
Corporate and Other...............       (1,250)    (1,889)        639      (34%)
                                       ---------  ---------    -------
          Total...................     $ 71,984   $ 68,013     $ 3,971        6%
                                       ========   ========     =======

         North American Operations revenues increased $8.9 million, or 31%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, due to increased exploration and development activity in the North American oil and gas industry. The average number of operating rotary rigs in the U.S. increased from 897 for the first quarter of 2003 to 1,119 for the first quarter of 2004, with Canadian rig counts increasing from an average of 492 to
513. This increase in activity contributed to improved sales of our traditional equipment and services and finished goods, as well as our parts and services. In addition, our CO2 operations business provided an additional $2.0 million of revenue during the first three months of 2004, due primarily to the expansion placed in service in December 2003. Inter-segment revenues for this business segment were $274,000 for the three months ended March 31, 2004, compared to $650,000 for the three months ended March 31, 2003.

         Revenues for the Engineered Systems segment decreased $1.9 million, or 7%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003. This decrease was primarily due to a lower level of larger international production system jobs underway in 2004 relative to the comparable period in 2003, with fewer new projects in progress during the first three months of 2004. These revenue declines were partially offset by an increase in revenues provided by our operations in Southeast Asia. Engineered Systems revenues of $24.1 million for the three months ended March 31, 2004 included approximately $172,000 of inter-segment revenues, compared to $30,000 of inter-segment revenues for the three months ended March 31, 2003.

         Revenues for the Automation and Control Systems segment decreased $3.6 million, or 24%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003. Activity levels for the first quarter of 2004 declined compared to 2003, due to the timing of project awards, decreased level of activity in the Gulf of Mexico and the run-off of several large projects in 2003. We expect growth in international sales for this business segment. Therefore, we increased bidding activity for international jobs during the quarter ended March 31, 2004, especially in locations where we currently operate. Inter-segment sales decreased from $1.2 million for the three months ended March 31, 2003 to $804,000 for the three months ended March 31, 2004.

         The change in revenues for Corporate and Other represents the elimination of inter-segment revenues discussed above.

         Gross Profit. Gross profit for the three months ended March 31, 2004 increased $1.0 million, or 6%, to $16.8 million, compared to $15.8 million for the three months ended March 31, 2003. As a percentage of revenue, gross profit remained at 23% for each of the quarters ended March 31, 2004 and 2003. The following table summarizes gross profit by business segment for the periods indicated:

                                       THREE MONTHS ENDED
                                           MARCH 31,
                                                                       PERCENTAGE
                                        2004        2003      CHANGE     CHANGE
                                       -------     ------     ------   ---------
                                                      (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations.........    $ 11,019     $7,354     $3,665       50%
Engineered Systems................       4,248      5,871     (1,623)     (28%)
Automation and Control Systems....       1,548      2,586     (1,038)     (40%)
                                      --------     ------     -------
          Total...................    $ 16,815     $15,811    $1,004        6%
                                      ========     =======    ======

         Gross profit for the North American Operations business segment increased $3.7 million, or 50%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, primarily due to a 31% increase in revenues between the respective periods, and a favorable product mix that included a larger percentage of higher-margin revenues, primarily associated with our CO2 operations, as the result of the start-up of our Sacroc facility expansion in December 2003. As a percentage of revenue, gross margins were 29% and 26% for the three-month periods ended March 31, 2004 and 2003, respectively.

         Gross profit for the Engineered Systems segment for the three months ended March 31, 2004 decreased $1.6 million, or 28%, compared to the three months ended March 31, 2003, due to a 7% decline in revenues between the respective periods and as a result of unfavorable performance on certain jobs at our U.K.-based operations. Gross margin as a percentage of revenues for Engineered Systems was 18% and 23% for the three-month periods ended March 31, 2004 and 2003, respectively.

         Gross profit for the Automation and Control Systems segment decreased $1.0 million, or 40%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, due to a 24% decrease in revenues for the segment during the period and a relative increase in production expenses due to the reduced level of activity. Gross margin as a percentage of revenue for the three months ended March 31, 2004 and 2003, was 13% and 17%, respectively.

         Selling, General and Administrative Expense. Selling, general and administrative expense of $13.3 million for the three months ended March 31, 2004, increased $651,000, or 5%, compared to the results for the three months ended March 31, 2003. This increase in expense for the first quarter of 2004 relates primarily to higher employee medical costs, insurance costs, professional fees and variable compensation based on operating results, partially offset by cost savings due to restructuring activities in the U.S., Canada and U.K., begun in late 2002 and continuing throughout 2003. Overall headcount declined from 1,721 employees at March 31, 2003 to 1,633 employees at March 31, 2004.

         Depreciation and Amortization Expense. Depreciation and amortization expense of $1.4 million for the three months ended March 31, 2004, increased $144,000, or 12%, compared to the results for the three months ended March 31, 2003, primarily due to capital expenditures of $11.5 million for the year ended December 31, 2003, the majority of which related to the expansion of our Sacroc gas-processing facility.

         Closure and Other. We incurred closure and other expense of $230,000 for the three months ended March 31, 2003, related to equipment moving costs, employee relocations and severance related to our restructuring efforts in Canada in late 2002.

         Write-off of Unamortized Loan Costs. We recorded a write-off of unamortized loan costs of $667,000 in March 2004 related to the retirement of our 2001 term loan and revolving credit facilities.

         Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement liability of $225,000 for the three months ended March 31, 2004 increased $16,000, or 8%, compared to the three months ended March 31, 2003, due to a change in the actuarial assumptions used to determine our obligation under a postretirement benefit arrangement, partially offset by the projected impact of changes to the Medicare laws enacted by the U.S. Congress in December 2003.

         Other, net. Other, net was a loss of $454,000 and $346,000 for the three months ended March 31, 2004 and 2003, respectively, and related primarily to net realized and unrealized foreign exchange transaction losses.

         Provision for Income Taxes. Income tax benefit for the three months ended March 31, 2004 was $29,000 compared to tax expense of $32,000 for the three months ended March 31, 2003. The change in tax expense was attributable to the change in net income (loss) before preferred stock dividends from income of $55,000 for the three months ended March 31, 2003 to a loss of $44,000 for the three months ended March 31, 2004. The effective tax rate was 39% and 37% for the three-month periods ended March 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004, we had cash and working capital of $3.0 million and $36.2 million, respectively, as compared to cash and working capital of $1.8 million and $34.6 million, respectively, at December 31, 2003.

         Net cash used in operating activities for the three months ended March 31, 2004 was $424,000, compared to $4.0 million for the three months ended March 31, 2003. Factors that contributed to the reduction in cash used for operating activities during 2004 included an increase in trade accounts receivable during the three months ended March 31, 2003 compared to the respective period in 2004, partially offset by a decrease in trade accounts payable. These results reflect increased collection efforts to reduce the number of days of receivables outstanding in 2004, with cash collections applied toward debt reduction and repayment of trade accounts payable.

         Net cash used in investing activities for the three months ended March 31, 2004 was $779,000, which included $839,000 of capital expenditures, partially offset by proceeds from the sale of certain operating equipment. For the three months ended March 31, 2003, cash used in investing activities was $2.5 million and related primarily to capital expenditures.

         Net cash provided by financing activities for the three months ended March 31, 2004 was $3.0 million. The primary source of funds for financing activities was borrowings of $45.0 million under our 2004 term loan and revolving credit facilities, used to retire borrowings under our 2001 term loan and revolving credit facilities, including net repayments of $10.1 million under revolving credit arrangements and $30.8 million under the term loan portion of the agreement. In addition, we incurred $684,000 of deferred loan costs associated with these new facilities, and paid benefits of $504,000 under our postretirement benefit arrangement. Net cash provided by financing activities for the three months ended March 31, 2003 was $5.4 million. The primary source of funds for these financing activities was net proceeds of $14.1 million from the issuance of our Series B Convertible Preferred Shares, offset by repayments of long-term debt totaling $7.4 million and repayment of bank overdrafts totaling $1.0 million.

         We borrowed $1.5 million under a long-term promissory note arrangement on February 6, 2002, to finance the purchase of a manufacturing facility in Magnolia, Texas. This note accrues interest at the 90-day London Inter-bank Offered Rate ("LIBOR") plus 3.25% per annum, and requires quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002, with a final balloon payment due February 2007. This promissory note is collateralized by our manufacturing facility in Magnolia, Texas.

         On March 15, 2004, we replaced our term loan and revolving facilities agreement, referred to as the 2001 term loan and revolving credit facilities, with a new agreement, referred to as the 2004 term loan and revolving credit facilities agreement, which provides for a term loan of $45.0 million, a U.S. revolving facility with a borrowing capacity of $20.0 million, a Canadian revolving facility with a borrowing capacity of $5.0 million and a U.K. revolving facility with a borrowing capacity of $10.0 million. All of the revolver borrowing capacities under the 2004 term loan and revolving credit facilities agreement are subject to borrowing base limitations.

         We recorded a charge of $667,000 in March 2004 to expense unamortized loan costs related to our 2001 term loan and revolving credit facilities, and incurred an additional $684,000 of deferred loan costs related to the 2004 term loan and revolving credit facilities which will be amortized as interest expense through maturity of the facilities in March 2007.

         The 2004 term loan and revolving credit facilities agreement provides for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility ("EBITDA"), and ranging from, at our election, (1) a high of LIBOR plus 2.75% to a low of LIBOR plus 2.00% or (2) a high of a base rate plus 1.75% to a low of a base rate plus 1.00%. We will pay commitment fees related to this agreement on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, calculated at 0.50% as of March 31, 2004. We had borrowings of $45.0 million outstanding under the term loan portion of the 2004 term loan and revolving credit facilities at March 31, 2004, which bore interest at 3.94% per annum. No borrowings were outstanding under the revolving credit portion of the 2004 term loan and revolving credit facilities at March 31, 2004. However, we had letters of credit outstanding under the 2004 revolving credit facilities of $19.1 million at March 31, 2004. Fees related to these letters of credit at March 31, 2004 were approximately 2.75% of the outstanding balance. These letters of credit support contract performance and warranties and expire at various dates through February 2008.

         We and our operating subsidiaries guarantee our 2004 term loan and revolving credit facilities agreement, which is secured by a first lien or first priority security interest in or pledge of substantially all of the assets of the borrowers and certain subsidiaries, including accounts receivable, inventory, equipment, intangibles, equity interests in U.S. subsidiaries and 66-1/3% of the equity interest in active, non-U.S. subsidiaries. Our assets and our active U.S. subsidiaries secure the U.S., Canadian and U.K. revolving facilities, assets of our Canadian subsidiary also secure the Canadian facility and assets of our U.K. subsidiaries also secure the U.K. facility. The U.S. facility is guaranteed by each of our U.S. subsidiaries, while the Canadian and U.K. facilities are guaranteed by us, each of our U.S. subsidiaries and the Canadian subsidiary or the U.K. subsidiaries, as applicable.

         The 2004 term loan and revolving credit facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA (as defined in the 2004 term loan and revolving credit facilities agreement), impose a minimum fixed charge coverage ratio, a minimum asset coverage ratio and a minimum net worth requirement. We were in compliance with all restrictive debt covenants in our loan agreements as of March 31, 2004.

         Prior to March 15, 2004, we maintained the 2001 term loan and revolving credit facilities, which consisted of a $50.0 million term loan, a $30.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $10.0 million U.K. revolving facility. The 2001 term loan was to mature on March 31, 2006, and each of the 2001 revolving facilities was to mature on March 31, 2004.

         In July 2002, our lenders approved the amendment of various provisions of the 2001 term loan and revolving credit facilities agreement, effective April 1, 2002. This amendment revised certain restrictive debt covenants, modified certain defined terms, allowed for future capital investment in our Sacroc CO2 processing facility in West Texas, facilitated the issuance of up to $7.5 million of subordinated indebtedness, increased the aggregate amount of operating lease expense allowed during a fiscal year and permitted an increase in borrowings under the export sales credit facility, without further lender consent, up to a maximum of $20.0 million. These modifications resulted in higher commitment fee percentages and interest rates than in the original loan agreement, based on the Funded Debt to EBITDA ratio, as defined in the underlying agreement, as amended.

         In July 2003, our lenders approved an amendment of the 2001 term loan and revolving credit facilities agreement, effective April 1, 2003. The amendment modified several restrictive covenant terms, including the Fixed Charge Coverage Ratio and Funded Debt to EBITDA Ratio, each as defined in the agreement, as amended. Under our 2001 term loan and revolving credit facilities agreement, certain debt covenants became more restrictive during the fourth quarter of 2003, and we were required to obtain a waiver of the covenants related to net worth, Funded Debt to EBITDA ratio and Fixed Charge Coverage Ratio through March 31, 2004, subject to our meeting a minimum EBITDA threshold, in order to remain in compliance with the agreement, as amended. We met this threshold requirement and were in compliance with all covenant requirements, as amended, through the date the facility was retired.

         Amounts borrowed under the 2001 revolving facilities portion of the agreement bore interest at a rate based upon the ratio of Funded Debt to EBITDA and ranging from, at our election, (1) a high of LIBOR plus 3.00% to a low of LIBOR plus 1.75% or (2) a high of a base rate plus 1.50% to a low of a base rate plus 0.25%.

         We paid commitment fees of 0.30% to 0.625% per year after 2002 on the undrawn portion of the 2001 revolving facilities agreement, depending upon the ratio of Funded Debt to EBITDA. Prior to retirement in March 2004, our commitment fees under the 2001 term loan and revolving credit facilities were calculated at a rate of 0.625% during the quarter.

         We maintain a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which borrowings of $1.4 million were outstanding as of March 31, 2004, and which bore interest at 4.00% per annum. Letters of credit outstanding under this facility at March 31, 2004 totaled $58,000. Fees related to these letters of credit were approximately 1% of the outstanding balance at March 31, 2004. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the EXIM Bank. The facility loans mature in on July 23, 2004, and require renewal annually.

         We had unsecured letters of credit and bonds totaling $584,000 and guarantees totaling $8.2 million at March 31, 2004.

         Our sales backlog at March 31, 2004 was $96.0 million, compared to $82.8 million at March 31, 2003. Backlog increased significantly for the North American Operations business segment, reflecting an increase in oilfield activity in 2004 compared to 2003, and also increased for the Automation and Control Systems business segment, reflecting a major project booking in March 2004 to build control panels for a customer in Kazakhstan. These increases in backlog were partially offset by a decline in backlog for the Engineered Systems segment, largely attributable to a lack of large international production system jobs.

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

         Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder, into (1) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares at March 31, 2004), and (2) a cash payment equal to the amount of dividends on such share that have accrued since the prior semi-annual dividend payment date. As of March 31, 2004, we had accrued dividends payable of $375,000 related to the Series B Preferred Shares.

         In the event of a change in control, as defined in the certificate of designations for the Series B Preferred Shares, each holder of the Series B Preferred Shares has the right to convert the Series B Preferred Shares into common stock or to cause the Company to redeem for cash some or all of the Series B Preferred Shares at an aggregate redemption price equal to the greater of (1) the sum of (a) $1,000 (adjusted for stock splits, stock dividends, etc.) multiplied by the number of shares to be redeemed, plus (b) an amount (not less than zero) equal to the product of $500 (adjusted for stock splits, stock dividends, etc.) multiplied by the aggregate number of Series B Preferred Shares to be redeemed, less the sum of the aggregate amount of dividends paid in cash since the issuance date, plus any gain on the related warrants, and (2) the aggregate face value of the Series B Preferred Shares plus the aggregate amount of dividends that have accrued on such shares since the last dividend payment date. If the holder of the Series B Preferred Shares converts upon a change in control occurring on or before March 25, 2006, the holder would also be entitled to receive cash in an amount equal to the dividends that would have accrued through March 25, 2006 less the sum of the aggregate amount of dividends paid in cash through the date of conversion, and the aggregate amount of dividends accrued in prior periods but not yet paid.

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

         If the Series B Preferred Shares are redeemed under contingent redemption features, any redemption amount greater than carrying value would be recorded as a reduction of income available to common stockholders when the event becomes probable.

         If we fail to pay dividends for two consecutive periods or any redemption price due with respect to the Series B Preferred Shares for a period of 60 days following the payment date, we would be in default under the terms of such shares. During a default period, (1) the dividend rate on the Series B Preferred Shares would increase to 10.25%, (2) the holders of the Series B Preferred Shares would have the right to elect or appoint a second director to the Board of Directors and (3) we would be restricted from paying dividends on, or redeeming or acquiring our common or other outstanding stock, with limited exceptions. If we fail to set aside or make payments in cash of any redemption price due with respect to the Series B Preferred Shares, and the holders elect, our right to redeem the shares may be terminated.

         The warrants issued to Lime Rock Partners II, L.P. have an exercise price of $10.00 per share of common stock and expire on March 25, 2006. We can force the exercise of the warrants if our common stock trades above $13.50 per share for 30 consecutive days. The warrants contain a provision whereby the holder could require us to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The resulting liability, originally recorded at $99,000, was recorded at $122,000 as of March 31, 2004, reflecting the change in the fair value of the warrants. Similarly, changes in fair value in future periods will be recorded in net income during the period of the change.

         At March 31, 2004, available borrowing capacity under the 2004 term loan and revolving credit facilities agreement and the export sales credit agreement were $13.4 million and $2.5 million, respectively. Although no assurances can be given, we believe that our operating cash flow, supported by our borrowing capacity, will be adequate to fund operations for at least the next twelve months.

Should we decide to pursue acquisition opportunities, the determination of our ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our operations are conducted around the world in a number of different countries. Accordingly, future earnings are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Canada and the U.K. In Canada, most contracts are denominated in Canadian dollars, and most of the costs incurred are in Canadian dollars, which mitigates risks associated with currency fluctuations. In the U.K., many of our sales contracts and material purchases are denominated in a currency other than British pounds sterling, primarily U.S. dollars and euros, whereas our engineering and overhead costs are principally denominated in British pounds sterling. Consequently, we have currency risk in our U.K. operations. We were not party to any forward contracts or other currency-related derivative hedge arrangements at March 31, 2004, and we do not currently intend to enter into such contracts or arrangements as part of our currency risk management strategy.

         The warrants issued to the holders of our Series B Preferred Shares provide for a net-cash settlement in the event of a change in control, as defined in the warrants. Consequently, we use derivative accounting to record the warrant transaction. The liability representing the fair value of this derivative arrangement was recorded at $99,000 as of the date of issuance, March 25, 2003, and was adjusted to $122,000 as of March 31, 2004, to reflect the projected change in fair value of the warrants during the period. A cumulative loss of $23,000 has been recorded related to these warrants since issuance, including a gain of $33,000 recorded for the three months ended March 31, 2004. Fair value, as agreed with the counter-party to the agreement, was based on a pricing model that included subjective assumptions concerning the volatility of our common stock, the expected term that the warrants would be outstanding, an expected dividend rate of zero and an overall liquidity factor. At each reporting date, the liability will be adjusted to current fair value, with any changes in fair value reported in earnings during the period of change. As such, we may be exposed to certain income fluctuations based upon changes in the fair market value of this liability due to changes in the price of our common stock, as well as other factors.

         Our financial instruments are subject to changes in interest rates, including our revolving credit and term loan facilities and our working capital facility for export sales. At March 31, 2004, we had borrowings of $45.0 million outstanding under the term loan portion of the 2004 term loan and revolving credit facilities, at an interest rate of 3.94%. No borrowings were outstanding under the revolving credit portion of these facilities at March 31, 2004. Borrowings of $1.4 million were outstanding under the working capital facility for export sales at March 31, 2004, and bore interest at 4.00%. Borrowings under the long-term arrangement secured by our Magnolia manufacturing facility totaled $1.3 million and accrued interest at 4.43%.

         Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. Assuming our current level of borrowings, a 100 basis point increase in interest rates under our variable interest rate facilities would increase our current quarter net loss by $73,000 and decrease our cash flow from operations by $119,000. In the event of an adverse change in interest rates, we could take action to mitigate our exposure. However, due to the uncertainty of actions that could be taken and the possible effects, this calculation assumes no such actions. Furthermore, this calculation does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

ITEM 4.  CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

         Members of our management team, including our Chief Executive Officer and our Chief Financial Officer, have reviewed our disclosure controls and procedures, as defined by the Securities and Exchange Commission in Rule 13a-15(e) of the Securities Exchange Act of 1934, as of March 31, 2004, in an effort to evaluate the effectiveness of the design and operation of these controls. Based upon this review, our management has determined that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures operate such that important information is collected in a timely manner, provided to management and made known to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding disclosure in our public filings.

         Furthermore, no significant changes have been made to our internal controls and procedures during the three months ended March 31, 2004, or prior to filing this Quarterly Report on Form 10-Q, and no corrective actions are anticipated, as we noted no significant deficiencies or material weaknesses in our internal control structure.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The only material pending legal proceeding involving NATCO or one of its subsidiaries is the Magnum Transcontinental Corp. Arbitration and Related Matter, which has been previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material developments in the Magnum arbitration or related matter from the disclosure made in the Form 10-K.

         NATCO and its subsidiaries are defendants or otherwise involved in a number of other legal proceedings in the ordinary course of their business. While we insure against the risk of these proceedings to the extent deemed prudent by our management, we can offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to our business activities. While we cannot predict the outcome of any legal proceedings with certainty, in the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Reports on Form 8-K.

         - Report on Form 8-K filed February 24, 2004 to report Fourth Quarter 2003 Results.

         - Report on Form 8-K filed March 16, 2004 to announce completion of a bank refinancing and the award of a project using new desulfurization technology.

         - Report on Form 8-K filed May 5, 2004 to report First Quarter 2004 Results.

(b)      Index of Exhibits

EXHIBIT NO.                            DESCRIPTION
----------                             -----------
  10.1        -- Loan Agreement ($20,000,000 U.S. Revolving Loan Facility,
              $5,000,000 Canadian Revolving Loan Facility, $10,000,000 U.K.
              Revolving Loan Facility and $45,000,000 Term Loan Facility) dated as of March 15, 2004 among NATCO Group Inc., As U.S. Borrower,
              NATCO Canada, Ltd. as Canadian Borrower, Axsia Group Limited, as
              U.K. Borrower, Wells Fargo Bank, National Association, as U.S.
              Agent and Co-Lead Arranger, HSBC Bank Canada, as Syndications
              Agent and as Co-Lead Arranger, HSBC Bank Canada, as Syndications
              Agent and as Co-Lead Arranger and the other Lenders now or hereafter parties thereto (incorporated by reference to Exhibit
              10.32 of the Company's Annual Report on Form 10-K for the period ended December 31, 2003)

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

* Filed with this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NATCO Group Inc.

                                By: /s/ Nathaniel A. Gregory
                                    -----------------------------------------
                                    Name: Nathaniel A. Gregory
                                    Chairman of the Board and
                                    Chief Executive Officer

Date: May 10, 2004

                                By: /s/ Richard W. FitzGerald
                                    ------------------------------------------
                                    Name: Richard W. FitzGerald
                                    Senior Vice President and Chief Financial
                                    Officer

Date: May 10, 2004

                                  EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
----------                             -----------
   10.1        -- Loan Agreement ($20,000,000 U.S. Revolving Loan Facility,
               $5,000,000 Canadian Revolving Loan Facility, $10,000,000 U.K.
               Revolving Loan Facility and $45,000,000 Term Loan Facility) dated as of March 15, 2004 among NATCO Group Inc., As U.S. Borrower,
               NATCO Canada, Ltd. as Canadian Borrower, Axsia Group Limited, as
               U.K. Borrower, Wells Fargo Bank, National Association, as U.S.
               Agent and Co-Lead Arranger, HSBC Bank Canada, as Syndications
               Agent and as Co-Lead Arranger, HSBC Bank Canada, as Syndications
               Agent and as Co-Lead Arranger and the other Lenders now or hereafter parties thereto (incorporated by reference to Exhibit
               10.32 of the Company's Annual Report on Form 10-K for the period ended December 31, 2003)

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

*Filed with this report.