Form 10-Q
period 2004-06-30
NATCO GROUP INC
filed 2004-08-09
CIK 1057693

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

        As of July 31, 2004, $0.01 par value per share, 15,588,354 shares

================================================================================

                                NATCO GROUP INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004
                                TABLE OF CONTENTS

                                                                       PAGE
                                                                        NO.
                                                                       ----
PART I -- FINANCIAL INFORMATION

Item 1.     Financial Statements.....................................    3
            Condensed Consolidated Balance Sheets -- June 30,
            2004 (unaudited) and December 31, 2003...................    3
            Unaudited Condensed Consolidated Statements of
            Operations -- Three and Six Months Ended June 30,
            2004 and 2003............................................    4
            Unaudited Condensed Consolidated Statements of Cash
            Flows-- Six Months Ended June 30, 2004 and 2003..........    5
            Notes to Unaudited Condensed Consolidated Financial
            Statements...............................................    6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................   20

Item 3.     Quantitative and Qualitative Disclosures About Market
            Risk.....................................................   32

Item 4.     Controls and Procedures..................................   33

PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings........................................   34

Item 4.     Submission of Matters to a Vote of Security Holders......   34

Item 5.     Other Events.............................................   35

Item 6.     Exhibits and Reports on Form 8-K.........................   35

Signatures...........................................................   37

                          PART I--FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

                        NATCO GROUP INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      JUNE 30,      DECEMBER 31,
                                                                        2004           2003
                                                                     ----------     ------------
                                                                     (UNAUDITED)
                ASSETS

Current assets:
  Cash and cash equivalents........................................  $    1,979     $      1,751
  Trade accounts receivable, net of allowance for
  doubtful accounts of $1.6 million and $1.0 million
  at June 30, 2004 and December 31, 2003, respectively.............      75,419           70,902
  Inventories......................................................      38,593           34,573
  Prepaid expenses and other current assets........................       8,249            7,770
                                                                     ----------     ------------
        Total current assets.......................................     124,240          114,996
Property, plant and equipment, net.................................      36,008           37,076
Goodwill, net......................................................      79,875           80,097
Deferred income tax assets, net....................................       3,435            4,290
Other assets, net..................................................       1,294            1,269
                                                                     ----------     ------------
        Total assets...............................................  $  244,852     $    237,728
                                                                     ==========     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt...........................  $   10,026     $      5,617
  Accounts payable.................................................      32,441           38,976
  Accrued expenses and other.......................................      28,606           30,257
  Customer advances................................................      16,446            5,527
                                                                     ----------     ------------
        Total current liabilities..................................      87,519           80,377
Long-term debt, excluding current installments.....................      38,919           38,003
Postretirement benefit and other long-term liabilities.............      12,208           12,771
                                                                     ----------     ------------
        Total liabilities..........................................     138,646          131,151
                                                                     ----------     ------------

Series B redeemable convertible preferred stock (aggregate
  redemption value of $15,000), $0.01 par value. 15,000 shares
  authorized, issued and outstanding  (net of issuance costs)......      14,222           14,101

Stockholders' equity:
  Preferred stock $0.01 par value.  Authorized 5,000,000 shares
    (of which  500,000 are designated as Series A and 15,000 are
    designated as Series B); no shares issued and outstanding                --               --
    (except Series B shares above).................................
  Series A preferred stock, $0.01 par value. Authorized 500,000
    shares; no shares issued and outstanding.......................          --               --
  Common stock, $0.01 par value. Authorized
    50,000,000  shares;  issued and outstanding  15,922,661 and
    15,854,067  shares as of June 30, 2004 and
    December 31, 2003, respectively................................         159              159

  Additional paid-in capital.......................................      97,790           97,351
  Accumulated earnings.............................................       7,942            8,115
  Treasury stock, 795,692 shares at cost as of June 30, 2004
    and December 31, 2003..........................................      (7,182)          (7,182)

  Accumulated other comprehensive loss.............................      (2,811)          (2,127)
  Notes receivable from officers...................................      (3,914)          (3,840)
                                                                     ----------     ------------
        Total stockholders' equity.................................      91,984           92,476
                                                                     ----------     ------------
Commitments and contingencies
        Total liabilities and stockholders' equity.................  $  244,852     $    237,728
                                                                     ==========     ============

           See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  JUNE 30,                 JUNE 30,
                                                          ----------------------    ----------------------
                                                            2004         2003          2004        2003
                                                          ---------    ---------    ---------    ---------
Revenues ..............................................   $  73,347    $  70,613    $ 145,331    $ 138,626
Cost of goods sold ....................................      55,716       54,066      110,885      106,268
                                                          ---------    ---------    ---------    ---------
          Gross profit ................................      17,631       16,547       34,446       32,358
Selling, general and administrative expense ...........      13,584       12,999       26,879       25,643
Depreciation and amortization expense .................       1,364        1,254        2,738        2,484
Closure and other .....................................          85            -           85          230
Interest expense ......................................         871        1,077        1,806        2,139
Write-off of unamortized loan costs ...................          --           --          667           --
Interest cost on postretirement benefit liability .....         225          210          450          419
Interest income .......................................         (44)         (50)        (106)         (99)
Other, net ............................................         518          553          972          899
                                                          ---------    ---------    ---------    ---------
   Income before income taxes and cumulative
      effect of change in accounting principle ........       1,028          504          955          643
Income tax provision ..................................         407          194          378          244
                                                          ---------    ---------    ---------    ---------
     Net income before cumulative effect of change
         in accounting principle ......................         621          310          577          399
Cumulative effect of change in accounting
   principle (net of tax benefit of $18 in 2003) ......          --            -           --           34
                                                          ---------    ---------    ---------    ---------
          Net income ..................................   $     621    $     310    $     577    $     365
 Preferred stock dividends ............................         375          374          750          399
                                                          ---------    ---------    ---------    ---------
          Net income (loss) available to common
                stockholders ..........................   $     246    $     (64)   $    (173)   $     (34)
                                                          =========    =========    =========    =========

Earnings (loss) per share--basic:
Net income (loss) before cumulative effect of
   change in accounting principle .....................   $    0.02    $    0.00    $   (0.01)   $    0.00
Cumulative effect of change in accounting principle ...          --           --           --           --
                                                          ---------    ---------    ---------    ---------
          Net income (loss) ...........................   $    0.02    $    0.00    $   (0.01)   $    0.00
                                                          =========    =========    =========    =========

Earnings (loss) per share--diluted:
Net income (loss) before cumulative effect of
   change in accounting principle .....................   $    0.02    $    0.00    $   (0.01)   $    0.00

Cumulative effect of change in accounting principle ...          --           --           --           --
                                                          ---------    ---------    ---------    ---------
          Net income (loss) ...........................   $    0.02    $    0.00    $   (0.01)   $    0.00
                                                          =========    =========    =========    =========
Basic weighted average number of shares of
  common stock outstanding ............................      15,923       15,849       15,915       15,804
Diluted weighted average number of shares
  of common stock outstanding .........................      16,033       15,849       15,915       15,804

           See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                               --------------------
                                                                 2004        2003
                                                               --------    --------
Cash flows from operating activities:
  Net income ...............................................   $    577    $    365
  Adjustments to reconcile net income to net
     cash used in operating activities:
     Cumulative effect of change in
        accounting principle ...............................         --          34
     Deferred income tax expense ...........................       (159)        190
     Depreciation and amortization expense .................      2,738       2,484
     Non-cash interest income ..............................        (74)        (79)
     Non-cash interest expense .............................        237         377
     Write-off of unamortized loan costs ...................        667          --
     Revaluation of warrants and other .....................         14          32
     Interest cost on postretirement benefit liability .....        450         419
     (Gain) loss on the sale of property, plant and
       equipment ...........................................         (9)       (208)
     Change in assets and liabilities:
       (Increase) decrease in trade accounts receivable ....     (4,450)      1,227
       Increase in inventories .............................     (4,136)     (2,683)
       Increase in prepaid expense and other current
         assets ............................................       (574)       (566)
       (Increase) decrease in long-term assets .............        (64)         35
       Increase (decrease) in accounts payable .............     (7,825)      1,315
       Decrease in accrued expenses and other ..............     (1,747)     (4,763)
       Increase in customer advances .......................     10,889       1,485
                                                               --------    --------
          Net cash used in operating activities ............     (3,466)       (336)
                                                               --------    --------
Cash flows from investing activities:
  Capital expenditures for property, plant and
      equipment ............................................     (1,487)     (6,656)
  Proceeds from the sale of property, plant and
      equipment ............................................         23         649
                                                               --------    --------
          Net cash used in investing activities ............     (1,464)     (6,007)
                                                               --------    --------
Cash flows from financing activities:
  Net repayments under long-term revolving
    credit facilities ......................................     (7,229)     (1,603)
  Repayments of long-term debt .............................    (32,405)     (3,549)
  Borrowings of long-term debt .............................     45,000          --
  Proceeds from the issuance of preferred stock, net .......        121      14,101
  Issuance related to employee stock options ...............        359         111
  Dividends paid ...........................................       (750)         --
  Deferred financing fees ..................................       (886)         --
  Change in bank overdrafts ................................      1,454      (3,374)
  Payments on postretirement benefit liability .............       (884)       (916)
                                                               --------    --------
          Net cash provided by financing activities ........      4,780       4,770
                                                               --------    --------
Effect of exchange rate changes on cash and cash
   equivalents .............................................        378         680
                                                               --------    --------
Change in cash and cash equivalents ........................        228        (893)
Cash and cash equivalents at beginning of period ...........      1,751       1,689
                                                               --------    --------
Cash and cash equivalents at end of period .................   $  1,979    $    796
                                                               ========    ========
Cash payments for:
  Interest .................................................   $  1,133    $  1,788
  Income taxes .............................................   $    239    $  1,026

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

         To prepare financial statements in accordance with generally accepted accounting principles, the Company's management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses incurred during the reporting period. Actual results could differ from those estimates. Furthermore, certain reclassifications have been made to fiscal year 2003 amounts in order to present these results on a comparable basis with amounts for fiscal year 2004. These reclassifications had no impact on net income.

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

                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    JUNE 30, 2004           JUNE 30, 2004
                                                                2004         2003        2004          2003
                                                              ---------   ---------    ---------    ----------
                                                              (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income (loss) available to common stockholders - as
   reported ...............................................   $     246   $     (64)   $    (173)   $      (34)
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects ..............        (141)       (177)        (290)         (322)
                                                              ---------   ---------    ---------    ----------
Pro forma income (loss) ...................................   $     105   $    (241)   $    (463)   $     (356)
                                                              ---------   ---------    ---------    ----------
Income (loss) per share:
   Basic - as reported ....................................   $    0.02   $    0.00    $   (0.01)   $     0.00
   Basic - pro forma ......................................   $    0.01   $   (0.02)   $   (0.03)   $    (0.02)

   Diluted - as reported ..................................   $    0.02   $    0.00    $   (0.01)   $     0.00
   Diluted - pro forma ....................................   $    0.01   $   (0.02)   $   (0.03)   $    (0.02)

(3) CAPITAL STOCK AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On March 25, 2003, the Company issued 15,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Shares") and warrants to purchase 248,800 shares of NATCO's common stock, to Lime Rock Partners II, L.P., a private investment fund, for an aggregate price of $15.0 million. Approximately $99,000 of the aggregate purchase price was allocated to the warrants. Proceeds from the issuance of these securities, net of related issuance costs of $679,000, were used to reduce the Company's outstanding revolving debt balances and for other general corporate purposes.

         Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder, into (1) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares at June 30, 2004), and (2) a cash payment equal to the amount of dividends on such shares that have accrued since the prior semi-annual dividend payment date. The Company paid dividends of $750,000 on the Series B Preferred Shares on June 15, 2004 related to the period January 1, 2004 through June 30, 2004.

         In the event of a change in control, as defined in the certificate of designations for the Series B Preferred Shares, each holder of the Series B Preferred Shares has the right to convert the Series B Preferred Shares into common stock or to cause the Company to redeem for cash some or all of the Series B Preferred Shares at an aggregate redemption price equal to the greater of (1) the sum of (a) $1,000 (adjusted for stock splits, stock dividends, etc.) multiplied by the number of shares to be redeemed, plus (b) an amount (not less than zero) equal to the product of $500 (adjusted for stock splits, stock dividends, etc.) multiplied by the aggregate number of the Series B Preferred Shares to be redeemed, less the sum of the aggregate amount of dividends paid in cash since the issuance date, plus any gain on the related stock warrants, and
(2) the aggregate face value of the Series B Preferred Shares plus the aggregate amount of dividends that have accrued on such shares since the last dividend payment date. If the holder of the Series B Preferred Shares converts upon a change in control occurring on or before March 25, 2006, the holder also would be entitled to receive cash in an amount equal to the dividends that would have accrued through March 25, 2006 less the sum of the aggregate amount of dividends paid in cash through the date of conversion, and the aggregate amount of dividends accrued in prior periods but not yet paid.

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

         If the Company were to fail to pay dividends for two consecutive periods or any redemption price due with respect to the Series B Preferred Shares for a period of 60 days following a payment date, the Company would be in default under the terms of such shares. During a default period, (1) the dividend rate on the Series B Preferred Shares would increase to 10.25%, (2) the holders of the Series B Preferred Shares would have the right to elect or appoint a second director to the Board of Directors and (3) the Company would be restricted from paying dividends on, or redeeming or acquiring its common or other outstanding stock, with limited exceptions. If the Company fails to set aside or make payments in cash of any redemption price due with respect to the Series B Preferred Shares, and the holders elect, the Company's right to redeem the shares may be terminated.

         The warrants issued to Lime Rock Partners II, L.P. have an exercise price of $10.00 per share of common stock and expire on March 25, 2006. The Company can force the exercise of the warrants if NATCO's common stock trades above $13.50 per share for 30 consecutive days. The warrants contain a provision whereby the holder could require the Company to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The Company recorded the resulting liability of $99,000 as of the issuance date. The Company adjusted this liability to $155,000 as of June 30, 2004, as a result of the change in the fair value of the warrants. Similarly, changes in fair value in future periods will be recorded in net income during the period of the change.

(4) EARNINGS (LOSS) PER SHARE

         The Company computed basic earnings per share by dividing net income
(loss) available to common stockholders by the weighted average number of shares outstanding for the period. Net income available to common stockholders at June 30, 2004, represented net income before the cumulative effect of change in accounting principle, less preferred stock dividends accrued. The Company determined diluted earnings per common and potential common share at June 30, 2004, as net income available to common stockholders divided by the weighted average number of shares outstanding for the period, after applying the if-converted method to determine any incremental shares associated with convertible preferred stock, warrants and restricted stock outstanding. Since the effect of the convertible preferred stock and related warrants was anti-dilutive at June 30, 2004, these shares were not considered common and potential common shares for purposes of calculating earnings per share at June 30, 2004, in accordance with SFAS No. 128, "Earnings per Share." Outstanding employee stock options and incremental shares related to restricted stock were considered potential common shares for purposes of this calculation. For the quarter ended June 30, 2004, potential common shares related to employee stock options and restricted shares included in diluted weighted average shares were 109,961 shares and 733 shares, respectively. Since the Company recorded a net loss available to common stockholders for the six months ended June 30, 2004 and for the quarter and six months ended June 30, 2003, all common stock equivalents related to these periods were deemed to be anti-dilutive. Anti-dilutive stock options were excluded from the calculation of potential common shares. If anti-dilutive shares were included in the calculations for the three-month and six-month periods ended June 30, 2004 and 2003, the impact would have been a reduction of 232,898 shares and 223,168 shares, respectively, and 487,231 shares and 476,474 shares, respectively. The following table presents the computation of basic and diluted earnings (loss) per common and potential common share for the three and six months ended June 30, 2004 and 2003, respectively:

                                               THREE MONTHS ENDED JUNE 30, 2004       THREE MONTHS ENDED JUNE 30, 2003
                                             -------------------------------------  -------------------------------------
                                                INCOME       SHARES      PER-SHARE     INCOME       SHARES      PER-SHARE
                                             (NUMERATOR)  (DENOMINATOR)   AMOUNT    (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                             -----------  -------------  ---------  -----------  -------------  ---------
                                                              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income before cumulative effect
  of change in accounting principle          $      621                            $      310
Less:  Preferred stock dividends accrued
  and paid                                          375                                   374
                                             ----------                             ---------
Basic EPS:
Income (loss) available to common
  stockholders before cumulative effect
  of change in accounting principle          $      246       15,923     $   0.02   $      (64)     15,849      $   0.00
                                                                         ========                               ========

Effect of dilutive securities:
Stock options                                        --          110                        --          --
                                             ----------       ------                ----------      ------

Diluted EPS:
Income (loss) available to common
   stockholders before cumulative effect
   of change in accounting principle +
   assumed conversions                       $      246       16,033     $   0.02   $      (64)     15,849      $   0.00
                                             ==========       ======     ========   ==========      ======      ========

                                                SIX MONTHS ENDED JUNE 30, 2004         SIX MONTHS ENDED JUNE 30, 2003
                                             -------------------------------------  -------------------------------------
                                                INCOME       SHARES      PER-SHARE     INCOME       SHARES      PER-SHARE
                                             (NUMERATOR)  (DENOMINATOR)   AMOUNT    (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                             -----------  -------------  ---------  -----------  -------------  ---------
                                                              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income before cumulative effect
  of change in accounting principle          $      577                             $      399
Less: Preferred stock dividends
  accrued and paid                                  750                                    399
                                             ----------                             -----------
Basic EPS:
Income (loss) available to common
  stockholders before cumulative effect
  of change in accounting principle          $     (173)     15,915      $  (0.01)  $       --       15,804     $   0.00
                                                                         ========                               ========
Effect of dilutive securities:
Stock options                                        --          --                         --           --
                                             ----------      ------                 ----------       ------

Diluted EPS:
Income (loss) available to common
   stockholders before cumulative effect
   of change in accounting principle +
   assumed conversions                       $     (173)      15,915     $  (0.01)  $       --        15,804    $   0.00
                                             ==========       ======     ========   ==========        ======    ========

(5) INVENTORIES

    Inventories consisted of the following amounts:

                                  JUNE 30,   DECEMBER 31,
                                    2004         2003
                                  --------   ------------
                                      (UNAUDITED)
                                      (IN THOUSANDS)
Finished goods..................  $ 10,563    $  11,778
Work-in-process.................    11,145        8,402
Raw materials and supplies......    19,171       16,168
                                  --------    ---------
  Inventories at FIFO...........    40,879       36,348
Excess of FIFO over LIFO cost...    (2,286)      (1,775)
                                  --------    ---------
                                  $ 38,593    $  34,573
                                  ========    =========

(6) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Cost and estimated earnings on uncompleted contracts were as follows:

                                                          JUNE 30,     DECEMBER 31,
                                                            2004           2003
                                                        -------------  ------------
                                                        (UNAUDITED)
                                                                 (IN THOUSANDS)
Cost incurred on uncompleted contracts...............   $   66,832     $     86,076
Estimated earnings...................................       16,873           22,585
                                                        ----------     ------------
                                                            83,705          108,661
Less billings to date................................       80,139           91,288
                                                        ----------     ------------
                                                        $    3,566     $     17,373
                                                        ==========     ============
Included in the accompanying balance sheet under
   the captions:
   Trade accounts receivable.........................   $   17,309     $     22,375
   Advance payments..................................      (13,743)          (5,002)
                                                        ----------     ------------
                                                        $    3,566     $     17,373
                                                        ==========     ============

(7) CLOSURE AND OTHER

         In September 2003, the Company recorded expenses of $722,000 associated with a management-approved restructuring plan, which included the involuntary termination of certain administrative and operating personnel in connection with the closure of a manufacturing facility in Covington, Louisiana, at the Company's corporate headquarters, at the Company's research and development facility in Tulsa, Oklahoma, and related to the consolidation of operations in the U.K. Of the total expense recognized under this restructuring plan, $640,000 related to post-employment benefits, which were accounted for in accordance with SFAS No. 112, "Employers' Accounting for Post-employment Benefits, an amendment of FASB Statements No. 5 and 43," and $82,000 related to consultant's fees, equipment moving costs and employee relocations, which were accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." During the six months ended June 30, 2004, the Company incurred an additional $51,000 of expense related to this restructuring plan, offset by accrual reversals as a result of changes in the assessment of liability under this plan totaling $77,000, resulting in an increase in net income of $26,000 for the period. The Company had a liability of $31,000 related to this restructuring plan as of June 30, 2004.

         In addition, the Company recorded and paid severance expense of $111,000 in June 2004 associated with staff reductions at a subsidiary in the Automation and Control Systems business segment and a subsidiary within the North American Operations business segment.

         In December 2003, the Company's management approved additional restructuring costs including a plan to close an Engineered Systems location in Singapore and recorded closure and other expense of $692,000, of which $515,000 related to severance, $35,000 related to the termination of a lease arrangement and $142,000 related to employee relocation. As of June 30, 2004, the Company had a liability of $163,000 related to this restructuring plan.

         As of December 31, 2002, the Company had recorded a liability totaling $304,000 related to certain restructuring costs incurred in connection with the closure of a manufacturing facility in Edmonton, Alberta, Canada. Through June 30, 2004, this liability was reduced by $306,000, of which $180,000 related to amounts paid and $126,000 related to a change in the assessment of liability under the lease arrangement for the facility, with an increase in the accrual of $47,000 related to exchange rate changes. As of June 30, 2004, the Company had a liability of $45,000 related to this restructuring plan, primarily associated with lease commitments. In addition, the Company recorded closure and other expense associated with this Canadian restructuring plan of $230,000 during the six months ended June 30, 2003, which were not included as part of the December 31, 2002 restructuring reserve. These costs included equipment moving costs and employee relocations, including severance costs of $129,000 that were not identified as restructuring costs as of the plan measurement date.

(8) LONG-TERM DEBT

         The Company had the following consolidated borrowings as of the date indicated:

                                                                               JUNE 30,     DECEMBER 31,
                                                                                2004            2003
                                                                             -----------    ------------
                                                                             (UNAUDITED)
                                                                               (IN THOUSANDS, EXCEPT
                                                                                   PERCENTAGES)
BANK DEBT
2004 term loan with variable interest rate (3.94% at June 30, 2004) and quarterly payments of principal ($1,607) and interest, final payment
   due March 31, 2007.....................................................   $    43,393    $         --
2004 revolving credit bank loans with variable interest rate (6.00% at
   June 30, 2004) and quarterly interest payments, due
   March 31, 2007.........................................................           812              --
2001 term loan with variable interest rate (3.91% at December 31, 2003)
   and quarterly payments of principal ($1,750) and interest, repaid
   March 15, 2004.........................................................            --          30,750
2001 revolving credit bank loans with variable interest rate (4.88% at
   December 31, 2003) and quarterly interest payments, repaid
   March 15, 2004.........................................................            --          10,881
Promissory note with variable interest rate (4.38% at June 30, 2004 and
   4.40% at December 31, 2003) and quarterly payments of principal
   ($24) and interest, due February 8, 2007...............................         1,240           1,289
Revolving credit bank loans (export sales facility) with variable interest rate (4.25%  and 4.00% at June 30, 2004 and
   December 31, 2003, respectively) and monthly interest payments,
   due July 23, 2004......................................................         3,500             700
                                                                                --------    ------------
        Total.............................................................      $ 48,945    $     43,620
        Less current installments.........................................       (10,026)         (5,617)
                                                                                --------    ------------
           Long-term debt.................................................      $ 38,919    $     38,003
                                                                                ========    ============

         On March 15, 2004, the Company replaced its term loan and revolving facilities agreement with a new term loan and revolving facilities agreement, referred to as the 2004 term loan and revolving credit facilities, which provides for a term loan of $45.0 million, a U.S. revolving facility with a borrowing capacity of $20.0 million, a Canadian revolving facility with a borrowing capacity of $5.0 million and a U.K. revolving facility with a borrowing capacity of $10.0 million. All of the borrowing capacities under the 2004 revolving facilities agreement are subject to borrowing base limitations.

         The Company recorded a charge of $667,000 in March 2004 to expense unamortized loan costs related to the 2001 term loan and revolving credit facilities, and incurred an additional $886,000 of deferred loan costs related to the 2004 term loan and revolving credit facilities, which will be amortized as interest expense through the term of the facilities in March 2007.

         The 2004 term loan and revolving facilities agreement provides for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility ("EBITDA"), and ranging from, at the Company's election, (1) a high of the London Inter-bank Offered Rate ("LIBOR") plus 2.75% to a low of LIBOR plus 2.00% or (2) a high of a base rate plus 1.75% to a low of a base rate plus 1.00%. The Company will pay commitment fees related to this agreement on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which were calculated at 0.50% at June 30, 2004.

         Borrowings of $43.4 million were outstanding under the term loan portion of the 2004 term loan and revolving credit facilities at June 30, 2004, and bore interest at 3.94% per annum. Borrowings outstanding under the revolving credit portion of the 2004 term loan and revolving credit facility at June 30, 2004 were $812,000 and bore interest at 6.00%. The Company had letters of credit outstanding under these revolving facilities of $20.6 million. Fees related to these letters of credit were approximately 2.75% of the outstanding balance at June 30, 2004. These letters of credit support contract performance and warranties and expire at various dates through February 2008.

         The 2004 term loan and revolving facilities agreement is guaranteed by the Company and its operating subsidiaries and is secured by a first lien or first priority security interest in or pledge of substantially all of the assets of the borrowers, including accounts receivable, inventory, equipment, intangibles, equity interests in U.S. subsidiaries and 66 1/3% of the equity interest in active, non-U.S. subsidiaries. Assets of the Company and its active U.S. subsidiaries secure the U.S., Canadian and U.K. revolving facilities, assets of the Company's Canadian subsidiary also secure the Canadian facility and assets of the Company's U.K. subsidiaries also secure the U.K. facility. The U.S. facility is guaranteed by each U.S. subsidiary of the Company, while the Canadian and U.K. facilities are guaranteed by NATCO Group Inc., each of its U.S. subsidiaries and the Canadian subsidiary or the U.K. subsidiaries, as applicable.

         The Company paid commitment fees of 0.50% for the quarter ended June 30, 2004 on the undrawn portion of the 2004 term loan and revolving credit facilities.

         The 2004 term loan and revolving facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio, a minimum asset coverage ratio and a minimum net worth requirement. On June 30, 2004, the Company was in compliance with all restrictive debt covenants under its loan agreements.

         Prior to March 15, 2004, the Company maintained the 2001 term loan and revolving credit facilities that consisted of a $50.0 million term loan, a $30.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $10.0 million U.K. revolving facility. The 2001 term loan and revolving facilities were terminated on March 15, 2004 and replaced by the 2004 term loan and revolving facilities.

         In July 2002, the Company's lenders approved the amendment of various provisions of the 2001 term loan and revolving facilities agreement, effective April 1, 2002. This amendment revised certain restrictive debt covenants, modified certain defined terms, allowed for future capital investment in the Company's Sacroc CO2 processing facility in West Texas, facilitated the issuance of up to $7.5 million of subordinated indebtedness, increased the aggregate amount of operating lease expense allowed during a fiscal year and permitted an increase in borrowings under the export sales credit facility, without further lender consent, up to a maximum of $20.0 million. These modifications resulted in higher commitment fee percentages and interest rates than in the original loan agreement, based on the Funded Debt to EBITDA ratio, as defined in the underlying agreement, as amended.

         In July 2003, the Company's lenders approved an amendment of the 2001 term loan and revolving facilities agreement, effective April 1, 2003. The amendment modified several restrictive covenant terms, including the Fixed Charge Coverage Ratio and Funded Debt to EBITDA Ratio, each as defined in the agreement, as amended. Under the Company's 2001 term loan and revolving facilities agreement, certain debt covenants became more restrictive during the fourth quarter of 2003, and the Company was required to obtain a waiver of the covenants related to net worth, Funded Debt to EBITDA ratio and Fixed Charge Coverage Ratio through March 31, 2004, subject to the Company meeting a minimum EBITDA threshold, in order to remain in compliance with the agreement, as amended. The Company met this threshold requirement and was in compliance with all covenant requirements, as amended.

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

         On February 6, 2002, the Company borrowed $1.5 million under a long-term promissory note to finance the purchase of a manufacturing facility in Magnolia, Texas. This note accrues interest at the 90-day LIBOR plus 3.25% per annum, and requires quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002, with a final balloon payment due February 2007. The outstanding balance of this note was $1.2 million at June 30, 2004 and bore interest at 4.38%. This promissory note is collateralized by the manufacturing facility in Magnolia, Texas.

         The Company maintains a working capital facility for export sales that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which borrowings of $3.5 million were outstanding at June 30, 2004, and which bore interest at 4.25% per annum. No letters of credit were outstanding under this facility as of June 30, 2004. During the six months ended June 30, 2004, fees related to letters of credit under this facility were calculated at approximately 1% of the outstanding balance. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the U.S. Export-Import Bank. The facility loans matured on July 23, 2004, and were replaced by a similar facility on that date. See Note 17, Subsequent Events.

         The Company also had unsecured letters of credit and bonds totaling $594,000 and performance guarantees totaling $41.3 million at June 30, 2004. These guarantees were primarily associated with certain large international jobs related to its U.K.-based operations and a recently awarded job for the Automation and Control Systems business segment in Kazakhstan, and generally extend for less than one year.

(9) INCOME TAXES

         NATCO's effective income tax rate for the six months ended June 30, 2004 was 40%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials, losses in foreign subsidiaries, changes in valuation allowances recorded and certain permanent book-to-tax differences.

(10) INDUSTRY SEGMENTS

         The Company's operations are organized into three separate business segments: North American Operations, which primarily provides traditional, standard and small custom production equipment and components, replacement parts, used equipment and components, equipment servicing and field operating support (including operations of our domestic membrane facility); Engineered Systems, which primarily provides customized and more complex technological equipment, large scale integrated oil and gas production systems, and equipment and services provided by certain international operations (including Axsia); and Automation and Control Systems, which provides control panels and systems that monitor and control oil and gas production, as well as installation and start-up and other field services related to instrumentation and electrical systems.

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

         Consistent with restructuring efforts in late 2003 and to more closely align the Company's segment presentation to the internal reporting presentation used by the Company's management, the Company changed the presentation of its reportable segments in December 2003, by reclassifying certain manufacturing plants and related assets from the Engineered Systems segment to the North American Operations segment. As a result of this reclassification, total assets, capital expenditures and depreciation and amortization expense increased for the North American Operations segment for the quarter ended June 30, 2003 by $13.3 million, $3,000 and $241,000, respectively, and for the six months ended June 30, 2003 by $13.3 million, $50,000 and $480,000, respectively, with corresponding decreases in the Engineered Systems segment, in order to present these amounts on a comparable basis with the segment results for the quarter and six months ended June 30, 2004. Summarized segment results for the quarters and six-month periods ended June 30, 2004 and 2003 were as follows:


                                              NORTH                     AUTOMATION
                                            AMERICAN     ENGINEERED      & CONTROL    CORPORATE &
                                           OPERATIONS     SYSTEMS         SYSTEMS        OTHER        TOTAL
                                           -----------   -----------    -----------   ------      -----------
                                                              (UNAUDITED, IN THOUSANDS)
THREE MONTHS ENDED
  JUNE 30, 2004
Revenues from unaffiliated customers ...   $    41,742   $    22,683    $     8,922   $     --    $    73,347
Inter-segment revenues .................           334            (9)           760     (1,085)            --
Segment profit (loss) ..................         5,310           584            563     (2,410)         4,047
Total assets ...........................       118,339        97,999         17,491     11,023        244,852
Capital expenditures ...................           512            78              8         51            649
Depreciation and amortization ..........           938           225            101        100          1,364
THREE MONTHS ENDED
  JUNE 30, 2003
Revenues from unaffiliated customers ...   $    30,778   $    27,226    $    12,609   $     --    $    70,613
Inter-segment revenues .................           177            36          1,398     (1,611)            --
Segment profit (loss) ..................         2,488           817          1,249     (1,006)         3,548
Total assets ...........................       111,576        96,635         20,618     10,374        239,203
Capital expenditures ...................         3,217           317             31         19          3,584
Depreciation and amortization ..........           828           223            102        101          1,254
SIX MONTHS ENDED
  JUNE 30, 2004
Revenues from unaffiliated customers ...   $    78,976   $    46,619    $    19,736   $     --    $   145,331
Inter-segment revenues .................           608           163          1,564     (2,335)            --
Segment profit (loss) ..................        10,149           410            951     (3,943)         7,567
Total assets ...........................       118,339        97,999         17,491     11,023        244,852
Capital expenditures ...................         1,159           215             55         58          1,487
Depreciation and amortization ..........         1,886           449            202        201          2,738
SIX MONTHS ENDED
  JUNE 30, 2003
Revenues from unaffiliated customers ...   $    58,743   $    53,242    $    26,641   $     --    $   138,626
Inter-segment revenues .................           827            66          2,607     (3,500)            --
Segment profit (loss) ..................         4,033         2,058          2,567     (1,943)         6,715
Total assets ...........................       111,576        96,635         20,618     10,374        239,203
Capital expenditures ...................         5,747           759            130         20          6,656
Depreciation and amortization ..........         1,642           457            195        190          2,484

         The following table reconciles total segment profit to net income before cumulative effect of change in accounting principle:

                                        THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                        ---------------------------  -------------------------
                                             2004        2003            2004          2003
                                          ---------   ---------        --------     ---------
                                                      (UNAUDITED, IN THOUSANDS)
Total segment profit                      $   4,047   $   3,548        $  7,567     $   6,715
Net interest expense                          1,052       1,237           2,150         2,459
Depreciation and amortization                 1,364       1,254           2,738         2,484
Closure and other                                85          --              85           230
Write-off of unamortized loan costs              --          --             667            --
Other, net                                      518         553             972           899
                                          ---------   ---------        --------     ---------

  Net income before income taxes and
   cumulative effect of change in
   accounting principle                       1,028         504             955           643
  Income tax provision                          407         194             378           244
                                          ---------   ---------        --------     ---------
    Net income before cumulative
      effect of change in
      accounting principle              $       621   $     310        $    577     $     399
                                        ===========   =========        ========     =========

         The following table summarizes the impact on segment profit (loss) of the September 2003 change in measurement method used for the three and six months ended June 30, 2003:

                                                  THREE MONTHS ENDED JUNE 30, 2003
                                 ---------------------------------------------------------------
                                 NORTH AMERICAN  ENGINEERED    AUTOMATION &   CORPORATE
                                   OPERATIONS     SYSTEMS    CONTROL SYSTEMS  & OTHER     TOTAL
                                 --------------  ----------  ---------------  ---------  -------
                                                     (UNAUDITED, IN THOUSANDS)
Original segment
  profit (loss):                   $   2,371      $    293      $    1,249        (918)    2,995
Other expense, net and closure           300           171              --          82       553
T&PD and other                          (183)          353              --        (170)       --
                                   ---------      --------      ----------    --------   -------
 Segment profit (loss)             $   2,488      $    817      $    1,249    $ (1,006)  $ 3,548
                                   =========      ========      ==========    ========   =======

                                                   SIX MONTHS ENDED JUNE 30, 2003
                                 ---------------------------------------------------------------
                                 NORTH AMERICAN  ENGINEERED    AUTOMATION &   CORPORATE
                                   OPERATIONS     SYSTEMS    CONTROL SYSTEMS   & OTHER    TOTAL
                                 --------------  ----------  ---------------  ---------  -------
                                                     (UNAUDITED, IN THOUSANDS)
Original segment
  profit (loss):                   $   3,635     $    1,265     $    2,568    $ (1,882)  $ 5,586
Other expense, net and closure           753             84             --         292     1,129
T&PD and other                          (355)           709             (1)       (353)       --
                                   ---------     ----------     ----------    --------   -------
 Segment profit (loss)             $   4,033     $    2,058     $    2,567    $ (1,943)  $ 6,715
                                   =========     ==========     ==========    ========   =======

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

         On December 31, 2003, the President of the United States signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. In May 2004, the Financial Accounting Standards Board issued FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This pronouncement requires the Company to determine whether or not the benefit provided under its plan is "actuarially equivalent" to the Medicare prescription drug-benefit. If the benefit provided is actuarially equivalent and this federal subsidy is deemed a significant event, the Company is required to account for the federal subsidy attributable to past services as an actuarial gain under SFAS No. 106 and to reduce the accumulated postretirement benefit obligation. For the portion of the federal subsidy attributable to current or future service, the Company is required to reduce net periodic postretirement benefit cost while the employee provides the service. Although the Company has not made a final determination as to whether or not the benefits provided under its postretirement benefit plan are actuarially equivalent, the Company's actuaries made a preliminary assessment that this law could reduce the Company's overall accumulated postretirement benefit obligation by $1.9 million, and thereby reduce the annual net periodic benefit cost associated with this plan. Based on this preliminary assessment, for the six months ended June 30, 2004, net periodic benefit cost was reduced by approximately $148,000, of which $59,000 related to a reduction of interest cost and $89,000 related to a reduction of the amortization of the cumulative experience loss, to reflect the most recent estimate of the Company's net periodic benefit cost under this postretirement benefit plan. The Company intends to continue to review its assessment of the impact of this law on its postretirement benefit plan during 2004, and expects to adjust net periodic benefit cost accordingly.

         The following table summarizes the components of net periodic benefit cost under the Company's postretirement benefit plan as of June 30, 2004 and 2003, respectively:

                                  THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                  ---------------------------    -------------------------
                                     2004           2003            2004          2003
                                  ----------     ------------    -----------   -----------
                                              (UNAUDITED, IN THOUSANDS)
Unrecognized prior service cost   $    (146)     $    (146)     $    (292)     $  (292)
Interest cost                           221            228            442          455
Unrecognized loss                       150            128            300          256
                                  ---------      ---------      ---------      -------
   Net periodic benefit cost      $     225      $     210      $     450      $   419
                                  =========      =========      =========      =======

         During the three and six months ended June 30, 2004, there were no significant modifications or changes to the level of contributions provided to the plan by the Company or the plan participants.

         Prior to plan termination, the Company maintained a plan that provided pension benefits to certain union employees in Canada. In August 2001, the participants of the plan voted to terminate contributions to the plan and receive actuarially determined cash distributions. The plan was formally terminated in December 2002, with distributions paid in early 2003. In February 2003, the Company purchased an annuity contract, and effective April 2003, all liability for any future claims related to this plan were transferred to the contract insurer. For the six months ended June 30, 2003, net periodic benefit cost under this plan was $9,000, attributable primarily to interest cost.

(12) GOODWILL AND INTANGIBLE ASSETS

         In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets with indefinite lives, including goodwill, on an impairment basis, while intangible assets with a defined term, such as patents, are amortized over the useful life of the asset.

         Intangible assets subject to amortization as of June 30, 2004 and 2003 were:

                               AS OF JUNE 30, 2004     AS OF JUNE 30, 2003
                            -----------------------  -----------------------
                              GROSS                   GROSS
                            CARRYING   ACCUMULATED   CARRYING   ACCUMULATED
TYPE OF INTANGIBLE ASSET     AMOUNT    AMORTIZATION   AMOUNT    AMORTIZATION
------------------------    --------   ------------  --------   ------------
                                       (UNAUDITED, IN THOUSANDS)
Deferred financing fees     $    885      $   81     $  3,308     $   2,340
Patents                          165          44          155            29
Other                            534         297          365           229
                            --------      ------     --------      --------
  Total                     $  1,584      $  422     $  3,828      $  2,598
                            ========      ======     ========      ========

         Amortization and interest expense of $80,000 and $209,000 were recognized related to these assets for the three months ended June 30, 2004 and 2003, respectively, and $261,000 and $428,000 for the six months ended June 30, 2004 and 2003, respectively. In addition, the Company recorded expense of $667,000 related to the write-off of deferred financing fees, resulting from the retirement of the 2001 term loan and revolving credit facilities. See Note 8, Long-term Debt. The estimated aggregate amortization and interest expense for these assets for each of the following five fiscal years, excluding the write-off of deferred financing fees mentioned above, is: 2004--$424,000; 2005--$339,000; 2006--$334,000; 2007--$101,000; and 2008--$28,000. For segment reporting purposes, these intangible assets and the related amortization expense were recorded under "Corporate and Other."

         Net goodwill of $79.9 million was the Company's only intangible asset that did not require periodic amortization as of June 30, 2004. The $222,000 decrease in the value of goodwill during the six months ended June 30, 2004 related entirely to currency exchange rate fluctuations.

         In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2003, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the six months ended June 30, 2004, as management noted no indications of goodwill impairment.

(13) CHANGE IN ACCOUNTING PRINCIPLE

         Effective January 1, 2003, NATCO recorded the cumulative effect of change in accounting principle related to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard required the Company to record the fair value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets, was incurred. In addition, the standard requires the Company to record a corresponding asset that will be depreciated over the life of the asset that gave rise to the liability. Subsequent to the initial measurement of the asset retirement obligation, the Company will be required to adjust the related liability at each reporting date to reflect changes in estimated retirement cost and the passage of time. The Company recorded a loss of $34,000, net of tax, as of January 1, 2003, as a result of this change in accounting principle. The related asset retirement obligation and asset cost of $96,000 was associated with an obligation to remove certain leasehold improvements upon termination of lease arrangements, including concrete pads and equipment. The asset cost will be depreciated over the remaining useful life of the related assets. There was no significant change in the asset or liability during the six months ended June 30, 2004.

(14) RELATED PARTY TRANSACTIONS

         Under the terms of an employment agreement in effect prior to 1999, the Company loaned its Chief Executive Officer $1.2 million in July 1999 to purchase 136,832 shares of common stock. During February 2000, after the Company completed the initial public offering of its Class A common stock, also pursuant to the terms of that employment agreement, the Company paid this executive officer a bonus equal to the principal and interest accrued under this note arrangement and recorded compensation expense of $1.3 million. The officer used the proceeds of this settlement, net of tax, to repay the Company approximately $665,000. In addition, on October 27, 2000, the Company's board of directors agreed to provide a full-recourse loan to this executive officer to facilitate the exercise of certain outstanding stock options. The amount of the loan was equal to the cost to exercise the options plus any personal tax burdens that resulted from the exercise. The maturity of these loans was July 31, 2003, and interest accrued at rates ranging from 6% to 7.8% per annum. As of June 30, 2002, these outstanding notes receivable totaled $3.4 million, including principal and accrued interest. Effective July 1, 2002, the notes were reviewed by the Company's board and amended to extend the maturity dates to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the notes balances as of June 30, 2002, including previously accrued interest. As of June 30, 2004, the balance of the notes (principal and accrued interest) due from this officer under these loan arrangements was $3.7 million. These loans to this executive officer, which were made on a full recourse basis in prior periods to facilitate direct ownership in the Company's common stock, were subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002 as of June 30, 2004. See Note 17, Subsequent Events.

         As previously agreed in 2001, the Company loaned an employee who is an executive officer and director $216,000 on April 15, 2002, under a full-recourse note arrangement which accrued interest at 6% per annum and was to mature on July 31, 2003. The funds were used to pay the exercise cost and personal tax burdens associated with stock options exercised during 2001. Effective July 1, 2002, the note was amended to extend the maturity date to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the note balance as of June 30, 2002, including previously accrued interest. As of June 30, 2004, the balance of the note (principal and interest) due from this officer under this loan arrangement was approximately $238,000. This loan to this executive officer, which was made on a full recourse basis in prior periods to facilitate direct ownership in the Company's common stock, was subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002 as of June 30, 2004. See Note 17, Subsequent Events.

(15) LITIGATION

         Magnum Transcontinental Corp. Arbitration and Petroserv, S.A. v. National Tank Company, 165th Jud. Dist. Ct., Harris Co., TX (Cause No. 200418769). These matters stem from an agreement among NATCO Group, Magnum Transcontinental Corporation, the U.S. procurement arm of Petroserv S.A., and Zephyr Offshore, Inc., a Petroserv subsidiary, to manufacture and install a processing plant on a Petroserv rig, and Petroserv's agency agreement with NATCO for certain projects in Brazil. NATCO claims Magnum owes it approximately $419,000 under the plant manufacturing agreement for additional work performed in excess of the days agreed in the contract. NATCO submitted the matter to binding American Arbitration Association arbitration on October 29, 2003. In the arbitration, Magnum originally counter-claimed for approximately $4.7 million, alleging breach of contract. Magnum amended its answer and counter-claim in the arbitration on July 16, 2004, reducing its total amount claimed to approximately $1.3 million. NATCO disputes the amounts claimed by Magnum, and intends to vigorously pursue its claims while defending against the counterclaim. Therefore, NATCO has not recorded an accrual related to this matter as of June 30, 2004. An arbitrator has been selected in the matter, and arbitration is scheduled in Houston, Texas during October 2004.

         After NATCO filed its request for arbitration, Petroserv submitted a mediation request under its representation agreement with NATCO, claiming unpaid agency fees on several contracts, including the Magnum contract. No resolution resulted from the mediation, which was held on January 23, 2004. NATCO believes any fees owed to Petroserv under the agency agreement are offset by NATCO's claims against Magnum. NATCO disputes that it owes any fees for the Magnum work or any work obtained in Brazil after the representation agreement terminated in early 2003. Petroserv served a collections suit in state court in May 2004, seeking over $731,000, plus attorneys' fees, interest and court costs, representing amounts allegedly due under the representation agreement on several contracts, including the Magnum Transcontinental contract. NATCO has filed a counterclaim in this action, claiming breach of the agency agreement and fiduciary obligations Petroserv owed to NATCO.

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

         In December 2003, the FASB issued an amendment of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This amendment, which was effective at December 31, 2003, requires additional annual disclosures about pension or postretirement plan assets and liabilities, as well as investment policies and strategies for plan assets, basis for expected rate of return on assets and total accumulated benefit obligation. In addition, this amendment requires interim disclosures of the components of net periodic benefit cost in tabular format and contributions paid or expected to be paid during the current fiscal year. Effective December 31, 2004, the Company will be required to disclose benefits expected to be paid in each of the next five years under each pension or postretirement plan, and an aggregate amount expected to be paid for the succeeding five-year period under these arrangements. The Company adopted this amendment to SFAS No. 132 on December 31, 2003.

         In April 2004, the FASB issued SFAS No. 129-1, "Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities." This statement confirmed that SFAS No. 129 applied to all contingently convertible securities and requires the Company to explain all pertinent rights and privileges of these contingently convertible securities including conversion or exercise prices, rates, pertinent data, sinking-fund requirements, unusual voting rights and significant terms of contracts to issue additional shares. This statement became effective on April 9, 2004 and was adopted by the Company with no material impact on financial condition or results of operation.

         In May 2004, the FASB issued SFAS No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This pronouncement requires the Company to determine whether or not the benefit provided is "actuarially equivalent" to the Medicare prescription drug-benefit. If the benefit provided is actuarially equivalent and the subsidy is deemed a significant event, the Company is required to account for the federal subsidy attributable to past services as an actuarial gain under SFAS No. 106 and to reduce the accumulated post retirement benefit obligation. For the portion of the federal subsidy attributable to current or future service, the Company is required to reduce net periodic postretirement benefit cost while the employee provides the service. This pronouncement becomes effective for interim or annual reporting periods beginning after June 15, 2004. The Company adopted this pronouncement on June 30, 2004. The required interim disclosures have been incorporated into this Quarterly Report on Form 10-Q. See
Note 11, Pension and Other Postretirement Benefits.

(17) SUBSEQUENT EVENTS

         On July 23, 2004, NATCO Group Inc. and two of its subsidiaries entered into an international revolving credit agreement with Wells Fargo HSBC Trade Bank, N.A. providing for loans of up to $10 million, subject to borrowing base limitations. This working capital facility for export sales is secured by specific project inventory and receivables, as well as certain other inventory, accounts receivable and equipment, and is partially guaranteed by the U.S. Export-Import Bank. Loans under this facility mature on March 31, 2007, and bear interest at either (1) a Base Rate, as defined in the agreement, less .25% or
(2) LIBOR plus 2.00%, at the Company's election. This facility replaces a similar export sales credit facility that terminated on July 23, 2004.

         As approved by the Company's Board of Directors, on July 28, 2004, the Company repurchased an aggregate of 498,670 shares of NATCO Group Inc. common stock from two executive officers at a price of $7.859 per share, which represented the 15-trading day average of the closing price of the Company's common stock as reported on the New York Stock Exchange for the period ended July 23, 2004. These officers used these proceeds and other funds to repay in full all outstanding loans to the Company that were scheduled to mature on July 31, 2004.

         On July 28, 2004, NATCO Group Inc. entered into a Separation Agreement with Mr. Nathaniel A. Gregory, pursuant to which Mr. Gregory has stepped down as NATCO's Chairman of the Board of Directors, and will resign as its Chief Executive Officer and as a director on September 7, 2004. John U. Clarke, an independent director who has served on the Company's Board of Directors since February 2000, has replaced Mr. Gregory as Chairman of the Board and will replace Mr. Gregory as interim Chief Executive Officer on September 7, 2004. The Company will incur expense of approximately $2.4 million related to this Separation Agreement during the third quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this document include, but are not limited to, discussions regarding indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company's results of operations (see "--Industry and Business Environment"), future uses of and requirements for financial resources (see "--Liquidity and Capital Resources"), and backlog levels in 2004 (see "--Liquidity and Capital Resources"). Our expectations about our business outlook, customer spending, oil and gas prices, our business environment and that of the industry in general are only our expectations regarding these matters. Actual results may differ materially from those expressed in the forward-looking statements for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of OPEC, conflict involving the United States or in major petroleum producing or consuming regions, acts of terrorism, the development of technology that could lower overall finding and development costs, weather patterns and the overall condition of capital and equity markets for countries in which we operate.

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

         Impairment Testing: Goodwill. As required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we evaluate goodwill annually for impairment by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required by SFAS No. 142, we identify separate reportable units for purposes of this evaluation. In determining carrying value, we segregate assets and liabilities that, to the extent possible, are clearly identifiable by specific reportable unit. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reportable unit, are allocated in accordance with the standard. Fair value is determined by discounting projected future cash flows at our cost of capital rate, as calculated. The fair value is then compared to the carrying value of the reportable unit to determine whether or not impairment has occurred at the reportable unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit's assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, we would record an impairment charge for that amount. Net goodwill was $79.9 million at June 30, 2004. The decrease in the value of goodwill for the six months ended June 30, 2004 related entirely to currency exchange rate fluctuations.

         In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2003, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the six months ended June 30, 2004, as management noted no indications of goodwill impairment.

         Deferred Income Tax Assets: Valuation Allowance. We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires us to provide a valuation allowance for any net deferred income tax assets that we believe will not be utilized through future operations. For the most recent fiscal years, our Canadian subsidiary has recorded net losses, as consolidated, partially due to certain restructuring efforts undertaken in late 2002 and early 2003, and the impact of foreign currency transactions. As a result of these losses, we maintain a $474,000 valuation allowance as of June 30, 2004 to fully reserve for the net deferred tax asset at this subsidiary. In addition, we have a $258,000 valuation allowance related to the realizability of certain net operating losses related to Axsia, and another $201,000 related to other foreign subsidiaries. Based upon the level of historical taxable income and projected future taxable income over the periods to which our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2004. However, the amount of the deferred tax asset considered realizable, and thus the amount of these valuation allowances, could change if future taxable income differs from our projections.

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

         In April 2004, the FASB issued SFAS No. 129-1, "Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities." This statement confirmed that SFAS No. 129 applied to all contingently convertible securities and requires us to explain all pertinent rights and privileges of these contingently convertible securities including conversion or exercise prices, rates, pertinent data, sinking-fund requirements, unusual voting rights and significant terms of contracts to issue additional shares. We adopted this pronouncement on its effective date, April 9, 2004, with no material impact on financial condition or results of operation.

         In May 2004, the FASB issued SFAS No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This pronouncement requires us to determine whether or not the benefit provided is "actuarially equivalent" to the Medicare prescription drug-benefit. If the benefit provided is actuarially equivalent and is deemed a significant event, we are required to account for the federal subsidy attributable to past services as an actuarial gain under SFAS No. 106 and to reduce the accumulated post retirement benefit obligation. For the portion of the federal subsidy attributable to current or future service, we are required to reduce net periodic postretirement benefit cost while the employee provides the service. This pronouncement becomes effective for interim or annual reporting periods beginning after June 15, 2004. We adopted this pronouncement on June 30, 2004. The required interim disclosures have been incorporated into this Quarterly Report on Form 10-Q.

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

         Changes in commodity prices have impacted our business over the past several years. The following table summarizes the average price of domestic crude oil per barrel and the average wellhead price of natural gas per thousand cubic feet ("mcf") for the six months ended June 30, 2004 and 2003, as well as averages for the years ended December 31, 2003 and 2002, derived from published reports by the U.S. Department of Energy, and the rotary rig count, as published by Baker Hughes Incorporated.

                                                      SIX MONTHS ENDED         YEAR ENDED
                                                         JUNE 30,              DECEMBER 31,
                                                    -------------------    ------------------
                                                       2004       2003      2003       2002
                                                    -------     -------    -------   --------
Average price of crude oil per barrel in the U.S.   $ 31.91(a)  $ 27.88    $ 27.56   $  22.51
Average wellhead price of natural gas per mcf in
  the U.S.                                          $  5.21(a)  $  5.27    $  4.97   $   2.95
Average U.S. rig count                                1,141         963      1,030        830

------------
(a) Calculated using published data from the U.S. Department of Energy for the four months ended April 30, 2004; data for May 2004 and June 2004 was not yet available.

         At June 30, 2004, the spot price of West Texas Intermediate crude oil was $36.92 per barrel, the price of Henry Hub natural gas was $6.05 per mcf per the New York Mercantile Exchange ("NYMEX") and the U.S. rig count was 1,176, per Baker Hughes Incorporated. At July 30, 2004, the spot price of West Texas Intermediate crude oil was $43.72 per barrel, the price of Henry Hub natural gas was $6.02 per mcf, and the U.S. rig count was 1,219. These spot prices reflect the overall volatility of oil and gas commodity prices in the current and recent periods.

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

         Our Engineered Systems business is impacted largely by the awarding and completion of larger, more complex oil and gas projects, primarily for international offshore locations. These projects typically have a longer bidding, evaluation, awarding and construction period than our traditional equipment and services business and are more subject to our customers' long-term view of the oil and gas supply and demand outlook for the related region, as well as expected commodity prices and political or governmental situations. In recent periods, we have experienced the absence of, delays in, or lack of large international projects with favorable economic terms, which has impacted our Engineered Systems business. However, bookings for the Engineered Systems business segment were $56.6 million for the six months ended June 30, 2004 compared to $40.4 million for the six months ended June 30, 2003, indicating an increase in activity in 2004 related to these projects.

         Beginning in late 2002 and extending through June 30, 2004, we have taken steps to streamline certain of our operations to decrease excess capacity and be more responsive to current market trends. To this end, we closed facilities in Edmonton, Alberta, Canada and Covington, Louisiana. In addition, we reallocated various internal resources, consolidated certain Engineered Systems operations in the U.K., and closed an Engineered Systems business development office in Singapore. During 2004, we reduced headcount at our Automation and Control Systems business segment as well as at our Latin American operations.

         Improved performance in our CO2 Operations business, primarily due to the expansion of our Sacroc gas-processing facility, has contributed favorably to our results for the North American Operations business segment through June 30, 2004. We expect this expansion to continue to improve our earnings and cash flows in 2004 compared to 2003. In comparison to our other business segments, we expect the North American Operations business segment to contribute a larger percentage of our revenues and margins in 2004 due to the impact of the Sacroc expansion, favorable rig counts and higher bookings experience during the six months ended June 30, 2004.

      The following discussion of our historical results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003 (unaudited)

      Revenues. Revenues of $73.3 million for the three months ended June 30, 2004 increased $2.7 million, or 4%, from $70.6 million for the three months ended June 30, 2003. This increase in revenues was primarily due to increased sales of traditional equipment and services and a larger contribution from our CO2 operations business, primarily associated with our Sacroc facility expansion placed in service during December 2003, offset by a decline in sales related to large engineered systems jobs and our Automation and Control Systems equipment. The following table summarizes revenues by business segment for the three-month periods ended June 30, 2004 and 2003, respectively.

                                        THREE MONTHS ENDED
                                             JUNE 30,
                                       -------------------                PERCENTAGE
                                         2004       2003        CHANGE      CHANGE
                                       --------   --------     --------   ----------
                                                       (UNAUDITED)
                                        (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations.........     $ 42,076   $ 30,956     $11,120       36%
Engineered Systems................       22,674     27,261      (4,587)     (17%)
Automation and Control Systems....        9,682     14,007      (4,325)     (31%)
Corporate and Other...............       (1,085)    (1,611)        526      (33%)
                                       --------   --------     -------
          Total...................     $ 73,347   $ 70,613     $ 2,734        4%
                                       ========   ========     =======

      North American Operations revenues increased $11.1 million, or 36%, for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, due to increased exploration and development activity in the North American oil and gas industry. The average number of operating rotary rigs in the U.S. increased from 1,028 for the second quarter of 2003 to 1,163 for the second quarter of 2004, with Canadian rig counts remaining consistent at an average of approximately 200. Overall increases in North American rig counts are an indicator of increased exploration and production activity, which resulted in higher sales of our traditional equipment and services and finished goods, as well as our parts and services. In addition, our CO2 operations business provided $3.6 million of revenue during the second quarter of 2004, compared to $1.9 million for the second quarter of 2003, due largely to the expansion of our gas-processing operation at Sacroc placed in service in December 2003. Inter-segment revenues for this business segment were $334,000 for the three months ended June 30, 2004, compared to $177,000 for the three months ended June 30, 2003.

      Revenues for the Engineered Systems segment decreased $4.6 million, or 17%, for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. This decrease was primarily due to a lower level of larger international production system jobs in progress in 2004 relative to the comparable period in 2003, as well as the completion of equipment related to a large job in West Africa, which contributed revenues of $7.2 million during the three months ended June 30, 2003. These revenue declines were partially offset by an increase in revenues provided by our operations in Southeast Asia. Engineered Systems revenues of $22.7 million for the three months ended June 30, 2004 included no significant inter-segment revenues, and only $36,000 of inter-segment revenues for the three months ended June 30, 2003.

      Revenues for the Automation and Control Systems segment decreased $4.3 million, or 31%, for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. Activity levels for the second quarter of 2004 declined compared to 2003, due to the timing of project awards, decreased level of activity in the Gulf of Mexico and the run-off of several large projects in 2003. We expect growth in international sales for this business segment based on recent bookings. Inter-segment sales decreased from $1.4 million for the three months ended June 30, 2003 to $760,000 for the three months ended June 30, 2004.

      The change in revenues for Corporate and Other represents the elimination of inter-segment revenues discussed above.

      Gross Profit. Gross profit for the three months ended June 30, 2004 increased $1.1 million, or 7%, to $17.6 million, compared to $16.5 million for the three months ended June 30, 2003. As a percentage of revenue, gross profit increased from 23% in 2003 to 24% in 2004. The following table summarizes gross profit by business segment for the periods indicated:

                                        THREE MONTHS ENDED
                                             JUNE 30,
                                       -------------------                PERCENTAGE
                                         2004       2003        CHANGE      CHANGE
                                       --------   --------     --------   ----------
                                                       (UNAUDITED)
                                          (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations.........     $ 11,357   $  8,261     $ 3,096       37%
Engineered Systems................        4,556      5,918      (1,362)     (23%)
Automation and Control Systems....        1,718      2,368        (650)     (27%)
                                       --------   --------     -------
          Total...................     $ 17,631   $ 16,547     $ 1,084        7%
                                       ========   ========     =======

      Gross profit for the North American Operations business segment increased $3.1 million, or 37%, for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, primarily due to a 36% increase in revenues between the respective periods, including a larger percentage of higher-margin revenues, primarily associated with our CO2 operations, partially offset by slightly lower margins on traditional equipment, partially due to an increase in the cost of steel, a primary raw material used in our manufacturing process. As a percentage of revenue, gross margins were 27% for the three-month periods ended June 30, 2004 and 2003.

      Gross profit for the Engineered Systems segment for the three months ended June 30, 2004 decreased $1.4 million, or 23%, compared to the three months ended June 30, 2003, due to a 17% decline in revenues between the respective periods and lower margins as a result of unfavorable performance on certain jobs at our U.K.-based operations. Gross margin as a percentage of revenues for Engineered Systems was 20% and 22% for the three-month periods ended June 30, 2004 and 2003, respectively.

      Gross profit for the Automation and Control Systems segment decreased $650,000, or 27%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, due to a 31% decrease in revenues for the segment during the period and reduced activity levels in the Gulf of Mexico. The decrease was partially offset by a favorable mix of higher-margin quote jobs during the second quarter of 2004 compared to the second quarter of 2003 and reduced costs in the latter part of the second quarter of 2004, resulting from cost saving initiatives implemented during the quarter. Gross margin as a percentage of revenue for the three months ended June 30, 2004 and 2003, was 18% and 17%, respectively.

      Selling, General and Administrative Expense. Selling, general and administrative expense of $13.6 million for the three months ended June 30, 2004, increased $585,000, or 5%, compared to the three months ended June 30, 2003. This increase in expense during 2004 relates primarily to an increase in technology and product development projects, variable compensation based on operating results, outside service costs associated with public company compliance efforts and expense associated with the write-down of a certain foreign receivable, partially offset by cost savings due to restructuring activities in the U.S., Canada and U.K., begun in late 2002.

      Depreciation and Amortization Expense. Depreciation and amortization expense of $1.4 million for the three months ended June 30, 2004, increased $110,000, or 9%, compared to the results for the three months ended June 30, 2003, primarily due to capital expenditures of $11.5 million for the year ended December 31, 2003, the majority of which related to the expansion of our Sacroc gas-processing facility placed in service during the fourth quarter of 2003.

      Closure and Other. We incurred closure and other expense of $85,000 for the three months ended June 30, 2004 for severance costs related to staff reductions at our Automation and Control Systems segment and at our Latin American operations.

      Interest Expense. Interest expense of $871,000 for the three months ended June 30, 2004, decreased $206,000, or 19%, compared to the three months ended June 30, 2003, due to the repayment of higher-rate revolving credit facilities in March 2004 with borrowings under a new term loan arrangement. Borrowings under the revolving credit facilities of the term loan and revolving credit agreement represented only $812,000 of the total debt balance at June 30, 2004 compared to $10.9 million of the total debt balance at June 30, 2003. In addition, expense recognized in 2004 related to deferred financing fees declined as a result of the retirement of the 2001 term loan and revolving debt facilities. This decrease in interest expense was partially offset by an increase in interest rates in 2004 compared to 2003.

      Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement liability of $225,000 for the three months ended June 30, 2004 increased $15,000, or 7%, compared to the three months ended June 30, 2003, due to a change in the actuarial assumptions used to determine our obligation under a postretirement benefit arrangement, partially offset by the projected favorable impact of changes to the Medicare laws enacted by the U.S. Congress in December 2003.

      Other, net. Other, net was a loss of $518,000 and $553,000 for the three months ended June 30, 2004 and 2003, respectively, and was related primarily to net realized and unrealized foreign exchange transaction losses.

      Provision for Income Taxes. Income tax expense for the three months ended June 30, 2004 was $407,000 compared to $194,000 for the three months ended June 30, 2003. The change in tax expense was attributable to the change in net income before taxes and preferred stock dividends from $504,000 for the three months ended June 30, 2003 to $1.0 million for the three months ended June 30, 2004. The effective tax rate was 40% and 38% for the three-month periods ended June 30, 2004 and 2003, respectively.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003 (unaudited)

      Revenues. Revenues of $145.3 million for the six months ended June 30, 2004 increased $6.7 million, or 5%, from $138.6 million for the six months ended June 30, 2003. This increase in revenues was primarily due to increased sales of traditional equipment and services and a larger contribution from our CO2 operations business, primarily associated with our Sacroc facility expansion placed in service in December 2003. These increases in revenues were partially offset by a decline in revenues provided by our Engineered Systems business and our Automation and Control Systems business segment. The following table summarizes revenues by business segment for the six-month periods ended June 30, 2004 and 2003, respectively.

                                        SIX MONTHS ENDED
                                            JUNE 30,
                                       -------------------               PERCENTAGE
                                         2004       2003        CHANGE     CHANGE
                                       --------   --------     --------  ----------
                                                       (UNAUDITED)
                                          (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations.........     $ 79,584   $ 59,571     $20,013       34%
Engineered Systems................       46,782     53,307      (6,525)     (12%)
Automation and Control Systems....       21,300     29,248      (7,948)     (27%)
Corporate and Other...............       (2,335)    (3,500)      1,165      (33%)
                                       --------   --------     -------
          Total...................     $145,331   $138,626     $ 6,705        5%
                                       ========   ========     =======

      North American Operations revenues increased $20.0 million, or 34%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, due to increased exploration and development activity in the North American oil and gas industry. The average number of operating rotary rigs in the U.S. increased from 963 for the first six months of 2003 to 1,141 for the first six months of 2004, with Canadian rig counts increasing from an average of 345 to 355. This increase in activity contributed to improved sales of our traditional equipment and services and finished goods, as well as our parts and services. In addition, our CO2 operations business provided an additional $3.6 million of revenue during the first six months of 2004, due primarily to the expansion placed in service in December 2003. Inter-segment revenues for this business segment were $608,000 for the six months ended June 30, 2004, compared to $827,000 for the six months ended June 30, 2003.

      Revenues for the Engineered Systems segment decreased $6.5 million, or 12%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. This decrease was primarily due to a lower level of larger international production system jobs in process in 2004 relative to the comparable period in 2003, including a job in West Africa that was substantially complete prior to June 30, 2004 but contributed revenues of $13.2 million during the six months ended June 30, 2003. These revenue declines were partially offset by an increase in revenues provided by our operations in Southeast Asia. Engineered Systems revenues of $46.8 million for the six months ended June 30, 2004 included approximately $163,000 of inter-segment revenues, compared to $66,000 of inter-segment revenues for the six months ended June 30, 2003.

      Revenues for the Automation and Control Systems segment decreased $7.9 million, or 27%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. Activity levels for the first six months of 2004 declined compared to 2003, due to the timing of project awards, decreased level of activity in the Gulf of Mexico and the run-off of several large projects in 2003. We expect growth in international sales for this business segment based upon recent bookings. Inter-segment sales decreased from $2.6 million for the six months ended June 30, 2003 to $1.6 for the six months ended June 30, 2004.

      The change in revenues for Corporate and Other represents the elimination of inter-segment revenues discussed above.

      Gross Profit. Gross profit for the six months ended June 30, 2004 increased $2.0 million, or 6%, to $34.4 million, compared to $32.4 million for the six months ended June 30, 2003. As a percentage of revenue, gross profit increased to 24% from 23% for the six-month periods ended June 30, 2004 and 2003, respectively. The following table summarizes gross profit by business segment for the periods indicated:

                                       SIX MONTHS ENDED
                                           JUNE 30,
                                      -------------------                PERCENTAGE
                                        2004       2003        CHANGE      CHANGE
                                      --------   --------     --------   ----------
                                                     (UNAUDITED)
                                        (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations.........    $ 22,376   $ 15,614     $ 6,762        43%
Engineered Systems................       8,804     11,790      (2,986)      (25%)
Automation and Control Systems....       3,266      4,954      (1,688)      (34%)
                                      --------   --------     -------
          Total...................    $ 34,446   $ 32,358     $ 2,088         6%
                                      ========   ========     =======

      Gross profit for the North American Operations business segment increased $6.8 million, or 43%, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, primarily due to a 34% increase in revenues between the respective periods and a favorable product mix that included a larger percentage of higher-margin revenues, primarily associated with our CO2 operations, as the result of the start-up of our Sacroc facility expansion in December 2003. As a percentage of revenue, gross margins were 28% and 26% for the six-month periods ended June 30, 2004 and 2003, respectively.

      Gross profit for the Engineered Systems segment for the six months ended June 30, 2004 decreased $3.0 million, or 25%, compared to the six months ended June 30, 2003, due to a 12% decline in revenues between the respective periods as a result of unfavorable performance on certain jobs at our U.K.-based operations, and due to the substantial completion of a large job in West Africa prior to June 30, 2004, which contributed favorable margin contributions to the results for the six months ended June 30, 2003. Gross margin as a percentage of revenues for Engineered Systems was 19% and 22% for the six-month periods ended June 30, 2004 and 2003, respectively.

      Gross profit for the Automation and Control Systems segment decreased $1.7 million, or 34%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, due to a 27% decrease in revenues for the segment during the period and a relative increase in production expense due to the reduced level of activity, primarily during the first quarter of 2004, and due to more competitive pricing of quote jobs as a result of lower activity levels in the Gulf of Mexico. This increase was partially offset by reduced costs in the latter part of the second quarter of 2004, resulting from cost saving initiatives implemented during the quarter. Gross margin as a percentage of revenue for the six months ended June 30, 2004 and 2003, was 15% and 17%, respectively.

      Selling, General and Administrative Expense. Selling, general and administrative expense of $26.9 million for the six months ended June 30, 2004, increased $1.2 million, or 5%, compared to the results for the six months ended June 30, 2003. This increase in expense during 2004 relates primarily to variable compensation based on operating results, outside service costs associated with public company compliance efforts and expense associated with the write-down of a certain foreign receivable, partially offset by cost savings due to restructuring activities in the U.S., Canada and U.K., begun in late 2002 and continuing throughout 2003.

      Depreciation and Amortization Expense. Depreciation and amortization expense of $2.7 million for the six months ended June 30, 2004, increased $254,000, or 10%, compared to the results for the six months ended June 30, 2003, primarily due to capital expenditures of $11.5 million for the year ended December 31, 2003, the majority of which related to the expansion of our Sacroc gas-processing facility.

      Closure and Other. We incurred closure and other expense of $85,000 for the six months ended June 30, 2004, for severance costs related to personnel reductions in our Automation and Control Systems segment and at our Latin American operations. We incurred closure and other expense of $230,000 during the six months ended June 30, 2003 associated with our restructuring efforts in Canada in late 2002 for equipment moving costs, employee relocations and severance.

      Interest Expense. Interest expense of $1.8 million for the six months ended June 30, 2004, decreased $333,000, or 16%, compared to the six months ended June 30, 2003, due to the repayment of higher-rate revolving credit facilities in March 2004 with borrowings under a new term loan facility. Borrowings under the revolving credit facilities of the term loan and revolving credit agreement represented only $812,000 of the total debt balance at June 30, 2004 compared to $10.9 million of the total debt balance at June 30, 2003. In addition, expense recognized in 2004 related to deferred financing fees declined as a result of the retirement of the 2001 term loan and revolving debt facilities. This decrease in interest expense was partially offset by an increase in interest rates in 2004 compared to 2003.

      Write-off of Unamortized Loan Costs. We recorded a write-off of unamortized loan costs of $667,000 in March 2004 related to the retirement of our 2001 term loan and revolving credit facilities.

      Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement benefit liability of $450,000 for the six months ended June 30, 2004 increased $31,000, or 7%, compared to the six months ended June 30, 2003, due to a change in the actuarial assumptions used to determine our obligation under a postretirement benefit arrangement, partially offset by the projected favorable impact of changes to the Medicare laws enacted by the U.S. Congress in December 2003.

      Other, net. Other, net was $972,000 and $899,000 for the six months ended June 30, 2004 and 2003, respectively, and related primarily to net realized and unrealized foreign exchange transaction losses.

      Provision for Income Taxes. Income tax expense for the six months ended June 30, 2004 was $378,000 compared to $244,000 for the six months ended June 30, 2003. The change in tax expense was attributable to the change in income before taxes, cumulative effect of change in accounting principle and preferred stock dividends, which was $643,000 for the six months ended June 30, 2003 and $955,000 for the six months ended June 30, 2004. The effective tax rate was 40% and 38% for the six-month periods ended June 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2004, we had cash and working capital of $2.0 million and $36.7 million, respectively, as compared to cash and working capital of $1.8 million and $34.6 million, respectively, at December 31, 2003.

      Net cash used in operating activities for the six months ended June 30, 2004 was $3.5 million, compared to $336,000 for the six months ended June 30, 2003. Factors that contributed to the increase in cash used for operating activities during 2004 included an increase in trade accounts receivable, inventory and a decrease in trade accounts payable financed by borrowing funds under our credit facilities and through increased receivable collection efforts during the six months ended June 30, 2004. This increase in the use of cash was partially offset by an increase in advance payments related to jobs in progress, as jobs were billed at benchmark stages as agreed under the contract terms.

      Net cash used in investing activities for the six months ended June 30, 2004 was $1.5 million, which related primarily to capital expenditures. For the six months ended June 30, 2003, cash used in investing activities was $6.0 million, which related to capital expenditures of $6.7 million, primarily associated with the expansion of our Sacroc gas-processing facility, partially offset by proceeds from the sale of a building in the U.K. of $649,000.

      Net cash provided by financing activities for the six months ended June 30, 2004 was $4.8 million. The primary source of funds for financing activities was borrowings of $45.0 million under our 2004 term loan and revolving credit facilities, used to retire borrowings under our 2001 term loan and revolving credit facilities, including net repayments of $7.2 million under revolving credit arrangements and $32.4 million under the term loan portion of the 2001 agreement. In addition, we incurred $886,000 of deferred financing fees associated with this new arrangement, paid benefits of $884,000 under our postretirement benefit arrangement and benefited from an increase in our cash overdraft position of $1.5 million. Net cash provided by financing activities for the six months ended June 30, 2003 was $4.8 million. The primary source of funds for these financing activities was net proceeds of $14.1 million from the issuance of our Series B Convertible Preferred Shares, offset by repayments of long-term debt totaling $5.1 million and repayment of bank overdrafts totaling $3.4 million.

      On February 6, 2002, we borrowed $1.5 million under a long-term promissory note arrangement to finance the purchase of a manufacturing facility in Magnolia, Texas. This note accrues interest at the 90-day London Inter-bank Offered Rate ("LIBOR") plus 3.25% per annum, and requires quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002, with a final balloon payment due February 2007. This promissory note is collateralized by our manufacturing facility in Magnolia, Texas.

      On March 15, 2004, we replaced our 2001 term loan and revolving facilities agreement with a new agreement, referred to as the 2004 term loan and revolving facilities agreement, which provides for a term loan of $45.0 million, a U.S. revolving facility with a borrowing capacity of $20.0 million, a Canadian revolving facility with a borrowing capacity of $5.0 million and a U.K. revolving facility with a borrowing capacity of $10.0 million. All of the borrowing capacities under the 2004 revolving facilities agreement are subject to borrowing base limitations.

      We recorded a charge of $667,000 in March 2004 to expense unamortized loan costs related to our 2001 term loan and revolving credit facilities, and incurred an additional $886,000 of deferred loan costs related to the 2004 term loan and revolving credit facilities, which will be amortized as interest expense through maturity of the facilities in March 2007.

      The 2004 term loan and revolving facilities agreement provides for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility ("EBITDA"), and ranging from, at our election, (1) a high of LIBOR plus 2.75% to a low of LIBOR plus 2.00% or (2) a high of a base rate plus 1.75% to a low of a base rate plus 1.00%. We will pay commitment fees related to this agreement on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which were calculated at 0.50% as of June 30, 2004.

      We had borrowings of $43.4 million outstanding under the term loan portion of the 2004 term loan and revolving credit facilities at June 30, 2004, which bore interest at 3.94% per annum. Borrowings outstanding under the revolving credit portion of the 2004 term loan and revolving credit facility at June 30, 2004 were $812,000. We had letters of credit outstanding under the 2004 revolving credit facilities of $20.6 million at June 30, 2004. Fees related to these letters of credit at June 30, 2004 were approximately 2.75% of the outstanding balance. These letters of credit support contract performance and warranties and expire at various dates through February 2008.

      We and our operating subsidiaries guarantee our 2004 term loan and revolving facilities agreement, which is secured by a first lien or first priority security interest in or pledge of substantially all of the assets of the borrowers and certain subsidiaries, including accounts receivable, inventory, equipment, intangibles, equity interests in U.S. subsidiaries and 66 1/3% of the equity interest in active, non-U.S. subsidiaries. Our assets and our active U.S. subsidiaries secure the U.S., Canadian and U.K. revolving facilities, assets of our Canadian subsidiary also secure the Canadian facility and assets of our U.K. subsidiaries also secure the U.K. facility. The U.S. facility is guaranteed by each of our U.S. subsidiaries, while the Canadian and U.K. facilities are guaranteed by us, each of our U.S. subsidiaries and the Canadian subsidiary or the U.K. subsidiaries, as applicable.

      We paid commitment fees of 0.50% for the quarter ended June 30, 2004 on the undrawn portion of the 2004 term loan and revolving credit facilities.

      The 2004 term loan and revolving facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio, a minimum asset coverage ratio and a minimum net worth requirement. We were in compliance with all restrictive debt covenants in our loan agreements as of June 30, 2004.

      Prior to March 15, 2004, we maintained the 2001 term loan and revolving credit facilities that consisted of a $50.0 million term loan, a $30.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $10.0 million U.K. revolving facility. The 2001 term loan and revolving facilities were terminated on March 15, 2004 and replaced by the 2004 term loan and revolving facilities.

      In July 2002, our lenders approved the amendment of various provisions of the 2001 term loan and revolving facilities agreement, effective April 1, 2002. This amendment revised certain restrictive debt covenants, modified certain defined terms, allowed for future capital investment in our Sacroc CO2 processing facility in West Texas, facilitated the issuance of up to $7.5 million of subordinated indebtedness, increased the aggregate amount of operating lease expense allowed during a fiscal year and permitted an increase in borrowings under the export sales credit facility, without further lender consent, up to a maximum of $20.0 million. These modifications resulted in higher commitment fee percentages and interest rates than in the original loan agreement, based on the Funded Debt to EBITDA ratio, as defined in the underlying agreement, as amended.

      In July 2003, our lenders approved an amendment of the 2001 term loan and revolving facilities agreement, effective April 1, 2003. The amendment modified several restrictive covenant terms, including the Fixed Charge Coverage Ratio and Funded Debt to EBITDA Ratio, each as defined in the agreement, as amended. Under our 2001 term loan and revolving facilities agreement, certain debt covenants became more restrictive during the fourth quarter of 2003, and we were required to obtain a waiver of the covenants related to net worth, Funded Debt to EBITDA ratio and Fixed Charge Coverage Ratio through March 31, 2004, subject to our meeting a minimum EBITDA threshold, in order to remain in compliance with the agreement, as amended. We met this threshold requirement and were in compliance with all covenant requirements, as amended, through the date the facility was retired.

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

      We maintain an international revolving credit agreement, a working capital facility for export sales, that provides for aggregate borrowings of $10.0 million, subject to borrowing base limitations, under which borrowings of $3.5 million were outstanding as of June 30, 2004, which bore interest at 4.25% per annum. No letters of credit were outstanding under this facility at June 30, 2004. During the six months ended June 30, 2004, fees related to letters of credit under this facility were calculated at 1% of the outstanding balance. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the U.S. Export-Import Bank. The facility loans matured on July 23, 2004, and were replaced by a similar facility on that date.

      On July 23, 2004, NATCO Group Inc. and two of its subsidiaries entered into an international revolving credit agreement with Wells Fargo HSBC Trade Bank, N.A. providing for loans of up to $10 million, subject to borrowing base limitations. This working capital facility for export sales is secured by specific project inventory and receivables, as well as certain other inventory, accounts and equipment, and is partially guaranteed by the U.S. Export-Import Bank. Loans under this facility mature on March 31, 2007 and bear interest at either (1) a Base Rate, as defined in the agreement, less .25% or (2) LIBOR plus 2.00%, at our election. This facility replaces a similar export sales credit facility that terminated on July 23, 2004, as discussed previously.

      We had unsecured letters of credit and bonds totaling $594,000 and guarantees totaling $41.3 million at June 30, 2004. These guarantees were primarily associated with certain large international jobs primarily related to our U.K.-based operations and a recently awarded job for our Automation and Control Systems business segment in Kazakhstan, and generally extend for less than one year.

      On March 25, 2003, we issued 15,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Shares"), and warrants to purchase 248,800 shares of our common stock, to Lime Rock Partners II, L.P., a private investment fund, for an aggregate price of $15.0 million. Approximately $99,000 of the aggregate purchase price was allocated to the warrants. Proceeds from the issuance of these securities, net of related issuance costs of $679,000, were used to reduce our outstanding revolving debt balances and for other general corporate purposes.

      Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder, into (1) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares at June 30, 2004), and (2) a cash payment equal to the amount of dividends on such share that have accrued since the prior semi-annual dividend payment date. We paid dividends of $750,000 on our Series B Preferred Shares on June 15, 2004 related to the period January 1, 2004 through June 30, 2004.

      In the event of a change in control, as defined in the certificate of designations for the Series B Preferred Shares, each holder of the Series B Preferred Shares has the right to convert the Series B Preferred Shares into common stock or to cause the Company to redeem for cash some or all of the Series B Preferred Shares at an aggregate redemption price equal to the greater of (1) the sum of (a) $1,000 (adjusted for stock splits, stock dividends, etc.) multiplied by the number of shares to be redeemed, plus (b) an amount (not less than zero) equal to the product of $500 (adjusted for stock splits, stock dividends, etc.) multiplied by the aggregate number of Series B Preferred Shares to be redeemed less the sum of the aggregate amount of dividends paid in cash since the issuance date, plus any gain on the related stock warrants, and (2) the aggregate face value of the Series B Preferred Shares plus the aggregate amount of dividends that have accrued on such shares since the last dividend payment date. If the holder of the Series B Preferred Shares converts upon a change in control occurring on or before March 25, 2006, the holder would also be entitled to receive cash in an amount equal to the dividends that would have accrued through March 25, 2006 less the sum of the aggregate amount of dividends paid in cash through the date of conversion, and the aggregate amount of dividends accrued in prior periods but not yet paid.

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

      If we were to fail to pay dividends for two consecutive periods or any redemption price due with respect to the Series B Preferred Shares for a period of 60 days following the payment date, we would be in default under the terms of such shares. During a default period, (1) the dividend rate on the Series B Preferred Shares would increase to 10.25%, (2) the holders of the Series B Preferred Shares would have the right to elect or appoint a second director to the Board of Directors and (3) we would be restricted from paying dividends on, or redeeming or acquiring our common or other outstanding stock, with limited exceptions. If we fail to set aside or make payments in cash of any redemption price due with respect to the Series B Preferred Shares, and the holders elect, our right to redeem the shares may be terminated.

      The warrants issued to Lime Rock Partners II, L.P. have an exercise price of $10.00 per share of common stock and expire on March 25, 2006. We can force the exercise of the warrants if our common stock trades above $13.50 per share for 30 consecutive days. The warrants contain a provision whereby the holder could require us to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The resulting liability, originally recorded at $99,000, was recorded at $155,000 as of June 30, 2004, reflecting the change in the fair value of the warrants. Similarly, changes in fair value in future periods will be recorded in net income during the period of the change.

      As approved by the Company's Board of Directors, on July 28, 2004, the Company repurchased an aggregate of 498,670 shares of NATCO Group Inc. common stock from two executive officers at a price of $7.859 per share, which represented the 15-trading day average of the closing price of the Company's common stock as reported on the New York Stock Exchange for the period ended July 23, 2004. These officers used these proceeds and other funds to repay in full all outstanding loans to the Company that were scheduled to mature on July 31, 2004.

      On July 28, 2004, NATCO Group Inc. entered into a Separation Agreement with Mr. Nathaniel A. Gregory, pursuant to which Mr. Gregory has stepped down as NATCO's Chairman of the Board of Directors, and will resign as its Chief Executive Officer and as a director on September 7, 2004. John U. Clarke, an independent director who has served on our Board of Directors since February 2000, has replaced Mr. Gregory as Chairman of the Board and will replace Mr. Gregory as interim Chief Executive Officer on September 7, 2004. We will incur expense of approximately $2.4 million related to this Separation Agreement during the third quarter of 2004.

      At June 30, 2004, available borrowing capacity under the 2004 term loan and revolving credit agreement and the export sales credit agreement were $9.9 million and $4.3 million, respectively. Although no assurances can be given, we believe that our operating cash flow, supported by our borrowing capacity, will be adequate to fund operations for at least the next twelve months. Should we decide to pursue acquisition opportunities, the determination of our ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our operations are conducted around the world in a number of different countries. Accordingly, future earnings are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Canada and the U.K. In Canada, most contracts are denominated in Canadian dollars, and most of the costs incurred are in Canadian dollars, which mitigates risks associated with currency fluctuations. In the U.K., many of our sales contracts and material purchases are denominated in a currency other than British pounds sterling, primarily U.S. dollars and euros, whereas our engineering and overhead costs are principally denominated in British pounds sterling. Consequently, we have currency risk in our U.K. operations. We were not party to any forward contracts or other currency-related derivative hedge arrangements at June 30, 2004, and we do not currently intend to enter into such contracts or arrangements as part of our currency risk management strategy.

      The warrants issued to the holders of our Series B Preferred Shares provide for a net-cash settlement in the event of a change in control, as defined in the warrants. Consequently, we use derivative accounting to record the warrant transaction. The liability representing the fair value of this derivative arrangement was recorded at $99,000 as of the date of issuance, March 25, 2003, and was adjusted to $155,000 as of June 30, 2004, to reflect the projected change in fair value of the warrants during the period. A cumulative loss of $56,000 has been recorded related to these warrants since issuance. Fair value, as agreed with the counter-party to the agreement, was based on a pricing model that included subjective assumptions concerning the volatility of our common stock, the expected term that the warrants would be outstanding, an expected dividend rate of zero and an overall liquidity factor. At each reporting date, the liability will be adjusted to current fair value, with any changes in fair value reported in earnings during the period of change. As such, we may be exposed to certain income fluctuations based upon changes in the fair market value of this liability due to changes in the price of our common stock, as well as other factors.

      Our financial instruments are subject to changes in interest rates, including our revolving credit and term loan facilities and our working capital facility for export sales. At June 30, 2004, we had borrowings of $43.4 million outstanding under the term loan portion of the 2004 term loan and revolving credit facilities, at an interest rate of 3.94%. Borrowings outstanding under the revolving credit portion of these facilities at June 30, 2004 were $812,000, and bore interest at 6.00% per annum. Borrowings of $3.5 million were outstanding under the working capital facility for export sales at June 30, 2004, and bore interest at 4.25%. Borrowings under the long-term arrangement secured by our Magnolia manufacturing facility totaled $1.2 million and accrued interest at 4.38%.

      Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. Assuming our current level of borrowings, a 100 basis point increase in interest rates under our variable interest rate facilities would decrease our current quarter net income by $73,000 and decrease our cash flow from operations by $122,000. In the event of an adverse change in interest rates, we could take action to mitigate our exposure. However, due to the uncertainty of actions that could be taken and the possible effects, this calculation assumes no such actions. Furthermore, this calculation does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

ITEM 4. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

      Members of our management team, including our Chief Executive Officer and our Chief Financial Officer, have reviewed our disclosure controls and procedures, as defined by the Securities and Exchange Commission in Rule 13a-15(e) of the Securities Exchange Act of 1934, as of June 30, 2004, in an effort to evaluate the effectiveness of the design and operation of these controls. Based upon this review, our management has determined that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures operate such that important information is collected in a timely manner, provided to management and made known to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding disclosure in our public filings.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The only pending legal proceeding involving NATCO or one of its subsidiaries that management currently believes to be material is the Magnum Transcontinental Corp. Arbitration and Related Matter, which has been previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003. The following provides an update to the discussion in our Form 10-K.

      Magnum Transcontinental Corp. Arbitration and Petroserv, S.A. v. National Tank Company, 165th Jud. Dist. Ct., Harris Co., TX (Cause No. 200418769). These matters stem from an agreement among NATCO Group, Magnum Transcontinental Corporation, the U.S. procurement arm of Petroserv S.A., and Zephyr Offshore, Inc., a Petroserv subsidiary, to manufacture and install a processing plant on a Petroserv rig, and Petroserv's agency agreement with NATCO for certain projects in Brazil. NATCO claims Magnum owes it approximately $419,000 under the plant manufacturing agreement for additional work performed in excess of the days agreed in the contract. NATCO submitted the matter to binding American Arbitration Association arbitration on October 29, 2003. In the arbitration, Magnum originally counter-claimed for approximately $4.7 million, alleging breach of contract. Magnum amended its answer and counter-claim in the arbitration on July 16, 2004, reducing its total amount claimed to approximately $1.3 million. NATCO disputes the amounts claimed by Magnum, and intends to vigorously pursue its claims while defending against the counterclaim. An arbitrator has been selected in the matter, and arbitration is scheduled in Houston, Texas during October 2004.

      After NATCO filed its request for arbitration, Petroserv submitted a mediation request under its representation agreement with NATCO, claiming unpaid agency fees on several contracts, including the Magnum contract. No resolution resulted from the mediation, which was held on January 23, 2004. NATCO believes any fees owed to Petroserv under the agency agreement are offset by NATCO's claims against Magnum. NATCO disputes that it owes any fees for the Magnum work or any work obtained in Brazil after the representation agreement terminated in early 2003. Petroserv served a collections suit in state court in May 2004, seeking over $731,000, plus attorneys' fees, interest and court costs, representing amounts allegedly due under the representation agreement on several contracts, including the Magnum Transcontinental contract. NATCO has filed a counterclaim in this action, claiming breach of the agency agreement and fiduciary obligations Petroserv owed to NATCO.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders of NATCO Group Inc. was held on June 15, 2004 in Houston, Texas. At the annual meeting, the holders of 14,770,839 shares of NATCO common stock out of 16,692,234 common shares entitled to vote as of the record date and holders of 15,000 shares of preferred stock having voting power equivalent to 1,921,845 shares of common stock out of 15,000 preferred shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum. Holders of common stock and preferred stock voted as a single class on all proposals, resulting in 16,692,684 total voting shares present at the meeting and 18,614,079 total voting shares as of the record date.

      Proposals submitted to a vote of security holders included the following:

      (1) Election of two Class III members of the Board of Directors, each to hold office for a three-year term expiring at the annual meeting of stockholders in 2007.

                                              NUMBER OF VOTING SHARES
                                   ---------------------------------------------
                                      FOR          WITHHELD       BROKER NON-VOTE
                                   ----------      ---------      ---------------
Nathaniel A. Gregory               14,477,446      2,222,878            --
Herbert S. Winokur, Jr.            14,515,148      2,185,176            --

            (2) Ratification of KPMG LLP as our independent public accountants for the fiscal year beginning January 1, 2004.

         NUMBER OF VOTING SHARES
----------------------------------------
   FOR          WITHHELD       ABSTAINED
----------      ---------      ---------
16,571,050       127,153         2,121

            (3)   Approval of the NATCO Group Inc. 2004 Stock Incentive Plan:

         NUMBER OF VOTING SHARES
----------------------------------------
   FOR          WITHHELD       ABSTAINED
----------      ---------      ---------
10,448,315      3,390,729      1,127,223

      Each of the proposals were approved by the requisite number of votes necessary for their adoption.

      On July 28, 2004, NATCO Group Inc. entered into a Separation Agreement with Mr. Gregory, pursuant to which Mr. Gregory has stepped down as NATCO's Chairman of the Board of Directors and will resign as its Chief Executive Officer and as a director on September 7, 2004. John U. Clarke, an independent director who has served on our Board of Directors since February 2000, has replaced Mr. Gregory as Chairman of the Board.

      Mr. Clarke and Mr. Patrick M. McCarthy will continue to serve as our Class I directors, each with a term expiring at the annual meeting of stockholders in 2005. Mr. Keith K. Allan and Mr. George K. Hickox, Jr., will continue to serve as our Class II directors, each with a term expiring at the annual meeting of stockholders in 2006. Following September 7, 2004, Mr. Winokur will serve as the sole Class III director, until such time as the Board names a replacement for Mr. Gregory in that class. Mr. Thomas R. Bates, Jr. was elected by the holders of our Series B Convertible Preferred Stock to serve as an unclassified director, and will continue in office until a successor has been elected by the holders of the Series B Convertible Preferred Stock or until less than 50% of such series remains outstanding.

ITEM 5. OTHER EVENTS

      On July 23, 2004, NATCO Group Inc. and two of its subsidiaries entered into an international revolving credit agreement with Wells Fargo HSBC Trade Bank, N.A. providing for loans of up to $10 million, subject to borrowing base limitations. This working capital facility for export sales is secured by specific project inventory and receivables, as well as certain other inventory, accounts and equipment, and is partially guaranteed by the U.S. Export-Import Bank. Loans under this facility mature on March 31, 2007 and bear interest at either (1) a Base Rate, as defined in the agreement, less .25% or (2) LIBOR plus 2.00%, at our election. This facility replaces a similar export sales credit facility that terminated on July 23, 2004. Copies of the international revolving credit agreement and related documents are included as exhibits to this document and are incorporated into this document by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K.

    - Report on Form 8-K filed August 4, 2004 to report Second Quarter 2004 Results.

    - Report on Form 8-K filed July 29, 2004 to announce the pending departure of NATCO Group Inc.'s Chief Executive Officer and other management changes and information regarding its bookings, backlog and revenues for the 2004 second quarter and reaffirmed prior guidance, before various charges, including CEO separation costs.

    -     Report on Form 8-K filed May 5, 2004 to report First Quarter 2004
          Results.

(b) Index of Exhibits

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
   10.1          --International Revolving Credit Agreement entered into as of
                   July 23, 2004 among NATCO Group Inc, National Tank Company and Total Engineering Services Team, Inc., and Wells Fargo
                   HSBC Trade Bank, N.A.

   10.2          --International Security Agreement dated as of July 23, 2004, by and among NATCO Group Inc, National Tank Company and Total
                   Engineering Services Team, Inc., and Wells Fargo HSBC Trade
                   Bank, N.A.

   31.1          --Certification of Chief Executive Officer of NATCO Group Inc.
                   pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

   31.2          --Certification of Chief Financial Officer of NATCO Group Inc.
                   pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

   32.1          --Certification of Chief Executive Officer and Chief Financial
                   Officer of NATCO Group Inc. pursuant to 18 U.S.C. Section
                   1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NATCO Group Inc.

                                         By: /s/ Nathaniel A. Gregory
                                             -----------------------------------
                                             Name: Nathaniel A. Gregory
                                             Chairman of the Board and
                                             Chief Executive Officer

Date: August 9, 2004

                                         By: /s/ Richard W. FitzGerald
                                             -----------------------------------
                                             Name: Richard W. FitzGerald
                                             Senior Vice President and Chief
                                             Financial Officer

Date: August 9, 2004

                                  EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
   10.1          --International Revolving Credit Agreement entered into as of
                   July 23, 2004 among NATCO Group Inc, National Tank Company and Total Engineering Services Team, Inc., and Wells Fargo
                   HSBC Trade Bank, N.A.

   10.2          --International Security Agreement dated as of July 23, 2004, by and among NATCO Group Inc, National Tank Company and Total
                   Engineering Services Team, Inc., and Wells Fargo HSBC Trade
                   Bank, N.A.

   31.1          --Certification of Chief Executive Officer of NATCO Group Inc.
                   pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

   31.2          --Certification of Chief Financial Officer of NATCO Group Inc.
                   pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

   32.1          --Certification of Chief Executive Officer and Chief Financial
                   Officer of NATCO Group Inc. pursuant to 18 U.S.C. Section
                   1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002