Form 10-Q
period 2004-09-30
NATCO GROUP INC
filed 2004-11-09
CIK 1057693

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

      As of October 29, 2004, $0.01 par value per share, 15,833,793 shares

================================================================================

                                NATCO GROUP INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004
                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                 NO.
                                                                                ----
PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements                                                   3
           Condensed Consolidated Balance Sheets - September 30, 2004
           (unaudited) and December 31, 2003                                      3
           Unaudited Condensed Statements of Operations - Three and Nine
           Months Ended September 30, 2004 and 2003                               4
           Unaudited Condensed Statements of Cash Flows - Nine Months
           Ended September 30, 2004 and 2003                                      5
           Notes to Unaudited Condensed Consolidated Financial Statements         6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                 18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk            30

Item 4.    Controls and Procedures                                               31

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings                                                     31

Item 6.    Exhibits and Reports on Forms 8-K                                     31

Signatures                                                                       33

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        NATCO GROUP INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                                             2004                  2003
                                                                                        --------------         ------------
                                                                                         (UNAUDITED)
                                                           ASSETS

Current assets:
  Cash and cash equivalents.........................................................    $        1,520         $      1,751
  Trade accounts receivable, net of allowance for doubtful accounts of $2.6 million and $1.0 million at September 30, 2004 and December 31, 2003,
       respectively.................................................................            76,899               70,902
  Inventories.......................................................................            39,106               34,573
  Prepaid expenses and other current assets.........................................             9,457                7,770
                                                                                        --------------         ------------
        Total current assets........................................................           126,982              114,996
Property, plant and equipment, net..................................................            35,838               37,076
Goodwill, net.......................................................................            80,231               80,097
Deferred income tax assets, net.....................................................             3,357                4,290
Other assets, net...................................................................             1,424                1,269
                                                                                        --------------         ------------
        Total assets................................................................    $      247,832         $    237,728
                                                                                        ==============         ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt............................................    $        6,526         $      5,617
  Accounts payable..................................................................            39,136               38,976
  Accrued expenses and other........................................................            30,556               30,257
  Customer advances.................................................................            12,348                5,527
                                                                                        --------------         ------------
        Total current liabilities...................................................            88,566               80,377
Long-term debt, excluding current installments......................................            37,976               38,003
Postretirement benefit and other long-term liabilities..............................            12,965               12,771
                                                                                        --------------         ------------
        Total liabilities...........................................................           139,507              131,151
                                                                                        --------------         ------------

Series B redeemable convertible preferred stock
   (aggregate redemption value of $15,000), $0.01
   par value. 15,000 shares authorized, issued and
   outstanding (net of issuance costs)..............................................            14,222               14,101

Stockholders' equity:
  Preferred stock $0.01 par value. Authorized
   5,000,000 shares (of which 500,000 are designated
   as Series A and 15,000 are designated as Series
   B); no shares issued and outstanding (except Series B shares above)..............                --                   --
  Series A preferred stock, $0.01 par value. Authorized 500,000 shares; no
         shares issued and outstanding..............................................                --                   --
  Common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 15,833,793 and 15,854,067 shares as of September 30, 2004
        and December 31, 2003, respectively.........................................               158                  159
  Additional paid-in capital........................................................            97,070               97,351
  Accumulated earnings..............................................................             7,620                8,115
   Treasury stock, 897,060 and 795,692 shares at cost as of September 30,
      2004 and  December 31, 2003, respectively.....................................            (8,504)              (7,182)
  Accumulated other comprehensive loss..............................................            (2,241)              (2,127)
  Notes receivable from officers....................................................                 -               (3,840)
                                                                                        --------------         ------------
        Total stockholders' equity..................................................            94,103               92,476
                                                                                        --------------         ------------

   Total liabilities and stockholders' equity.......................................    $      247,832         $    237,728
                                                                                        ==============         ============

See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              ------------------              -----------------
                                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                                                 -------------                  -------------
                                                                             2004            2003          2004             2003
                                                                          ----------      ----------    ----------      ----------
Revenues..............................................................    $   84,313      $   65,801    $  229,642      $  204,427
Cost of goods sold....................................................        65,353          49,777       176,237         156,045
                                                                          ----------      ----------    ----------      ----------
          Gross profit................................................        18,960          16,024        53,405          48,382
Selling, general and administrative expense...........................        13,290          12,647        40,165          38,291
Depreciation and amortization expense.................................         1,312           1,167         4,051           3,651
Closure, severance and other..........................................         2,677             722         2,762             947
Interest expense......................................................           903             950         2,709           3,089
Write-off of unamortized loan costs...................................            --              --           667              --
Interest cost on postretirement benefit liability.....................           225             209           675             628
Interest income.......................................................            (5)            (42)         (111)           (141)
Other, net............................................................           420             (74)        1,394             830
                                                                          ----------      -----------   ----------      ----------
    Income before income taxes and cumulative
        effect of change in accounting principle......................           138             445         1,093           1,087
Income tax provision .................................................            85             255           463             499
                                                                          ----------      ----------    ----------      ----------
    Net income before cumulative effect of change
        in accounting principle.......................................            53             190           630             588
Cumulative effect of change in accounting principle
      (net of tax benefit of $18 in 2003).............................            --               -            --              34
                                                                          ----------      ----------    ----------      ----------
        Net income....................................................    $       53      $      190    $      630      $      554
 Preferred stock dividends............................................           375             378         1,125             777
                                                                          ----------      ----------    ----------      ----------
        Net loss available to common stockholders.....................    $     (322)     $     (188)   $     (495)     $     (223)
                                                                          ==========      ==========    ==========      ==========

Loss per share--basic:
Net loss before cumulative effect of change in accounting principle...    $    (0.02)     $    (0.01)   $    (0.03)     $    (0.01)

Cumulative effect of change in accounting principle...................            --              --            --              --
                                                                          ----------      ----------    ----------      ----------
        Net loss......................................................    $    (0.02)     $   ( 0.01)   $    (0.03)     $    (0.01)
                                                                          ==========      ==========    ==========      ==========

Loss per share--diluted:
Net loss before cumulative effect of change in accounting principle...    $   ( 0.02)     $    (0.01)   $    (0.03)     $    (0.01)

Cumulative effect of change in accounting principle...................            --              --            --              --
                                                                          ----------      ----------    ----------      ----------
        Net loss......................................................    $    (0.02)     $    (0.01)   $    (0.03)     $    (0.01)
                                                                          ==========      ==========    ==========      ==========

Basic weighted average number of shares of
  common stock outstanding............................................        15,770          15,854        15,867          15,836
Diluted weighted average number of shares
  of common stock outstanding.........................................        15,770          15,854        15,867          15,836

See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      -------------------------
                                                                         2004           2003
                                                                      ----------     ----------
Cash flows from operating activities:
  Net income ....................................................     $      630     $      554
  Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Cumulative effect of change in accounting principle ........             --             34
     Deferred income tax expense ................................            279          1,433
     Depreciation and amortization expense ......................          4,051          3,651
     Non-cash interest income ...................................            (74)          (116)
     Other, net .................................................            298            556
     Write-off of unamortized loan costs ........................            667             --
     Revaluation of warrants and other ..........................           (192)           (15)
     Interest cost on postretirement benefit liability ..........            675            628
     Gain on the sale of property, plant and equipment ..........           (158)          (265)
     Change in assets and liabilities:
       Decrease(increase) in trade accounts receivable ..........         (4,809)         6,389
       Increase in inventories ..................................         (4,412)        (3,755)
       Increase in prepaid expense and other current
             assets .............................................         (1,687)          (683)
       Increase in long-term assets .............................            (78)          (299)
       Increase in accounts payable .............................            244          3,039
       Decrease in accrued expenses and other ...................           (195)        (6,730)
       Increase in customer advances ............................          6,777          2,133
                                                                      ----------     ----------
          Net cash provided by operating activities .............          2,016          6,553
                                                                      ----------     ----------
Cash flows from investing activities:
  Capital expenditures for property, plant and equipment ........         (4,701)        (8,347)
  Proceeds from the sale of property, plant and equipment .......            296            670
                                                                      ----------     ----------
          Net cash used in investing activities .................         (4,405)        (7,677)
                                                                      ----------     ----------
Cash flows from financing activities:
  Net repayments under long-term revolving
    credit facilities ...........................................        (11,628)        (3,877)
  Repayments of long-term debt ..................................        (32,405)        (5,324)
  Borrowings of long-term debt ..................................         45,000             --
  Proceeds from the issuance of preferred stock, net ............            121         14,101
  Proceeds from the stock issuances related to stock options ....          1,291            111
  Dividends paid ................................................           (750)          (399)
  Deferred financing fees .......................................           (886)            --
  Change in bank overdrafts .....................................          3,124         (3,450)
  Payments on postretirement benefit liability ..................         (1,380)        (1,338)
                                                                      ----------     ----------
          Net cash (used in)provided by financing activities ....          2,488           (176)
                                                                      ----------     ----------
Effect of exchange rate changes on cash and cash
   equivalents ..................................................           (330)           745
                                                                      ----------     ----------
Change in cash and cash equivalents .............................           (231)          (555)
Cash and cash equivalents at beginning of period ................          1,751          1,689
                                                                      ----------     ----------
Cash and cash equivalents at end of period ......................     $    1,520     $    1,134
                                                                      ==========     ==========
Cash payments for:
  Interest ......................................................     $    1,755     $    2,260
  Income taxes ..................................................     $      306     $      782

See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

      The accompanying condensed consolidated interim financial statements and related disclosures are unaudited and have been prepared by NATCO Group Inc. pursuant to accounting principals generally accepted in the United States ("US GAAP") for interim financial statements and the rules and regulations of the Securities and Exchange Commission. As permitted by these regulations, certain information and footnote disclosures that would typically be required in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company's management believes that these statements reflect all the normal recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented, so that these interim financial statements are not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filing for the year ended December 31, 2003.

      To prepare financial statements in accordance with US GAAP, the Company's management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses incurred during the reporting period. Actual results could differ from those estimates. Furthermore, certain reclassifications have been made to fiscal year 2003 amounts in order to present these results on a comparable basis with amounts for fiscal year 2004. These reclassifications had no impact on net income.

      References to "NATCO" and "the Company" are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

(2) EMPLOYEE STOCK OPTIONS

      The Company accounts for its employee stock incentive plans by applying the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. If entities continued to apply the provision of APB Opinion No. 25, pro forma net income and earnings per share disclosures would be required for all employee stock option grants made in 1995 and subsequent years, as if the fair value-based method defined in SFAS No. 123 had been applied. SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment to FASB Statement No. 123," issued in December 2002, provided alternative methods to transition to the fair value method of accounting for stock-based compensation, on a volunteer basis, and required additional disclosures at annual and interim reporting dates. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosures required by SFAS No. 123.

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

                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                                     -------------             -------------
                                                                  2004         2003         2004         2003
                                                               ----------   ----------   ----------   ----------
                                                               (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net loss available to common stockholders -- as reported ...   $     (322)  $     (188)  $     (495)  $     (223)

Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects ...............         (151)        (118)        (430)        (439)

Add: Total stock-based employee compensation
  expense recognized, net of related tax effect ............           24           --           36           --
                                                               ----------   ----------   ----------   ----------
Pro forma loss .............................................   $     (449)  $     (306)  $     (889)  $     (662)
                                                               ==========   ==========   ==========   ==========

Loss per share:
   Basic -- as reported ....................................   $    (0.02)  $    (0.01)  $    (0.03)  $    (0.01)
   Basic -- pro forma ......................................   $    (0.03)  $    (0.02)  $    (0.06)  $    (0.04)

   Diluted -- as reported ..................................   $    (0.02)  $    (0.01)  $    (0.03)  $    (0.01)
   Diluted -- pro forma ....................................   $    (0.03)  $    (0.02)  $    (0.06)  $    (0.04)

(3) REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

      Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder, into (1) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares) at September 30, 2004, and (2) a cash payment equal to the amount of dividends on such shares that have accrued since the prior semi-annual dividend payment date. The Company paid dividends of $750,000 on the Series B Preferred Shares on June 15, 2004 related to the period January 1, 2004 through June 30, 2004, and has accrued an additional $375,000 of dividends payable relating to the period July 1, 2004 through September 30, 2004.

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

      The warrants issued to Lime Rock Partners II, L.P. have an exercise price of $10.00 per share of common stock and expire on March 25, 2006. The Company can force the exercise of the warrants if NATCO's common stock trades above $13.50 per share for 30 consecutive days. The warrants contain a provision whereby the holder could require the Company to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the warrant agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The Company recorded the resulting liability of $99,000 as of the issuance date. The Company adjusted this liability to $193,000 as of September 30, 2004, as a result of the change in the fair value of the warrants. Similarly, changes in fair value in future periods will be recorded in net income during the period of the change.

(4) EARNINGS (LOSS) PER SHARE

      The following table presents the computation of basic and diluted earnings
(loss) per common and potential common share for the three and nine months ended September 30, 2004 and 2003, respectively:

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                     -----------------------   -----------------------
                                                        2004         2003         2004         2003
                                                     ----------   ----------   ----------   ----------
                                                     (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net loss available to common stockholders ........   $     (322)  $     (188)  $     (495)  $     (223)
Basic EPS shares .................................       15,770       15,854       15,867       15,836
Basic EPS ........................................   $    (0.02)  $    (0.01)  $    (0.03)  $    (0.01)
Dilutive shares ..................................            -            -            -            -
Diluted EPS shares ...............................       15,770       15,854       15,867       15,836
Diluted EPS ......................................   $    (0.02)  $    (0.01)  $    (0.03)  $    (0.01)

    The Company computed basic earnings per share by dividing net loss available to common stockholders by the weighted average number of shares outstanding for the period. Net loss available to common stockholders at September 30, 2004, represented net loss before the cumulative effect of change in accounting principle, less preferred stock dividends accrued. The Company determined diluted earnings per common and potential common share at September 30, 2004, as net loss available to common stockholders divided by the weighted average number of shares outstanding for the period, after applying the if-converted method to determine any incremental shares associated with convertible preferred stock, warrants and restricted stock outstanding. Since the effect of the convertible preferred stock and related warrants was anti-dilutive at September 30, 2004, these shares were not considered common and potential common shares for purposes of calculating earnings per share at September 30, 2004, in accordance with SFAS No. 128, "Earnings per Share." Outstanding employee stock options and incremental shares related to restricted stock were considered potential common shares for purposes of this calculation. For the quarter ended September 30, 2004, potential common shares related to employee stock options and restricted shares included in diluted weighted average shares were 81,501 shares and 2,621 shares, respectively. Since the Company recorded a net loss available to common stockholders for the nine months ended September 30, 2004 and for the quarter and nine months ended September 30, 2003, all common stock equivalents related to these periods were deemed to be anti-dilutive. Anti-dilutive stock options were excluded from the calculation of potential common shares. If anti-dilutive shares were included in the calculations for the three-month and nine-month periods ended September 30, 2004 and 2003, the impact would have been a reduction of 163,881 shares and 407,211 shares, respectively, and 203,715 shares and 495,320 shares, respectively.

(5) INVENTORIES

      Inventories consisted of the following amounts:

                                               SEPTEMBER 30,   DECEMBER 31,
                                                  2004            2003
                                               ------------    ------------
                                               (UNAUDITED)
                                                     (IN THOUSANDS)
Finished goods........................         $     11,589    $     11,778
Work-in-process.......................               11,673           8,402
Raw materials and supplies............               18,220          16,168
                                               ------------    ------------
  Inventories at FIFO.................               41,482          36,348
Excess of FIFO over LIFO cost.........               (2,376)         (1,775)
                                               ------------    ------------
                                               $     39,106    $     34,573
                                               ============    ============

(6) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Costs and estimated earnings on uncompleted contracts were as follows:

                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                 2004              2003
                                                                              -------------    ------------
                                                                              (UNAUDITED)
                                                                                     (IN THOUSANDS)
Cost incurred on uncompleted contracts..................................      $      77,731    $     86,076
Estimated earnings......................................................             13,215          22,585
                                                                              -------------    ------------
                                                                                     90,946         108,661
Less billings to date...................................................             82,028          91,288
                                                                              -------------    ------------
                                                                              $       8,918    $     17,373
                                                                              =============    ============
Included in the accompanying balance sheet under the captions:
  Trade accounts receivable.............................................      $      21,147    $     22,375
  Advance payments......................................................            (12,229)         (5,002)
                                                                              -------------    ------------
                                                                              $       8,918    $     17,373
                                                                              =============    ============

(7) CLOSURE, SEVERANCE AND OTHER

      In September 2004, the Company recorded severance expense of $210,000 related to staff reductions in the North American Operations. As of September 30, 2004, the Company had a liability of $205,000 related to this matter.

      On July 28, 2004, the Company entered into a Separation Agreement with Mr. Nathaniel A. Gregory, then the Company's CEO, pursuant to which Mr. Gregory stepped down as Chairman of the Board of Directors on that date and agreed to resign from the Company on September 7, 2004. During the quarter the Company recorded expense of approximately $2.5 million related to (1) severance payments
(2) continuation of Mr. Gregory's welfare benefits for a period of 36 months following separation, (3) extending the exercise dates for Mr. Gregory's outstanding options to 18 months following the separation date, (4) payment of certain of his attorneys' fees in connection with the Separation Agreement, and
(6) reimbursement of certain moving expenses. During the quarter, the Company paid $1.4 million of this amount, including approximately $62,000 for stock based employee compensation expense. As of September 30, 2004, the Company had a liability of $1.1 million related to the separation agreement.

      The Company also agreed to (1) accelerate vesting of any of Mr. Gregory's outstanding options, (2) reimburse certain living and commuting expense through the separation date consistent with past practice, (3) continue providing director and officer indemnification insurance for a period of time,(4) pay bonuses earned through the separation date pursuant to the Company's bonus plan and (5) continue to reimburse Mr. Gregory's office space in Connecticut through December 31, 2004. The cost of these items has been or will be expensed in the period incurred. Under this Agreement, Mr. Gregory agreed to provide advisory services for a period of one year following the separation date, when and as requested by the Board, and to release the Company from certain potential claims. The Company did not incur any cost related to this item during the quarter and , if incurred, will record as an expense in the period incurred. The parties also agreed on certain procedures for the repayment of Mr. Gregory's then outstanding loans to the Company, which were paid in full on July 28, 2004.

      In addition, the Company recorded and paid severance expense of $111,000 in June 2004 associated with staff reductions at a subsidiary in the Automation and Control Systems business segment and a subsidiary within the North American Operations business segment.

      In December 2003, the Company's management approved additional restructuring costs including a plan to close an Engineered Systems location in Singapore and recorded closure and other expense of $692,000, of which $515,000 related to severance, $35,000 related to the termination of a lease arrangement and $142,000 related to employee relocation. As of September 30, 2004, the Company had a liability of $163,000 related to this restructuring plan.

      In September 2003, the Company recorded expenses of $722,000 associated with a management-approved restructuring plan, which included the involuntary termination of certain administrative and operating personnel in connection with the closure of a manufacturing facility in Covington, Louisiana, at the Company's corporate headquarters, at the Company's research and development facility in Tulsa, Oklahoma, and related to the consolidation of operations in the U.K. Of the total expense recognized under this restructuring plan, $640,000 related to post-employment benefits, which were accounted for in accordance with SFAS No. 112, "Employers' Accounting for Post-employment Benefits, an amendment of FASB Statements No. 5 and 43," and $82,000 related to consultant's fees, equipment moving costs and employee relocations, which were accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." During the nine months ended September 30, 2004, the Company incurred an additional $51,000 of expense related to this restructuring plan, offset by accrual reversals as a result of changes in the assessment of liability under this plan totaling $77,000, resulting in an increase in net income of $26,000 for the period. The Company had a liability of $31,000 related to this restructuring plan as of September 30, 2004.

      As of December 31, 2002, the Company had recorded a liability totaling $304,000 related to certain restructuring costs incurred in connection with the closure of a manufacturing facility in Edmonton, Alberta, Canada. Through September 30, 2004, this liability was increased to $351,000 due to exchange rate changes of $47,000 and reduced by $217,000 related to amounts paid and $126,000 related to a change in the assessment of liability under the lease arrangement for the facility. As of September 30, 2004, the Company had a liability of approximately $8,000 related to this restructuring plan, primarily associated with lease commitments. In addition, the Company recorded closure and other expense associated with this Canadian restructuring plan of $230,000 during the nine months ended September 30, 2003, which were not included as part of the December 31, 2002 restructuring reserve. These costs included equipment moving costs and employee relocations, including severance costs of $129,000 that were not identified as restructuring costs as of the plan measurement date.

(8) LONG-TERM DEBT

      The Company had the following consolidated borrowings as of the date indicated:

                                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                                              2004                2003
                                                                                          -------------       --------------
                                                                                           (UNAUDITED)
                                                                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
BANK DEBT
2004 term loan with variable interest rate (4.69% at September 30, 2004) and quarterly payments of principal ($1,607) and interest, due
   March 31, 2007.....................................................................    $      41,786       $           --
2004 revolving credit bank loans with variable interest rate (6.50% at
   September 30, 2004) and quarterly interest payments, due
   March 31, 2007.....................................................................            1,500                   --
2001 term loan with variable interest rate (3.91% at December 31, 2003) and quarterly payments of principal ($1,750) and interest, due
   March 31, 2006.....................................................................               --               30,750
2001 revolving credit bank loans with variable interest rate (4.88% at
   December 31, 2003) and quarterly interest payments, due
   March 31, 2004.....................................................................               --               10,881
Promissory note with variable interest rate (4.92% at September 30, 2004 and
   4.40% at December 31, 2003) and quarterly payments of principal ($24) and
   interest, due February 8, 2007........................                                         1,216                1,289
Revolving credit bank loans (export sales facility) with variable interest rate
   (6.50% at September 30, 2004) and monthly interest payments, due
    March 31, 2007...........................................                                        --                   --
Revolving credit bank loans (export sales facility) with variable interest rate
   (4.75% and 4.00% at June 30, 2004 and December 31, 2003, respectively) and
   monthly interest payments, due July 23, 2004.......................................               --                  700
                                                                                          -------------       --------------
      Total...........................................................................    $      44,502       $       43,620
      Less current installments.......................................................           (6,526)              (5,617)
                                                                                          -------------       --------------
          Long-term debt..............................................................    $      37,976       $       38,003
                                                                                          =============       ==============

      On July 23, 2004, the Company and two of its subsidiaries entered into an international revolving credit agreement with Wells Fargo HSBC Trade Bank, N.A. providing for loans of up to $10 million, subject to borrowing base limitations. This working capital facility for export sales is secured by specific project inventory and receivables, as well as certain other inventory, accounts receivable and equipment, and is partially guaranteed by the U.S. Export-Import Bank. Loans under this facility mature on March 31, 2007, and bear interest at either (1) a Base Rate, as defined in the agreement, less .25% or (2) the London Interbank Offered Rate ("LIBOR") plus 2.00%, at the Company's election. This facility replaced a similar export sales credit facility that terminated on July 23, 2004. No letters of credit were outstanding under this facility as of September 30, 2004. This facility had fees related to letters of credit of approximately 1.00% of the outstanding balance for the period July 23, 2004 to September 30, 2004.

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

      The 2004 term loan and revolving facilities agreement provides for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility ("EBITDA"), and ranging from, at the Company's election, (1) a high LIBOR plus 2.75% to a low of LIBOR plus 2.00% or (2) a high of a base rate plus 1.75% to a low of a base rate plus 1.00%. The Company will pay commitment fees related to this agreement on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which were calculated at 0.50% at September 30, 2004.

      Borrowings of $41.8 million were outstanding under the term loan portion of the 2004 term loan and revolving credit facilities at September 30, 2004, and bore interest at 4.67%. Borrowings outstanding under the revolving credit portion of the 2004 term loan and revolving credit facility at September 30, 2004 were $1.5 million and bore interest at 6.50%. The Company had letters of credit outstanding under these revolving facilities of $24.9 million. Fees related to these letters of credit were approximately 2.50% of the outstanding balance at September 30, 2004. These letters of credit support contract performance and warranties and expire at various dates through February 2008.

      The 2004 term loan and revolving facilities agreement is secured by a first lien or first priority security interest in or pledge of substantially all of the assets of the borrowers, including accounts receivable, inventory, equipment, intangibles, equity interests in U.S. subsidiaries and 66?% of the equity interest in active, non-U.S. subsidiaries. Assets of the Company and its active U.S. subsidiaries secure the U.S., Canadian and U.K. revolving facilities, assets of the Company's Canadian subsidiary also secure the Canadian facility and assets of the Company's U.K. subsidiaries also secure the U.K. facility. The U.S. facility is guaranteed by each U.S. subsidiary of the Company, while the Canadian and U.K. facilities are guaranteed by NATCO Group Inc., each of its U.S. subsidiaries and the Canadian subsidiary or the U.K. subsidiaries, as applicable.

      The Company paid commitment fees of 0.50% for the quarter ended September 30, 2004 on the undrawn portion of the 2004 term loan and revolving credit facilities.

      The 2004 term loan and revolving facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio and impose a minimum net worth requirement. On September 30, 2004, the Company was in compliance with all restrictive debt covenants under its loan agreements.

      Prior to March 15, 2004, the Company maintained a credit facility that consisted of a $50.0 million term loan, a $30.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $10.0 million U.K. revolving facility, referred to as the 2001 term loan and revolving facilities. The 2001 term loan and revolving facilities were terminated on March 15, 2004 and replaced by the 2004 term loan and revolving facilities.

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

      On February 6, 2002, the Company borrowed $1.5 million under a long-term promissory note to finance the purchase of a manufacturing facility in Magnolia, Texas. This note accrues interest at the 90-day LIBOR plus 3.25%, and requires quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002, with a final balloon payment due February 2007. The outstanding balance of this note was $1.2 million at September 30, 2004 and bore interest at 4.92%. This promissory note is collateralized by the manufacturing facility in Magnolia, Texas.

      The Company previously maintained a working capital facility for export sales that provided for aggregate borrowings of $10.0 million, subject to borrowing base limitations, which matured on July 23, 2004 and was replaced by a similar facility on that date. The export sales credit facility was secured by specific project inventory and receivables, and was partially guaranteed by the U.S. Export-Import Bank. The Company had fees related to letters of credit under this facility which were approximately 1% of the outstanding balance for the period from January 1, 2004 to July 23, 2004.

      The Company also had unsecured letters of credit and bonds totaling $660,000 at September 30, 2004.

(9) INCOME TAXES

      NATCO's effective income tax rate for the nine months ended September 30, 2004 was 42%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials, losses in foreign subsidiaries, changes in valuation allowances recorded and certain permanent book-to-tax differences. There are certain tax returns for certain years currently under review. Although we believe we have adequately provided for income taxes, the ultimate tax outcome may differ from the amounts recorded in our financial statements. Such determinations could materially affect our financial results in that period or periods for which such determination is made.

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

      Consistent with restructuring efforts in late 2003 and to more closely align the Company's segment presentation to the internal reporting presentation used by the Company's management, the Company changed the presentation of its reportable segments in December 2003, by reclassifying certain manufacturing plants and related assets from the Engineered Systems segment to the North American Operations segment. As a result of this reclassification, total assets, capital expenditures and depreciation and amortization expense increased for the North American Operations segment for the quarter ended September 30, 2003 by $13.3 million, $15,000 and $244,000, respectively, and for the nine months ended September 30, 2003 by $13.3 million, $65,000 and $724,000, respectively, with corresponding decreases in the Engineered Systems segment, in order to present these amounts on a comparable basis with the segment results for the quarter and nine months ended September 30, 2004. Summarized segment results for the quarters and nine-month periods ended September 30, 2004 and 2003 were as follows:

                                                NORTH                    AUTOMATION
                                              AMERICAN     ENGINEERED     & CONTROL    CORPORATE &
                                             OPERATIONS     SYSTEMS        SYSTEMS        OTHER         TOTAL
                                             ----------     -------        -------        -----         -----
                                                               (UNAUDITED, IN THOUSANDS)
THREE MONTHS ENDED
  SEPTEMBER 30, 2004

Revenues from unaffiliated customers..       $   50,454    $   20,689    $   13,170    $        --    $ 84,313
Inter-segment revenues ...............              455            49           973         (1,480)         --
Segment profit (loss) ................            6,753           624           816         (2,526)      5,670
Total assets .........................          126,784        95,108        19,714          6,226     247,832
Capital expenditures .................              564            58           187             76         885
Depreciation and amortization ........              944           194            94             81       1,313
THREE MONTHS ENDED
  SEPTEMBER 30, 2003

Revenues from unaffiliated customers..       $   32,553    $   20,528    $   12,720    $        --    $ 65,801
Inter-segment revenues ...............              165           308           684         (1,157)         --
Segment profit (loss) ................            2,891           192         1,254           (960)      3,377
Total assets .........................          113,624        90,238        21,521          9,808     235,191
Capital expenditures .................            1,631           333             2              4       1,970
Depreciation and amortization ........              913           131            28             95       1,167
NINE MONTHS ENDED
  SEPTEMBER 30, 2004

Revenues from unaffiliated customers..       $  129,429    $   67,307    $   32,906    $        --    $229,642
Inter-segment revenues ...............            1,065           213         2,537         (3,815)         --
Segment profit (loss) ................           16,911         1,028         1,767         (6,466)     13,240
Total assets .........................          126,784        95,108        19,714          6,226     247,832
Capital expenditures .................            1,723           273           242            134       2,372
Depreciation and amortization ........            2,830           643           296            282       4,051
NINE MONTHS ENDED
  SEPTEMBER 30, 2003

Revenues from unaffiliated customers..       $   91,297    $   73,769    $   39,361    $        --    $204,427
Inter-segment revenues ...............              992           375         3,291         (4,658)         --
Segment profit (loss) ................            6,923         2,250         3,821         (2,903)     10,091
Total assets .........................          113,624        90,238        21,521          9,808     235,191
Capital expenditures .................            7,099         1,092           132             24       8,347
Depreciation and amortization ........            2,555           588           223            285       3,651

      The following table reconciles total segment profit to net income before cumulative effect of change in accounting principle:

                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                             --------------------       --------------------
                                                              2004         2003          2004         2003
                                                             -------      -------       -------      -------
                                                                         (UNAUDITED, IN THOUSANDS)
Total segment profit ..................................      $ 5,670      $ 3,377       $13,240      $10,091
Net interest expense ..................................        1,123        1,117         3,273        3,576
Depreciation and amortization .........................        1,312        1,167         4,051        3,651
Closure, severance and other ..........................        2,677          722         2,762          947
Write-off of unamortized loan costs ...................           --           --           667           --
Other, net ............................................          420          (74)        1,394          830
                                                             -------      -------       -------      -------
Net income before income taxes and cumulative effect of
   change in accounting principle .....................          138          445          1093        1,087
  Income tax provision ................................           85          255           463          499
                                                             -------      -------       -------      -------
    Net income before cumulative effect of change in
     accounting principle .............................      $    53      $   190       $   630      $   588
                                                             =======      =======       =======      =======

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

      On December 31, 2003, the President of the United States signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. In May 2004, the Financial Accounting Standards Board issued FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This pronouncement requires the Company to determine whether or not the benefit provided under its plan is "actuarially equivalent" to the Medicare prescription drug-benefit. If the benefit provided is actuarially equivalent and this federal subsidy is deemed a significant event, the Company is required to account for the federal subsidy attributable to past services as an actuarial gain under FSP SFAS No. 106 and to reduce the accumulated postretirement benefit obligation. For the portion of the federal subsidy attributable to current or future service, the Company is required to reduce net periodic postretirement benefit cost while the employee provides the service. The Company's actuary made a preliminary assessment that the benefits provided under its postretirement benefit plan are actuarially equivalent and that this law could reduce the Company's overall accumulated postretirement benefit obligation by $1.9 million, and thereby reduce the annual net periodic benefit cost associated with this plan. Based on this preliminary assessment, for the nine months ended September 30, 2004, net periodic benefit cost was reduced by approximately $222,000, of which $87,000 related to a reduction of interest cost and $135,000 related to a reduction of the amortization of the cumulative experience loss, to reflect the most recent estimate of the Company's net periodic benefit cost under this postretirement benefit plan. The Company intends to continue to review its assessment of the impact of this law on its postretirement benefit plan during 2004, and expects to adjust net periodic benefit cost accordingly.

      The following table summarizes the components of net periodic benefit cost under the Company's postretirement benefit plan as of September 30, 2004 and 2003, respectively:

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                            SEPTEMBER 30                  SEPTEMBER 30,
                                       ---------------------          ---------------------
                                        2004           2003            2004           2003
                                       -----          ------          ------         ------
                                                    (UNAUDITED, IN THOUSANDS)
Unrecognized prior service cost        $(146)         $(146)          $ (438)        $(438)
Interest cost                            221            227              663           682
Unrecognized loss                        150            128              450           384
                                       -----          -----           ------         -----
   Net periodic benefit cost           $ 225          $ 209           $  675         $ 628
                                       =====          =====           ======         =====

      During the three and nine months ended September 30, 2004, there were no significant modifications or changes to the level of contributions provided to the plan by the Company or the plan participants.

      Prior to plan termination, the Company maintained a plan that provided pension benefits to certain union employees in Canada. In August 2001, the participants of the plan voted to terminate contributions to the plan and receive actuarially determined cash distributions. The plan was formally terminated in December 2002, with distributions paid in early 2003. In February 2003, the Company purchased an annuity contract, and effective April 2003, all liability for any future claims related to this plan were transferred to the contract insurer. For the nine months ended September 30, 2003, net periodic benefit cost under this plan was $9,000 attributable primarily to interest cost.

(12) GOODWILL AND INTANGIBLE ASSETS

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets with indefinite lives, including goodwill, on an impairment basis, while intangible assets with a defined term, such as patents, are amortized over the useful life of the asset.

      Intangible assets subject to amortization as of September 30, 2004 and 2003 were:

                                  AS OF SEPTEMBER 30, 2004        AS OF SEPTEMBER 30, 2003
                                  ------------------------        ------------------------
                                    GROSS                            GROSS
                                  CARRYING     ACCUMULATED         CARRYING    ACCUMULATED
TYPE OF INTANGIBLE ASSET           AMOUNT     AMORTIZATION          AMOUNT     AMORTIZATION
- ------------------------          --------    ------------         --------    ------------
                                                (UNAUDITED, IN THOUSANDS)
Deferred financing fees            $  973        $ 173             $ 3,528        $ 2,520
Patents                               165           54                 160             33
Other                                 534          304                 361            254
                                  -------        -----             -------        -------
  Total                           $ 1,672        $ 531             $ 4,049        $ 2,807
                                  =======        =====             =======        =======

      Amortization and interest expense of $109,000 and $209,000 were recognized related to these assets for the three months ended September 30, 2004 and 2003, respectively, and $370,000 and $637,000 for the nine months ended September 30, 2004 and 2003, respectively. In addition, the Company recorded expense of $667,000 related to the write-off of deferred financing fees, resulting from the retirement of the 2001 term loan and revolving credit facilities. See Note 8, Long-term Debt. The estimated aggregate amortization and interest expense for these assets for each of the following five fiscal years, excluding the write-off of deferred financing fees mentioned above, is: 2004 -- $424,000; 2005
- -- $339,000; 2006 -- $334,000; 2007 -- $101,000; and 2008 -- $28,000. For
segment reporting purposes, these intangible assets and the related amortization expense were recorded under "Corporate and Other."

      Net goodwill of $80.2 million was the Company's only intangible asset that did not require periodic amortization as of September 30, 2004. The $0.1 million increase in the value of goodwill during the nine months ended September 30, 2004 related entirely to currency exchange rate fluctuations.

      In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2003, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the nine months ended September 30, 2004, as management noted no indications of goodwill impairment. However, the Company is reviewing incremental growth and cost management initiatives to be implemented over the next several months. Such initiatives may include the repositioning of certain business operations in their markets that could, in turn, have a negative impact on the valuation of segment goodwill. The Company is unable to estimate the impact, if any, of such initiatives until such time as its plans are finalized and approved by the Board of Directors and goodwill impairment is tested.

(13) CHANGE IN ACCOUNTING PRINCIPLE

      Effective January 1, 2003, NATCO recorded the cumulative effect of change in accounting principle related to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard required the Company to record the fair value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets, was incurred. In addition, the standard requires the Company to record a corresponding asset that will be depreciated over the life of the asset that gave rise to the liability. Subsequent to the initial measurement of the asset retirement obligation, the Company will be required to adjust the related liability at each reporting date to reflect changes in estimated retirement cost and the passage of time. The Company recorded a loss of $34,000, net of tax, as of January 1, 2003, as a result of this change in accounting principle. The related asset retirement obligation and asset cost of $96,000 was associated with an obligation to remove certain leasehold improvements upon termination of lease arrangements, including concrete pads and equipment. The asset cost will be depreciated over the remaining useful life of the related assets. There was no significant change in the asset or liability during the nine months ended September 30, 2004.

(14) RELATED PARTY TRANSACTIONS

      Under the terms of an employment agreement in effect prior to 1999, the Company loaned its Chief Executive Officer $1.2 million in July 1999 to purchase 136,832 shares of common stock. During February 2000, after the Company completed the initial public offering of its Class A common stock, also pursuant to the terms of that employment agreement, the Company paid this executive officer a bonus equal to the principal and interest accrued under this note arrangement and recorded compensation expense of $1.3 million. The officer used the proceeds of this settlement, net of tax, to repay the Company approximately $665,000. In addition, on October 27, 2000, the Company's board of directors agreed to provide a full-recourse loan to this executive officer to facilitate the exercise of certain outstanding stock options. The amount of the loan was equal to the cost to exercise the options plus any personal tax burdens that resulted from the exercise. The maturity of these loans was July 31, 2003, and interest accrued at rates ranging from 6% to 7.8%. As of September 30, 2002, these outstanding notes receivable totaled $3.4 million, including principal and accrued interest. Effective July 1, 2002, the notes were reviewed by the Company's board and amended to extend the maturity dates to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the notes balances as of September 30, 2002, including previously accrued interest. These loans to this executive officer, which were made on a full recourse basis in prior periods to facilitate direct ownership in the Company's common stock, were subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002 at all times prior to their repayment.

      As previously agreed in 2001, the Company loaned its President $216,000 on April 15, 2002, under a full-recourse note arrangement which accrued interest at 6% and was to mature on July 31, 2003. The funds were used to pay the exercise cost and personal tax burdens associated with stock options exercised during 2001. Effective July 1, 2002, the note was amended to extend the maturity date to July 31, 2004, and to require interest to be calculated at an annual rate based on LIBOR plus 300 basis points, adjusted quarterly, applied to the note balance as of September 30, 2002, including previously accrued interest. This loan to this executive officer, which was made on a full recourse basis in prior periods to facilitate direct ownership in the Company's common stock, was subject to and in compliance with provisions of the Sarbanes-Oxley Act of 2002 at all times prior to their repayment.

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

(15) LITIGATION

      Magnum Transcontinental Corp. Arbitration and Petroserv, S.A. v. National Tank Company, 165th Jud. Dist. Ct., Harris Co., TX (Cause No. 200418769). These matters stem from an agreement among NATCO Group, Magnum Transcontinental Corporation, the U.S. procurement arm of Petroserv S.A., and Zephyr Offshore, Inc., a Petroserv subsidiary, to manufacture and install a processing plant on a Petroserv rig, and Petroserv's agency agreement with NATCO for certain projects in Brazil. NATCO claims Magnum owes it approximately $419,000 under the plant manufacturing agreement for additional work performed in excess of the days agreed in the contract. NATCO submitted the matter to binding American Arbitration Association arbitration on October 29, 2003. In the arbitration, Magnum originally counter-claimed for approximately $4.7 million, alleging breach of contract. Magnum amended its answer and counter-claim in the arbitration on July 16, 2004, reducing its total amount claimed to approximately $1.3 million. At an arbitration hearing held in October 2004, Magnum further reduced its counterclaim by $570,000. NATCO disputes the amounts claimed by Magnum, and intends to vigorously pursue its claims while defending against the counterclaim. Therefore, NATCO has not recorded an accrual related to this matter as of September 30, 2004. The arbitration proceeding is expected to be completed in November or December 2004.

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

      In May 2004, the FASB issued FSP FAS No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This pronouncement requires the Company to determine whether or not the benefit provided is "actuarially equivalent" to the Medicare prescription drug-benefit. If the benefit provided is actuarially equivalent and the subsidy is deemed a significant event, the Company is required to account for the federal subsidy attributable to past services as an actuarial gain under SFAS No. 106 and to reduce the accumulated post retirement benefit obligation. For the portion of the federal subsidy attributable to current or future service, the Company is required to reduce net periodic postretirement benefit cost while the employee provides the service. This pronouncement became effective for interim or annual reporting periods beginning after June 15, 2004. The Company adopted this pronouncement on June 30, 2004. The required interim disclosures have been incorporated into this Quarterly Report on Form 10-Q. See
Note 11, Pension and Other Postretirement Benefits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      Management's Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this document include, but are not limited to, discussions regarding possible future growth and cost initiatives (See "-Overview") indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company's results of operations (see " -- Industry and Business Environment"), future uses of and requirements for financial resources (see " -- Liquidity and Capital Resources"), and backlog levels in 2004 (see " -- Liquidity and Capital Resources"). Our views about the future of our business, customer spending, oil and gas prices and our business environment are only our expectations regarding these matters. Actual results may differ materially from those expressed in the forward-looking statements for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of OPEC, conflict involving the United States or in major petroleum producing or consuming regions, acts of terrorism, the development of technology that could lower overall finding and development costs, weather patterns and the overall condition of capital and equity markets for countries in which we operate.

      The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers also are urged to review and consider carefully the various disclosures advising interested parties of the factors that affect our business, including but not limited to, the disclosures made under the caption "Risks Relating to our Business" and the other factors and risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, and in subsequent reports filed with the Securities and Exchange Commission. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any forward-looking statement is based.

RISK FACTORS

      We have disclosed risk factors related to our business and operations in our Annual Report on Form 10-K for the year ended December 31, 2003 and in subsequent reports filed with the Securities and Exchange Commission. Readers should refer to the disclosures made in Part I, Item 1 of the Form 10-K under the caption "Risks Relating to Our Business" and the other factors and risks discussed in the Form 10-K and subsequent filings. In addition, you should consider the following risks related to our business and operations.

      WHILE WE BELIEVE THAT WE CURRENTLY HAVE ADEQUATE INTERNAL CONTROL PROCEDURES IN PLACE, WE ARE STILL EXPOSED TO INCREASED COSTS AND RISKS ASSOCIATED WITH COMPLYING WITH CORPORATE GOVERNANCE AND DISCLOSURE STANDARDS.

      We are evaluating our internal controls systems in order to allow management to report on, and our Registered Independent Public Accounting Firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have prepared a plan of action for compliance and we are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. Towards that end, we have incurred significant added expenses and diverted a substantial amount of management's time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions. Furthermore, we cannot be certain that the result of any or all such actions will be adequate to assure our timely compliance given that there is not precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to punitive actions by regulatory authorities, such as the Securities and Exchange Commission or the New York Stock Exchange. The effect of any such action by the regulatory authorities on the Company is unknown at this time.

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

      We report three separate business segments: North American Operations, Engineered Systems and Automation and Control Systems.

      On July 28, 2004, the Company announced the resignation of its former Chairman and CEO, Mr. Gregory, to be effective July 28 and September 7, 2004, respectively. At the same time, the Company announced that one of its independent directors had been elected Chairman of the Board and would become Interim CEO upon the departure of Mr. Gregory. The Company also announced that it had begun a search for a permanent CEO with the assistance of a nationally recognized executive recruiting firm.

      The Company also announced on November 4, 2004 that it is reviewing incremental growth and cost initiatives to be implemented over the next several months. The Company intends to provide guidance with respect to these initiatives and 2005 earnings before year-end.

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

      Impairment Testing: Goodwill. As required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we evaluate goodwill annually for impairment by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required by SFAS No. 142, we identify separate reportable units for purposes of this evaluation. In determining carrying value, we segregate assets and liabilities that, to the extent possible, are clearly identifiable by specific reportable unit. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reportable unit, are allocated in accordance with the standard. Fair value is determined by discounting projected future cash flows at our cost of capital rate, as calculated. The fair value is then compared to the carrying value of the reportable unit to determine whether or not impairment has occurred at the reportable unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit's assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, we would record an impairment charge for that amount. Net goodwill was $80.2 million at September 30, 2004. The decrease in the value of goodwill for the nine months ended September 30, 2004 related entirely to currency exchange rate fluctuations.

      In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2003, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the nine months ended September 30, 2004, as management noted no indications of goodwill impairment. However, the Company is reviewing incremental growth and cost management initiatives to be implemented over the next several months. Such initiatives may include the repositioning of certain business operations in their markets that could, in turn, have a negative impact on the valuation of segment goodwill. The Company is unable to estimate the impact, if any, of such initiatives until such time as its plans are finalized and approved by the Board of Directors and goodwill impairment is tested.

      Deferred Income Tax Assets: Valuation Allowance. We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires us to provide a valuation allowance for any net deferred income tax assets that we believe will not be utilized through future operations. For the most recent fiscal years, our Canadian subsidiary has recorded net losses, as consolidated, partially due to certain restructuring efforts undertaken in late 2002 and early 2003, and the impact of foreign currency transactions. As a result of these losses, we maintain a $287,000 valuation allowance as of September 30, 2004 to fully reserve for the net deferred tax asset at this subsidiary. In addition, we have a $258,000 valuation allowance related to the realizability of certain net operating losses related to Axsia, and another $165,000 related to other foreign subsidiaries. Based upon the level of historical taxable income and projected future taxable income over the periods to which our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2004. However, the Company is reviewing incremental growth and cost management initiatives to be implemented over the next several months which could impact future income projections and change the amount of deferred tax asset, and thus the valuation allowances, considered realizable or could require additional valuation allowance as a result. Any change in valuation allowances may affect the Company's effective tax rate and results of operation.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides guidance on reporting and accounting for obligations associated with the retirement of long-lived tangible assets and the related retirement costs. This standard is effective for financial statements issued for fiscal years beginning after June 15, 2002. On January 1, 2003, we adopted this pronouncement and recorded a loss of $34,000, net of tax effect, as the cumulative effect of change in accounting principle. In addition, we recorded an asset retirement obligation liability and asset cost of $96,000, associated with an obligation to remove certain leasehold improvements upon termination of lease arrangements. We will depreciate the asset cost over the remaining useful life of the related assets.

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

      In May 2004, the FASB issued FSP FAS No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This pronouncement requires us to determine whether or not the benefit provided is "actuarially equivalent" to the Medicare prescription drug-benefit. If the benefit provided is actuarially equivalent and is deemed a significant event, we are required to account for the federal subsidy attributable to past services as an actuarial gain under SFAS No. 106 and to reduce the accumulated post retirement benefit obligation. For the portion of the federal subsidy attributable to current or future service, we are required to reduce net periodic postretirement benefit cost while the employee provides the service. This pronouncement became effective for interim or annual reporting periods beginning after June 15, 2004. We adopted this pronouncement on June 30, 2004. The required interim disclosures have been incorporated into this Quarterly Report on Form 10-Q.

INDUSTRY AND BUSINESS ENVIRONMENT

      As a leading provider of wellhead process equipment, systems and services used in the production of crude oil and natural gas, our revenues and results of operations are closely tied to demand for oil and gas products and spending by oil and gas companies for exploration and development of oil and gas reserves. These companies have historically invested more in exploration and development efforts during periods of favorable oil and gas commodity prices, and have invested less during periods of unfavorable oil and gas prices. As supply and demand change, commodity prices fluctuate, producing cyclical trends in the industry. During periods of lower demand, revenues for providers such as NATCO generally decline, as existing projects are completed and new projects are postponed. During periods of recovery, revenues for providers can lag behind the industry due to the timing of new project awards.

      Changes in commodity prices have impacted our business over the past several years. The following table summarizes the average price of domestic crude oil per barrel and the average wellhead price of natural gas per thousand cubic feet ("mcf") for the nine months ended September 30, 2004 and 2003, as well as averages for the years ended December 31, 2003 and 2002, derived from published reports by the U.S. Department of Energy, and the rotary rig count, as published by Baker Hughes Incorporated.

                                                                      NINE MONTHS ENDED           YEAR ENDED
                                                                         SEPTEMBER 30,            DECEMBER 31,
                                                                   -----------------------    -------------------
                                                                     2004           2003        2003        2002
                                                                   -------         -------    -------     -------
Average price of crude oil per barrel in the U.S.                  $ 39.18         $ 31.07    $ 27.56     $ 22.51
Average wellhead price of natural gas per mcf in the U.S.          $  5.41 (a)     $  5.16    $  4.97     $  2.95
Average U.S. rig count                                               1,171           1,006      1,030         830

      (a) Calculated using published data from the U.S. Department of Energy for the eight months ended August 31, 2004; data for the month of September 2004 was not yet available.

      At September 30, 2004, the spot price of West Texas Intermediate crude oil was $45.94 per barrel, the price of Henry Hub natural gas was $6.43 per mcf per the New York Mercantile Exchange ("NYMEX") and the U.S. rig count was 1,240, per Baker Hughes Incorporated. At October 29, 2004, the spot price of West Texas Intermediate crude oil was $53.28 per barrel, the price of Henry Hub natural gas was $6.44 per mcf, and the U.S. rig count was 1,240. These spot prices reflect the overall volatility of oil and gas commodity prices in the current and recent periods.

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

      Our Engineered Systems business is impacted largely by the timing of awarding and completion of larger, more complex oil and gas projects, primarily for international offshore locations. These projects typically have a longer bidding, evaluation, awarding and construction period than our traditional equipment and services business and are more subject to our customers' long-term view of the oil and gas supply and demand outlook for the related region, as well as expected commodity prices and political or governmental situations. In recent periods, we have experienced the absence of or delays in large international projects, which has impacted our Engineered Systems business. However, bookings for the Engineered Systems business segment were $62.4 million for the nine months ended September 30, 2004 compared to $51.3 million for the nine months ended September 30, 2003, indicating an increase in activity in 2004 related to these projects.

      Beginning in late 2002 and extending through September 30, 2004, we have taken steps to streamline certain of our operations to decrease excess capacity and be more responsive to current market trends. To this end, we closed facilities in Edmonton, Alberta, Canada and Covington, Louisiana. In addition, we reallocated various internal resources, consolidated certain Engineered Systems operations in the U.K., and closed an Engineered Systems business development office in Singapore. During 2004, we reduced headcount at all of our operating units.

      Improved performance in our CO2 operations business, primarily due to the expansion of our Sacroc gas-processing facility, has contributed favorably to our results for the North American Operations business segment through September 30, 2004. We expect this expansion to continue to improve our earnings and cash flows in 2004 compared to 2003. In comparison to our other business segments, we expect the North American Operations business segment to contribute a larger percentage of our revenues and margins in 2004 due to the impact of higher bookings and the Sacroc expansion.

      The following discussion of our historical results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003 (unaudited)

      Revenues. Revenues of $84.3 million for the three months ended September 30, 2004 increased $18.5 million, or 28%, from $65.8 million for the three months ended September 30, 2003. This increase in revenues was primarily due to increased sales of traditional equipment and services. The following table summarizes revenues by business segment for the three-month periods ended September 30, 2004 and 2003, respectively.

                                                                      THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                               -------------------------------                          PERCENTAGE
                                                                   2004               2003              CHANGE            CHANGE
                                                               ------------       ------------       ------------       ----------
                                                                                            (UNAUDITED)
                                                                              (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations..............................        $     50,912       $     32,718       $     18,194          56%
Engineered Systems.....................................              20,738             20,836                (98)         (0%)
Automation and Control Systems.........................              14,143             13,404                739           6%
Corporate and Other....................................              (1,480)            (1,157)              (323)        (28%)
                                                               ------------       ------------       ------------
          Total........................................        $     84,313       $     65,801       $     18,512          28%
                                                               ============       ============       ============

      North American Operations revenues increased $18.2 million, or 56%, for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, due to increased exploration and development activity in the North American oil and gas industry as well as a large contract from a Russian oil company received by our Canadian subsidiary. The average number of operating rotary rigs in the U.S. increased from 1,088 for the third quarter of 2003 to 1,229 for the third quarter of 2004, and Canadian rig counts decreased from 383 in the third quarter of 2003 to 326 in the third quarter of 2004. Overall increases in North American rig counts are an indicator of increased exploration and production activity, which resulted in higher sales of our traditional equipment and services and finished goods, as well as our parts and services. In addition, our CO2 operations business provided $4.2 million of revenue during the third quarter of 2004, compared to $2.7 million for the third quarter of 2003, due largely to the expansion of our gas-processing operation at Sacroc placed in service in December 2003. Inter-segment revenues for this business segment were $457,000 for the three months ended September 30, 2004, compared to $165,000 for the three months ended September 30, 2003.

      Revenues for the Engineered Systems segment decreased $0.1 million for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. Engineered Systems revenues of $20.7 million for the three months ended September 30, 2004 included no significant inter-segment revenues, and only $308,000 of inter-segment revenues for the three months ended September 30, 2003.

      Revenues for the Automation and Control Systems segment increased $0.7 million, or 6%, for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. This increase for the third quarter of 2004 was due to a large international project but was partially offset by continued weakness in the Gulf of Mexico market, and the loss of several days of call-out service due to storm-related work stoppages. Inter-segment sales increased from $684,000 for the three months ended September 30, 2003 to $973,000 for the three months ended September 30, 2004.

      The change in revenues for Corporate and Other represents the elimination of inter-segment revenues discussed above.

      Gross Profit. Gross profit for the three months ended September 30, 2004 increased $2.9 million, or 18%, to $19.0 million, compared to $16.0 million for the three months ended September 30, 2003. As a percentage of revenue, gross profit decreased from 24% in 2003 to 23% in 2004. The following table summarizes gross profit by business segment for the periods indicated:

                                                                     THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               -----------------------------                           PERCENTAGE
                                                                   2004              2003              CHANGE            CHANGE
                                                               ------------       ----------         ----------        ----------
                                                                                            (UNAUDITED)
                                                                              (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations..............................        $     12,590       $    8,566         $    4,024            47%
Engineered Systems.....................................               4,456            5,029               (573)          (11%)
Automation and Control Systems.........................               1,914            2,429               (515)          (21%)
                                                               ------------       ----------         ----------
          Total........................................        $     18,960       $   16,024         $    2,936            18%
                                                               ============       ==========         ==========

      Gross profit for the North American Operations business segment increased $4.0 million, or 47%, for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, primarily due to a 56% increase in revenues between the respective periods and greater throughput at the Company's CO2 separation facility where additional capacity was added in December 2003. This was partially offset by higher manufacturing costs on traditional equipment including increased steel prices. As a percentage of revenue, gross margins were 25% for the three months ended September 30, 2004 compared to 26% for the three months ended September 30, 2003.

      Gross profit for the Engineered Systems segment for the three months ended September 30, 2004 decreased $0.6 million, or 11%, compared to the three months ended September 30, 2003, due to a slight decline in revenues between the respective periods and from under-performance on several jobs by the Company's U.K.-based subsidiary. Gross margin as a percentage of revenues for Engineered Systems was 22% and 24% for the three-month periods ended September 30, 2004 and 2003, respectively.

      Gross profit for the Automation and Control Systems segment decreased $0.5 million, or 21%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily from reduced activity levels in the Gulf of Mexico and due to lower average gross margin percentage resulting from a higher mix of lower margin sales of equipment in segment revenues, partially offset by a 6% increase in revenues for the segment during the period. Gross margin, as a percentage of revenue for the three months ended September 30, 2004 and 2003, was 14% and 18%, respectively.

      Selling, General and Administrative Expense. Selling, general and administrative expense of $13.3 million for the three months ended September 30, 2004, increased $0.6 million, or 5%, compared to the three months ended September 30, 2003. This increase during 2004 relates primarily to an increase in expenses for outside services primarily associated with the Company's Sarbanes-Oxley Act Section 404 implementation efforts and for variable compensation based on operating results.

      Depreciation and Amortization Expense. Depreciation and amortization expense of $1.3 million for the three months ended September 30, 2004, increased $0.1 million, or 12%, compared to the results for the three months ended September 30, 2003, primarily due to capital expenditures of $11.5 million for the year ended December 31, 2003, the majority of which related to the expansion of our Sacroc gas-processing facility placed in service during the fourth quarter of 2003.

      Closure, Severance and Other. We incurred closure, severance and other expense of $2.7 million for the three months ended September 30, 2004 for severance costs related primarily to separation expenses for the Company's former Chief Executive Officer. We incurred closure, severance and other expense of $0.7 million during the three months ended September 30, 2003 associated with our closure of the manufacturing facility in Covington, Louisiana and the consolidation of operations in the UK and restructuring efforts in Canada.

      Interest Expense. Interest expense of $0.9 million for the three months ended September 30, 2004, decreased $47,000, or 5%, compared to the three months ended September 30, 2003, due to the repayment of higher-priced revolving credit facilities in March 2004 with borrowings under a new term loan arrangement and due to a lower debt level at September 30, 2004 compared to September 30, 2003. Borrowings under the revolving credit facilities of the term loan and revolving credit agreement represented only $1.5 million of the total debt balance at September 30, 2004 compared to $9.9 million of the total debt balance at September 30, 2003. In addition, expense recognized in 2004 related to deferred financing fees declined as a result of the retirement of the 2001 term loan and revolving debt facilities. This decrease in interest expense was partially offset by an increase in interest rates in 2004 compared to 2003.

      Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement liability of $225,000 for the three months ended September 30, 2004 increased $16,000, or 8%, compared to the three months ended September 30, 2003, due to a change in the actuarial assumptions used to determine our obligation under a postretirement benefit arrangement, partially offset by the projected favorable impact of changes to the Medicare laws enacted by the U.S. Congress in December 2003.

      Other, Net. Other, net was a loss of $0.4 million and a gain of $74,000 for the three months ended September 30, 2004 and 2003, respectively, and was related primarily to net realized and unrealized foreign exchange transaction losses.

      Provision for Income Taxes. Income tax expense for the three months ended September 30, 2004 was $85,000 compared to $255,000 for the three months ended September 30, 2003. The change in tax expense was attributable to the change in net income before taxes and preferred stock dividends from $0.4 million for the three months ended September 30, 2003 to $0.1 million for the three months ended September 30, 2004. The effective tax rate was 62% and 57% for the three-month periods ended September 30, 2004 and 2003, respectively, reflecting an increase in the annual effective tax rate in both quarters.

Nine months Ended September 30, 2004 Compared to Nine months Ended September 30, 2003 (unaudited)

      Revenues. Revenues of $229.6 million for the nine months ended September 30, 2004 increased $25.2 million, or 12%, from $204.4 million for the nine months ended September 30, 2003. This increase in revenues was primarily due to increased sales of traditional equipment and services and a larger contribution from our CO(2) operations business, primarily associated with our Sacroc facility expansion placed in service in December 2003. These increases in revenues were partially offset by a decline in revenues provided by our Engineered Systems and Automation and Control Systems business segments. The following table summarizes revenues by business segment for the nine-month periods ended September 30, 2004 and 2003, respectively.

                                                                       NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                               -------------------------------                           PERCENTAGE
                                                                   2004               2003              CHANGE             CHANGE
                                                               ------------       ------------       ------------        ----------
                                                                                            (UNAUDITED)
                                                                              (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations..............................        $    130,494       $     92,289       $     38,205             41%
Engineered Systems.....................................              67,520             74,144             (6,624)            (9%)
Automation and Control Systems.........................              35,443             42,652             (7,209)           (17%)
Corporate and Other....................................              (3,815)            (4,658)               843             18%
                                                               ------------       ------------       ------------
          Total........................................        $    229,642       $    204,427       $     25,215             12%
                                                               ============       ============       ============

      North American Operations revenues increased $38.2 million, or 41%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, due to increased exploration and development activity in the North American oil and gas industry. The average number of operating rotary rigs in the U.S. increased from 1,006 for the first nine months of 2003 to 1,171 for the first nine months of 2004, with Canadian rig counts decreasing from an average of 360 in 2003 to 352 in 2004. This increase in activity contributed to improved sales of our traditional equipment and services and finished goods, as well as our parts and services. In addition, our CO2 operations business provided an additional $5.1 million of revenue during the first nine months of 2004, due primarily to the expansion placed in service in December 2003. Inter-segment revenues for this business segment were $1.1 million for the nine months ended September 30, 2004, compared to $992,000 for the nine months ended September 30, 2003.

      Revenues for the Engineered Systems segment decreased $6.6 million, or 9%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. This decrease was primarily due to a lower level of larger international production system jobs in process in 2004 relative to the comparable period in 2003, including a job in West Africa that was substantially complete prior to June 30, 2004 but contributed revenues of $13.3 million during the nine months ended September 30, 2003. Engineered Systems revenues of $67.5 million for the nine months ended September 30, 2004 included approximately $213,000 of inter-segment revenues, compared to $375,000 of inter-segment revenues for the nine months ended September 30, 2003.

      Revenues for the Automation and Control Systems segment decreased $7.2 million, or 17%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. Activity levels for the first nine months of 2004 declined compared to 2003, due to continued weakness in the Gulf of Mexico market and the run-off of several large projects in 2003. Inter-segment sales decreased from $3.3 million for the nine months ended September 30, 2003 to $2.5 million for the nine months ended September 30, 2004.

      The change in revenues for Corporate and Other represents the elimination of inter-segment revenues discussed above.

      Gross Profit. Gross profit for the nine months ended September 30, 2004 increased $5.0 million, or 10%, to $53.4 million, compared to $48.4 million for the nine months ended September 30, 2003. As a percentage of revenue, gross profit decreased to 23% from 24% for the nine-month periods ended September 30, 2004 and 2003, respectively. The following table summarizes gross profit by business segment for the periods indicated:

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               -----------------------------                           PERCENTAGE
                                                                   2004              2003              CHANGE            CHANGE
                                                               ------------       ----------         ----------        -----------
                                                                                            (UNAUDITED)
                                                                              (IN THOUSANDS, EXCEPT PERCENTAGE CHANGE)
North American Operations..............................        $     34,965       $   24,180         $   10,785            45%
Engineered Systems.....................................              13,260           16,819             (3,559)          (21%)
Automation and Control Systems.........................               5,180            7,383             (2,203)          (30%)
                                                               ------------       ----------         ----------
          Total........................................        $     53,405       $   48,382         $    5,023            10%
                                                               ============       ==========         ==========

      Gross profit for the North American Operations business segment increased $10.8 million, or 45%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, primarily due to a 41% increase in revenues between the respective periods and greater throughput at the Company's CO2 separation facility where additional capacity was added in December 2003. As a percentage of revenue, gross margin was 27% and 26% for the nine-month periods ended September 30, 2004 and 2003, respectively.

      Gross profit for the Engineered Systems segment for the nine months ended September 30, 2004 decreased $3.6 million, or 21%, compared to the nine months ended September 30, 2003, due to a 9% decline in revenues between the respective periods, from under-performance on several jobs by the Company's U.K.-based subsidiary and due to the completion of a large job in West Africa prior to September 30, 2004, which contributed favorable margin contributions to the results for the nine months ended September 30, 2003. Gross margin as a percentage of revenues for Engineered Systems was 20% and 23% for the nine-month periods ended September 30, 2004 and 2003, respectively.

      Gross profit for the Automation and Control Systems segment decreased $2.2 million, or 30%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, due to a 17% decrease in revenues for the segment during the period and a relative increase in production expense due to the reduced level of activity, primarily during the first quarter of 2004, and as a result of lower activity levels in the Gulf of Mexico and more competitive pricing of quote jobs. This increase was partially offset by reduced costs in the latter part of the second quarter, resulting from cost saving initiatives implemented during the quarter. Gross margin as a percentage of revenue for the nine months ended September 30, 2004 and 2003, was 15% and 17%, respectively.

      Selling, General and Administrative Expense. Selling, general and administrative expense of $40.2 million for the nine months ended September 30, 2004, increased $1.9 million, or 5%, compared to the nine months ended September 30, 2003. This increase in expense during 2004 relates to higher expenses for outside services primarily associated with the Company's Sarbanes-Oxley Act
Section 404 implementation efforts, an increase in variable compensation based on operating results and expense associated with the write-down of a certain foreign receivable, partially offset by cost savings due to worldwide restructuring activities begun in late 2002 and continuing throughout 2004.

      Depreciation and Amortization Expense. Depreciation and amortization expense of $4.1 million for the nine months ended September 30, 2004, increased $0.4 million, or 11%, compared to the results for the nine months ended September 30, 2003, primarily due to capital expenditures of $11.5 million for the year ended December 31, 2003, the majority of which related to the expansion of our Sacroc gas-processing facility.

      Closure, Severance and Other. We incurred closure and other expense of $2.8 million for the nine months ended September 30, 2004, for severance costs primarily related to separation expenses for the Company's former Chief Executive Officer. We incurred closure, severance and other expense of $0.9 million during the nine months ended September 30, 2003 associated with our closure of the manufacturing facility in Covington, Louisiana and the consolidation of operations in the UK and restructuring efforts in Canada.

      Interest Expense. Interest expense of $2.7 million for the nine months ended September 30, 2004, decreased $0.4 million, or 12%, compared to the nine months ended September 30, 2003, due to the repayment of higher-priced revolving credit facilities in March 2004 with borrowings under a new term loan facility. Borrowings under the revolving credit facilities of the term loan and revolving credit agreement represented $1.5 million of the total debt balance at September 30, 2004 compared to $9.9 million of the total debt balance at September 30, 2003. In addition, expense recognized in 2004 related to deferred financing fees declined as a result of the retirement of the 2001 term loan and revolving debt facilities. This decrease in interest expense was partially offset by an increase in interest rates in 2004 compared to 2003.

      Write-off of Unamortized Loan Costs. We recorded a write-off of unamortized loan costs of $667,000 in March 2004 related to the retirement of our 2001 term loan and revolving credit facilities.

      Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement benefit liability of $0.7 million for the nine months ended September 30, 2004 increased $47,000, or 8%, compared to the nine months ended September 30, 2003, due to a change in the actuarial assumptions used to determine our obligation under a postretirement benefit arrangement, partially offset by the projected favorable impact of changes to the Medicare laws enacted by the U.S. Congress in December 2003.

      Other, Net. Other, net was $1.4 million and $0.8 million for the nine months ended September 30, 2004 and 2003, respectively, and related primarily to net realized and unrealized foreign exchange transaction losses.

      Provision for Income Taxes. Income tax expense for the nine months ended September 30, 2004 was $0.5 million compared to $0.5 million for the nine months ended September 30, 2003. The effective tax rate was 42% and 46% for the nine-month periods ended September 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2004, we had cash and working capital of $1.5 million and $38.4 million, respectively, as compared to cash and working capital of $1.8 million and $34.6 million, respectively, at December 31, 2003.

      Net cash provided by operating activities for the nine months ended September 30, 2004 was $2.0 million, compared to cash provided by operations of $6.6 million for the nine months ended September 30, 2003. Factors that contributed to the increase in cash used for operating activities during 2004 included an increase in trade accounts receivable, inventory and an increase in trade accounts payable. This increase in the use of cash was partially offset by an increase in advance payments related to jobs in progress, as jobs were billed at benchmark stages as agreed under the contract terms.

      Net cash used in investing activities for the nine months ended September 30, 2004 was $4.4 million, which related primarily to capital expenditures. For the nine months ended September 30, 2003, cash used in investing activities was $7.7 million, which related to capital expenditures primarily associated with the expansion of our Sacroc gas-processing facility, partially offset by proceeds from the sale of a building in the U.K. of $649,000.

      Net cash provided by financing activities for the nine months ended September 30, 2004 was $2.5 million. The primary source of funds for financing activities was borrowings of $45.0 million under our 2004 term loan and revolving credit facilities, used to retire borrowings under our 2001 term loan and revolving credit facilities, including net repayments of $11.6 million under revolving credit arrangements and $32.4 million under the term loan portion of the 2001 agreement. In addition, we incurred $886,000 of deferred financing fees associated with this new arrangement, paid benefits of $1.4 million under our postretirement benefit arrangement and benefited from an increase in our cash overdraft position of $3.1 million. Net cash used for financing activities for the nine months ended September 30, 2003 was $0.2 million. The primary source of funds for these financing activities was net proceeds of $14.1 million from the issuance of our Series B Convertible Preferred Shares, offset by repayments of long-term debt totaling $5.3 million and repayment of bank overdrafts totaling $3.5 million.

      On February 6, 2002, we borrowed $1.5 million under a long-term promissory note arrangement to finance the purchase of a manufacturing facility in Magnolia, Texas. This note accrues interest at the 90-day London Inter-bank Offered Rate ("LIBOR") plus 3.25%, and requires quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002, with a final balloon payment due February 2007. This promissory note is collateralized by our manufacturing facility in Magnolia, Texas.

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

      The 2004 term loan and revolving facilities agreement provides for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility ("EBITDA"), and ranging from, at our election, (1) a high of LIBOR plus 2.75% to a low of LIBOR plus 2.00% or (2) a high of a base rate plus 1.75% to a low of a base rate plus 1.00%. We will pay commitment fees related to this agreement on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which were calculated at 0.50% as of September 30, 2004.

      We had borrowings of $41.8 million outstanding under the term loan portion of the 2004 term loan and revolving credit facilities at September 30, 2004, which bore interest at 4.67%. Borrowings outstanding under the revolving credit portion of the 2004 term loan and revolving credit facility at September 30, 2004 were $1.5 million. We had letters of credit outstanding under the 2004 revolving credit facilities of $24.9 million at September 30, 2004. Fees related to these letters of credit at September 30, 2004 were approximately 2.50% of the outstanding balance. These letters of credit support contract performance and warranties and expire at various dates through February 2008.

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

      We paid commitment fees of 0.50% for the quarter ended September 30, 2004 on the undrawn portion of the 2004 term loan and revolving credit facilities.

      The 2004 term loan and revolving facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio and a minimum net worth requirement. We were in compliance with all restrictive debt covenants in our loan agreements as of September 30, 2004. However, the Company is reviewing incremental growth and cost management initiatives to be implemented over the next several months. Such initiatives could have a near-term adverse effect on our ability to remain in compliance with such restrictive covenants in our loan agreements. The Company believes that, if necessary, it could obtain waivers or amendments from its bank group regarding such noncompliance on acceptable terms.

      Prior to March 15, 2004, we maintained the 2001 term loan and revolving facilities, a credit facility that consisted of a $50.0 million term loan, a $30.0 million U.S. revolving facility, a $10.0 million Canadian revolving facility and a $10.0 million U.K. revolving facility. The 2001 term loan and revolving facilities were terminated on March 15, 2004 and replaced by the 2004 term loan and revolving facilities.

      In July 2002, our lenders approved the amendment of various provisions of the 2001 term loan and revolving facilities agreement, effective April 1, 2002. This amendment revised certain restrictive debt covenants, modified certain defined terms, allowed for future capital investment in our Sacroc CO2 processing facility, facilitated the issuance of up to $7.5 million of subordinated indebtedness, increased the aggregate amount of operating lease expense allowed during a fiscal year and permitted an increase in borrowings under the export sales credit facility, without further lender consent, up to a maximum of $20.0 million. These modifications resulted in higher commitment fee percentages and interest rates than in the original loan agreement, based on the Funded Debt to EBITDA ratio, as defined in the underlying agreement, as amended.

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

      Until July of 2004, we maintained an international revolving credit agreement, a working capital facility for export sales, that provided for aggregate borrowings of $10.0 million, subject to borrowing base limitations and fees related to letters of credit under this facility at 1% of the outstanding balance during 2004. The export sales credit facility was secured by specific project inventory and receivables, and was partially guaranteed by the U.S. Export-Import Bank.

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

      At September 30 2004, available borrowing capacity under the 2004 term loan and revolving credit agreement and the export sales agreement were $9.0 million and $6.9 million, respectively. As of September 30, 2004, we were in compliance with all restrictive debt covenants in our loan agreements. We have announced that we are reviewing incremental growth and cost management initiatives to be implemented over the next several months. Such initiatives could have a near-term adverse effect on our ability to remain in compliance with such restrictive covenants in our loan agreements. We believe that, if necessary, we could obtain waivers or amendments from its bank group regarding such noncompliance on acceptable terms. Although no assurances can be given, we believe that our operating cash flow, supported by our borrowing capacity, will be adequate to fund operations for at least the next twelve months. Should we decide to pursue acquisition opportunities, the determination of our ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

      We had unsecured letters of credit and bonds totaling $660,000 at September 30, 2004.

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

      Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder, into (1) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares at September 30, 2004), and (2) a cash payment equal to the amount of dividends on such share that have accrued since the prior semi-annual dividend payment date. We paid dividends of $750,000 on our Series B Preferred Shares on June 15, 2004 related to the period January 1, 2004 through June 30, 2004, and have accrued an additional $375,000 of dividends payable relating to the period July 1, 2004 though September 30, 2004.

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

      The warrants issued to Lime Rock Partners II, L.P. have an exercise price of $10.00 per share of common stock and expire on March 25, 2006. We can force the exercise of the warrants if our common stock trades above $13.50 per share for 30 consecutive days. The warrants contain a provision whereby the holder could require us to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the warrant agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The resulting liability, originally recorded at $99,000, was recorded at $193,000 as of September 30, 2004, reflecting the change in the fair value of the warrants. Similarly, changes in fair value in future periods will be recorded in net income during the period of the change.

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

      On July 28, 2004, NATCO Group Inc. entered into a Separation Agreement with Nathaniel A Gregory, pursuant to which Mr. Gregory stepped down as NATCO's Chairman of the Board of Directors on that date, and resigned as its Chief Executive Officer and as a director on September 7, 2004. John U. Clarke, an independent director who has served on our Board of Directors since February 2000, has replaced Mr. Gregory as Chairman of the Board and interim Chief Executive Officer on September 7, 2004. We incurred expense of approximately $2.5 million related to this Separation Agreement during the third quarter of 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our operations are conducted around the world in a number of different countries. Accordingly, future earnings are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Canada and the U.K. In Canada, most contracts are denominated in Canadian dollars, and most of the costs incurred are in Canadian dollars, which mitigates risks associated with currency fluctuations. In the U.K., many of our sales contracts and material purchases are denominated in a currency other than British pounds sterling, primarily U.S. dollars and euros, whereas our engineering and overhead costs are principally denominated in British pounds sterling. Consequently, we have currency risk in our U.K. operations. We were not party to any forward contracts or other currency-related derivative hedge arrangements at September 30, 2004.

      The warrants issued to the holders of our Series B Preferred Shares provide for a net-cash settlement in the event of a change in control, as defined in the warrants. Consequently, we use derivative accounting to record the warrant transaction. The liability representing the fair value of this derivative arrangement was recorded at $99,000 as of the date of issuance, March 25, 2003, and was adjusted to $193,000 as of September 30, 2004, to reflect the projected change in fair value of the warrants during the period. A cumulative loss of $94,000 has been recorded related to these warrants since issuance. Fair value, as agreed with the counter-party to the warrant agreement, was based on a pricing model that included subjective assumptions concerning the volatility of our common stock, the expected term that the warrants would be outstanding, an expected dividend rate of zero and an overall liquidity factor. At each reporting date, the liability will be adjusted to current fair value, with any changes in fair value reported in earnings during the period of change. As such, we may be exposed to certain income fluctuations based upon changes in the fair market value of this liability due to changes in the price of our common stock, as well as other factors.

      Our financial instruments are subject to changes in interest rates, including our revolving credit and term loan facilities and our working capital facility for export sales. At September 30, 2004, we had borrowings of $41.8 million outstanding under the term loan portion of the 2004 term loan and revolving credit facilities, at an interest rate of 4.67%. Borrowings outstanding under the revolving credit portion of these facilities at September 30, 2004 were $1.5 million, and bore interest at 6.50%. There were no borrowings outstanding under the working capital facility for export sales at September 30, 2004. Borrowings under the long-term arrangement secured by our Magnolia manufacturing facility totaled $1.2 million and accrued interest at 4.92%.

      Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. Assuming our current level of borrowings, a 100 basis point increase in interest rates under our variable interest rate facilities would decrease our current quarter net income by $65,000 and decrease our cash flow from operations by $111,000. In the event of an adverse change in interest rates, we could take action to mitigate our exposure. However, due to the uncertainty of actions that could be taken and the possible effects, this calculation assumes no such actions. Furthermore, this calculation does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

ITEM 4. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

      Members of our management team, including our Chief Executive Officer and our Chief Financial Officer, have reviewed our disclosure controls and procedures, as defined by the Securities and Exchange Commission in Rule 13a-15(e) of the Securities Exchange Act of 1934, as of September 30, 2004, in an effort to evaluate the effectiveness of the design and operation of these controls. Based upon this review, our management has determined that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures operate such that important information is collected in a timely manner, provided to management and made known to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding disclosure in our public filings.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

      We are evaluating our internal controls systems in order to allow management to report on, and our Registered Independent Public Accounting Firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have prepared a plan of action for compliance and we are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. Towards that end, we have incurred significant added expenses and diverted a substantial amount of management time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions. Furthermore, we cannot be certain that the result of any or all such actions will be adequate to assure our timely compliance given that there is not precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to punitive actions by regulatory authorities, such as the Securities and Exchange Commission or the New York Stock Exchange. The effect of any such action by the regulatory authorities on the Company is unknown at this time.

PART II -- OTHER INFORMATION

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

      Magnum Transcontinental Corp. Arbitration and Petroserv, S.A. v. National Tank Company, 165th Jud. Dist. Ct., Harris Co., TX (Cause No. 200418769). These matters stem from an agreement among NATCO Group, Magnum Transcontinental Corporation, the U.S. procurement arm of Petroserv S.A., and Zephyr Offshore, Inc., a Petroserv subsidiary, to manufacture and install a processing plant on a Petroserv rig, and Petroserv's agency agreement with NATCO for certain projects in Brazil. NATCO claims Magnum owes it $418,990 under the plant manufacturing agreement for additional work performed in excess of the days agreed in the contract. NATCO submitted the matter to binding American Arbitration Association arbitration on October 29, 2003. In the arbitration, Magnum originally counter-claimed for $4,685,000, alleging breach of contract. Magnum amended its answer and counter-claim in the arbitration on July 16, 2004, reducing its total amount claimed to $1,304,000. At an arbitration hearing held in October 2004, Magnum further reduced its counter claim by $570,000. NATCO disputes the remaining amounts claimed by Magnum, and intends to vigorously pursue its claims while defending against the counterclaim. The arbitration proceeding is expected to be completed in November or December 2004.

      After NATCO filed its request for arbitration, Petroserv submitted a mediation request under its representation agreement with NATCO, claiming unpaid agency fees on several contracts, including the Magnum contract. No resolution resulted from the mediation, which was held on January 23, 2004. NATCO believes any fees owed to Petroserv under the agency agreement are offset by NATCO's claims against Magnum. NATCO disputes that it owes any fees for the Magnum work or any work obtained in Brazil after the representation agreement terminated in early 2003. Petroserv served a collections suit in state court in May 2004, seeking over $731,323.46, plus attorneys' fees, interest and court costs, representing amounts allegedly due under the representation agreement on several contracts, including the Magnum Transcontinental contract. NATCO has filed a counterclaim in this action, claiming breach of the agency agreement and fiduciary obligations Petroserv owed to NATCO. A second unsuccessful mediation was held in the case in August 2004.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Reports on Form 8-K.

      - Report on Form 8-K filed November 4, 2004 to report third quarter 2004 results and revised guidance.

      - Report on Form 8-K filed September 13, 2004 to report the departure of NATCO Group Inc.'s CEO, the appointment of an interim CEO and violations of NYSE listing standards related to the size and composition of the Company's audit committee.

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

(b)   Index of Exhibits

EXHIBIT NO.                        DESCRIPTION
- -----------  -------------------------------------------------------------------
   10.1      --Amendment No. 1 to Employment Agreement dated as of September
               30, 2004 between NATCO Group Inc. and Patrick M. McCarthy

   10.2      --Form of Amendment No. 1 to Senior Management Change in Control
               Agreement entered into between NATCO Group Inc. and the executive officers specified in the form

   10.3      --Amendment to Separation Agreement dated October, 2004 entered into between NATCO Group Inc. and Nathaniel A. Gregory

   10.4      --First Amendment to Loan Agreement effective as of March 15,
               2004 by and among NATCO Group Inc., NATCO Canada, Ltd. and Axsia
               Group Limited, as Borrowers, and the lenders thereto, Wells Fargo
               Bank, National Association, as U.S. agent, HSBC Bank Canada, as
               Canadian agent, and HSBC Bank PLC, as UK agent

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

                                NATCO Group Inc.

                                By:  /s/ John U. Clarke
                                    -------------------------------------------
                                    Name: John U. Clarke
                                    Chairman of the Board and
                                    Interim Chief Executive Officer

Date: November 9, 2004

                                By:  /s/ Richard W. FitzGerald
                                    -------------------------------------------
                                    Name: Richard W. FitzGerald
                                    Senior Vice President and Chief Financial
                                    Officer

Date: November 9, 2004

                                  EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
- -----------  -------------------------------------------------------------------
   10.1      --Amendment No. 1 to Employment Agreement dated as of September
               30, 2004 between NATCO Group Inc. and Patrick M. McCarthy

   10.2      --Form of Amendment No. 1 to Senior Management Change in Control
               Agreement entered into between NATCO Group Inc. and the executive officers specified in the form

   10.3      --Amendment to Separation Agreement dated October, 2004 entered into between NATCO Group Inc. and Nathaniel A. Gregory

   10.4      --First Amendment to Loan Agreement effective as of March 15,
               2004 by and among NATCO Group Inc., NATCO Canada, Ltd. and Axsia
               Group Limited, as Borrowers, and the lenders thereto, Wells Fargo
               Bank, National Asectionociation, as U.S. agent, HSBC Bank Canada, as Canadian agent, and HSBC Bank PLC, as UK agent

   31.1      --Certification of Chief Executive Officer of NATCO Group Inc.
               pursuant to 15 U.S.C. section.7241, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

   31.2      --Certification of Chief Financial Officer of NATCO Group Inc.
               pursuant to 15 U.S.C. section.7241, as adopted pursuant to
               Section 302 of the Sarbanes- Oxley Act of 2002

   32.1      --Certification of Chief Executive Officer and Chief Financial
               Officer of NATCO Group Inc. pursuant to 18 U.S.C. section.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002