Form 10-Q/A
period 2004-09-30
NATCO GROUP INC
filed 2005-02-04
CIK 1057693

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A



                                Amendment No. 1


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

Explanatory Note

This amendment number 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q as of the nine months ended September 30, 2004, as filed by us on November 9, 2004, and is being filed to correct errors in the September 30, 2004 Unaudited Condensed Statements of Cash Flows contained in Part I, Item 1, to add
Note 17 to "Notes to Unaudited Condensed Consolidated Financial Statements" in
Part I, Item 1, to correct the corresponding amounts reported under "Liquidity and Capital Resources" in Part I, Item 2, "Management's Discussion and Analysis of Financial Results of Operations - Liquidity and Capital Resources", to update related information in Item 4, "Controls and Procedures", and to Part II, Item 6, Exhibits, Certifications of the Chief Executive Officer and the Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act in 2002. The Unaudited Condensed Consolidated Cash Flow Statement for the nine months ended September 30, 2004 has been revised to correct the errors and reflects an increase in cash provided by operating activities of $692,000 (from $2.0 million to $2.7 million), a decrease in net cash used in investing activities of $2.2 million (from $4.4 million to $2.2 million), a decrease in cash provided by financing activities of $3.2 million (from $2.5 million provided to $0.7 million used), change the effect of exchange rate changes by $0.3 million (from $0.3 million used to $4,000) and to report significant non-cash transactions related to the repayment of notes receivable from officers with shares of Company stock. This amendment does not affect the previously reported unaudited condensed consolidated balance sheet or statement of operations as of or for the period ended September 30, 2004. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify of update the disclosures in that form in any way other than as required to reflect these changes.

                                NATCO GROUP INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004
                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                 NO.
                                                                                ----
PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements                                                   3
           Condensed Consolidated Balance Sheets - September 30, 2004
           (unaudited) and December 31, 2003                                      3
           Unaudited Condensed Statements of Operations - Three and Nine
           Months Ended September 30, 2004 and 2003                               4
           Unaudited Condensed Statements of Cash Flows - Nine Months
           Ended September 30, 2004 and 2003                                      5
           Notes to Unaudited Condensed Consolidated Financial Statements         6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                 17

Item 3.    Quantitative and Qualitative Disclosures About Market Risk            29

Item 4.    Controls and Procedures                                               30

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings                                                     31

Item 6.    Exhibits and Reports on Forms 8-K                                     31

Signatures                                                                       33

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        NATCO GROUP INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                                             2004                  2003
                                                                                        --------------         ------------
                                                                                         (UNAUDITED)
                                                           ASSETS

Current assets:
  Cash and cash equivalents.........................................................    $        1,520         $      1,751
  Trade accounts receivable, net of allowance for doubtful accounts of $2.6 million and $1.0 million at September 30, 2004 and December 31, 2003,
       respectively.................................................................            76,899               70,902
  Inventories.......................................................................            39,106               34,573
  Prepaid expenses and other current assets.........................................             9,457                7,770
                                                                                        --------------         ------------
        Total current assets........................................................           126,982              114,996
Property, plant and equipment, net..................................................            35,838               37,076
Goodwill, net.......................................................................            80,231               80,097
Deferred income tax assets, net.....................................................             3,357                4,290
Other assets, net...................................................................             1,424                1,269
                                                                                        --------------         ------------
        Total assets................................................................    $      247,832         $    237,728
                                                                                        ==============         ============

                        LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt............................................    $        6,526         $      5,617
  Accounts payable..................................................................            39,136               38,976
  Accrued expenses and other........................................................            30,556               30,257
  Customer advances.................................................................            12,348                5,527
                                                                                        --------------         ------------
        Total current liabilities...................................................            88,566               80,377
Long-term debt, excluding current installments......................................            37,976               38,003
Postretirement benefit and other long-term liabilities..............................            12,965               12,771
                                                                                        --------------         ------------
        Total liabilities...........................................................           139,507              131,151
                                                                                        --------------         ------------

Series B redeemable convertible preferred stock
   (aggregate redemption value of $15,000), $0.01
   par value. 15,000 shares authorized, issued and
   outstanding (net of issuance costs)..............................................            14,222               14,101

Stockholders' equity:
  Preferred stock $0.01 par value. Authorized
   5,000,000 shares (of which 500,000 are designated
   as Series A and 15,000 are designated as Series
   B); no shares issued and outstanding (except Series B shares above)..............                --                   --
  Series A preferred stock, $0.01 par value. Authorized 500,000 shares; no
         shares issued and outstanding..............................................                --                   --
  Common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 15,833,793 and 15,854,067 shares as of September 30, 2004
        and December 31, 2003, respectively.........................................               158                  159
  Additional paid-in capital........................................................            97,070               97,351
  Accumulated earnings..............................................................             7,620                8,115
   Treasury stock, 897,060 and 795,692 shares at cost as of September 30,
      2004 and  December 31, 2003, respectively.....................................            (8,504)              (7,182)
  Accumulated other comprehensive loss..............................................            (2,241)              (2,127)
  Notes receivable from officers....................................................                 -               (3,840)
                                                                                        --------------         ------------
        Total stockholders' equity..................................................            94,103               92,476
                                                                                        --------------         ------------

   Total liabilities, redeemable convertible preferred stock and stockholders'
        equity......................................................................    $      247,832         $    237,728
                                                                                        ==============         ============


See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              ------------------              -----------------
                                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                                                 -------------                  -------------
                                                                             2004            2003          2004             2003
                                                                          ----------      ----------    ----------      ----------
Revenues..............................................................    $   84,313      $   65,801    $  229,642      $  204,427
Cost of goods sold....................................................        65,353          49,777       176,237         156,045
                                                                          ----------      ----------    ----------      ----------
          Gross profit................................................        18,960          16,024        53,405          48,382
Selling, general and administrative expense...........................        13,290          12,647        40,165          38,291
Depreciation and amortization expense.................................         1,312           1,167         4,051           3,651
Closure, severance and other..........................................         2,677             722         2,762             947
Interest expense......................................................           903             950         2,709           3,089
Write-off of unamortized loan costs...................................            --              --           667              --
Interest cost on postretirement benefit liability.....................           225             209           675             628
Interest income.......................................................            (5)            (42)         (111)           (141)
Other, net............................................................           420             (74)        1,394             830
                                                                          ----------      -----------   ----------      ----------
    Income before income taxes and cumulative
        effect of change in accounting principle......................           138             445         1,093           1,087
Income tax provision .................................................            85             255           463             499
                                                                          ----------      ----------    ----------      ----------
    Net income before cumulative effect of change
        in accounting principle.......................................            53             190           630             588
Cumulative effect of change in accounting principle
      (net of tax benefit of $18 in 2003).............................            --               -            --              34
                                                                          ----------      ----------    ----------      ----------
        Net income....................................................    $       53      $      190    $      630      $      554
 Preferred stock dividends............................................           375             378         1,125             777
                                                                          ----------      ----------    ----------      ----------
        Net loss allocable to common stockholders.....................    $     (322)     $     (188)   $     (495)     $     (223)
                                                                          ==========      ==========    ==========      ==========

Loss per share--basic:
Net loss before cumulative effect of change in accounting principle...    $    (0.02)     $    (0.01)   $    (0.03)     $    (0.01)

Cumulative effect of change in accounting principle...................            --              --            --              --
                                                                          ----------      ----------    ----------      ----------
        Net loss......................................................    $    (0.02)     $   ( 0.01)   $    (0.03)     $    (0.01)
                                                                          ==========      ==========    ==========      ==========

Loss per share--diluted:
Net loss before cumulative effect of change in accounting principle...    $   ( 0.02)     $    (0.01)   $    (0.03)     $    (0.01)

Cumulative effect of change in accounting principle...................            --              --            --              --
                                                                          ----------      ----------    ----------      ----------
        Net loss......................................................    $    (0.02)     $    (0.01)   $    (0.03)     $    (0.01)
                                                                          ==========      ==========    ==========      ==========

Basic weighted average number of shares of
  common stock outstanding............................................        15,770          15,854        15,867          15,836
Diluted weighted average number of shares
  of common stock outstanding.........................................        15,770          15,854        15,867          15,836


See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      -------------------------
                                                                         2004           2003
                                                                      (Restated)
                                                                      ----------     ----------
Cash flows from operating activities:
  Net income ....................................................     $      630     $      554
  Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Cumulative effect of change in accounting principle ........             --             34
     Deferred income tax expense ................................           (528)         1,433
     Depreciation and amortization expense ......................          4,051          3,651
     Non-cash interest income ...................................            (88)          (116)
     Other, net .................................................             64            556
     Write-off of unamortized loan costs and amortization of
        deferred loan costs .....................................            965             --
     Revaluation of warrants and other ..........................             38            (15)
     Interest cost on postretirement benefit liability ..........            675            628
     Gain on the sale of property, plant and equipment ..........           (161)          (265)
     Change in assets and liabilities:
       Decrease(increase) in trade accounts receivable ..........         (6,441)         6,389
       Increase in inventories ..................................         (4,412)        (3,755)
       Increase in prepaid expense and other current
             assets .............................................           (255)          (683)
       Increase in long-term assets .............................            (32)          (299)
       Increase in accounts payable .............................            978          3,039
       Decrease in accrued expenses and other ...................            446         (6,730)
       Increase in customer advances ............................          6,777          2,133
                                                                      ----------     ----------
          Net cash provided by operating activities .............          2,707          6,553
                                                                      ----------     ----------
Cash flows from investing activities:
  Capital expenditures for property, plant and equipment ........         (2,486)        (8,347)
  Proceeds from the sale of property, plant and equipment .......            239            670
                                                                      ----------     ----------
          Net cash used in investing activities .................         (2,247)        (7,677)
                                                                      ----------     ----------
Cash flows from financing activities:
  Net repayments under long-term revolving
    credit facilities ...........................................        (10,041)        (3,877)
  Repayments of long-term debt ..................................        (34,036)        (5,324)
  Borrowings of long-term debt ..................................         45,000             --
  Proceeds from the issuance of preferred stock, net ............            121         14,101
  Proceeds from the stock issuances related to stock options ....          1,817            111
  Dividends paid ................................................           (750)          (399)
  Deferred financing fees .......................................         (1,124)            --
  Change in bank overdrafts .....................................           (294)        (3,450)
  Payments on postretirement benefit liability ..................         (1,380)        (1,338)
                                                                      ----------     ----------
          Net cash used in financing activities .................           (687)          (176)
                                                                      ----------     ----------
Effect of exchange rate changes on cash and cash
   equivalents ..................................................             (4)           745
                                                                      ----------     ----------
Change in cash and cash equivalents .............................           (231)          (555)
Cash and cash equivalents at beginning of period ................          1,751          1,689
                                                                      ----------     ----------
Cash and cash equivalents at end of period ......................     $    1,520     $    1,134
                                                                      ==========     ==========
Cash payments for:
  Interest ......................................................     $    1,755     $    2,260
  Income taxes ..................................................     $      306     $      782



Significant non-cash transactions:
  Repayment of notes receivable from officers ...................     $    3,926             --
  Treasury stock acquired .......................................     $   (3,926)            --


See accompanying notes to unaudited condensed consolidated financial statements.

                        NATCO GROUP INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION


      The accompanying condensed consolidated interim financial statements and related disclosures are unaudited and have been prepared by NATCO Group Inc. pursuant to accounting principals generally accepted in the United States ("US GAAP") for interim consolidated financial statements and the rules and regulations of the Securities and Exchange Commission. As permitted by these regulations, certain information and footnote disclosures that would typically be required in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company's management believes that these statements reflect all the normal recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented, so that these interim financial statements are not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filing for the year ended December 31, 2003.


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


                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                                     -------------             -------------
                                                                  2004         2003         2004         2003
                                                               ----------   ----------   ----------   ----------
                                                               (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net loss allocable to common stockholders -- as reported ...   $     (322)  $     (188)  $     (495)  $     (223)

Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects ...............         (151)        (118)        (430)        (439)

Add: Total stock-based employee compensation
  expense recognized, net of related tax effect ............           24           --           36           --
                                                               ----------   ----------   ----------   ----------
Pro forma loss .............................................   $     (449)  $     (306)  $     (889)  $     (662)
                                                               ==========   ==========   ==========   ==========

Loss per share:
   Basic -- as reported ....................................   $    (0.02)  $    (0.01)  $    (0.03)  $    (0.01)
   Basic -- pro forma ......................................   $    (0.03)  $    (0.02)  $    (0.06)  $    (0.04)

   Diluted -- as reported ..................................   $    (0.02)  $    (0.01)  $    (0.03)  $    (0.01)
   Diluted -- pro forma ....................................   $    (0.03)  $    (0.02)  $    (0.06)  $    (0.04)

(3) REDEEMABLE CONVERTIBLE PREFERRED STOCK


      On March 25, 2003, the Company issued 15,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Shares") and warrants to purchase 248,800 shares of NATCO's common stock, to Lime Rock Partners II, L.P., a private investment fund, for an aggregate price of $15.0 million. Approximately $99,000 of the aggregate price was allocated to the warrants. Proceeds from the issuance of these securities, net of related issuance costs of $679,000, were used to reduce the Company's outstanding revolving debt balances and for other general corporate purposes.


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

      The warrants issued to Lime Rock Partners II, L.P. have an exercise price of $10.00 per share of common stock and expire on March 25, 2006. The Company can force the exercise of the warrants if NATCO's common stock trades above $13.50 per share for 30 consecutive days. The warrants contain a provision whereby the holder could require the Company to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the warrant agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The Company recorded the resulting liability of $99,000 as of the issuance date. The Company adjusted this liability to $193,000 as of September 30, 2004, as a result of the change in the fair value of the warrants. Similarly, changes in fair value in future periods will be recorded in earnings during the period of the change.


(4) EARNINGS (LOSS) PER SHARE

      The following table presents the computation of basic and diluted earnings
(loss) per common and potential common share for the three and nine months ended September 30, 2004 and 2003, respectively:


                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                     -----------------------   -----------------------
                                                        2004         2003         2004         2003
                                                     ----------   ----------   ----------   ----------
                                                     (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net loss allocable to common stockholders ........   $     (322)  $     (188)  $     (495)  $     (223)
Basic EPS shares .................................       15,770       15,854       15,867       15,836
Basic EPS ........................................   $    (0.02)  $    (0.01)  $    (0.03)  $    (0.01)
Dilutive shares ..................................            -            -            -            -
Diluted EPS shares ...............................       15,770       15,854       15,867       15,836
Diluted EPS ......................................   $    (0.02)  $    (0.01)  $    (0.03)  $    (0.01)


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


      On July 28, 2004, the Company entered into a Separation Agreement with Mr. Nathaniel A. Gregory, then the Company's CEO, pursuant to which Mr. Gregory stepped down as Chairman of the Board of Directors on that date and agreed to resign from the Company on September 7, 2004. During the quarter the Company recorded expense of approximately $2.5 million related to (1) severance payments
(2) continuation of Mr. Gregory's welfare benefits for a period of 36 months following separation, (3) extending the exercise dates for Mr. Gregory's outstanding options to 18 months following the separation date for which the Company recorded approximately $62,000 for stock based employee compensation expense, (4) payment of certain of his attorneys' fees in connection with the Separation Agreement, and (6) reimbursement of certain moving expenses. During the quarter, the Company paid $1.4 million of this amount. As of September 30, 2004, the Company had a liability of $1.1 million related to the separation agreement.


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
                                                             =======      =======       =======      =======

(11) PENSION AND OTHER POSTRETIREMENT BENEFITS


      The Company maintains a postretirement benefit plan that provides health care and life insurance benefits for retired employees of a predecessor company. This plan is accounted for in accordance with SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." The Company has recorded a liability for the actuarially determined accumulated postretirement benefit obligation associated with this plan.


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
                                  =======        =====             =======        =======

      Amortization and interest expense of $109,000 and $209,000 were recognized related to these assets for the three months ended September 30, 2004 and 2003, respectively, and $370,000 and $637,000 for the nine months ended September 30, 2004 and 2003, respectively. In addition, the Company recorded expense of $667,000 related to the write-off of deferred financing fees, resulting from the retirement of the 2001 term loan and revolving credit facilities. See Note 8, Long-term Debt. The estimated aggregate amortization and interest expense for these assets for each of the following five fiscal years, excluding the write-off of deferred financing fees mentioned above, is: 2004 -- $424,000; 2005 -- $339,000; 2006 -- $334,000; 2007 -- $101,000; and 2008 -- $28,000. For
segment reporting purposes, these intangible assets and the related amortization expense were recorded under "Corporate and Other."

      Net goodwill of $80.2 million was the Company's only intangible asset that did not require periodic amortization as of September 30, 2004. The $0.1 million increase in the value of goodwill during the nine months ended September 30, 2004 related entirely to currency exchange rate fluctuations.


      In accordance with SFAS No. 142, the Company tested each reporting unit for impairment of goodwill at December 31, 2003, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each reporting unit for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the nine months ended September 30, 2004, as management noted no indications of goodwill impairment. However, the Company is reviewing incremental growth and cost management initiatives to be implemented over the next several months. Such initiatives may include the repositioning of certain business operations in their markets that could, in turn, have a negative impact on the valuation of goodwill. The Company is unable to estimate the impact, if any, of such initiatives until such time as its plans are finalized and approved by the Board of Directors and goodwill impairment is tested.


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

(15) LITIGATION


      Magnum Transcontinental Corp. Arbitration and Petroserv, S.A. v. National Tank Company, 165th Jud. Dist. Ct., Harris Co., TX (Cause No. 200418769). These matters stem from an agreement among NATCO Group, Magnum Transcontinental Corporation, the U.S. procurement arm of Petroserv S.A., and Zephyr Offshore, Inc., a Petroserv subsidiary, to manufacture and install a processing plant on a Petroserv rig, and Petroserv's agency agreement with NATCO for certain projects in Brazil. NATCO claims Magnum owes it $418,990 under the plant manufacturing agreement for additional work performed in excess of the days agreed in the contract. NATCO submitted the matter to binding American Arbitration Association arbitration on October 29, 2003. In the arbitration, Magnum originally counter-claimed for $4,685,000, alleging breach of contract. Magnum amended its answer and counter-claim in the arbitration on July 16, 2004, reducing its total amount claimed to $1,304,000. At an arbitration hearing held in October 2004, Magnum further reduced its counterclaim by $570,000. NATCO disputes the remaining amounts claimed by Magnum, and intends to vigorously pursue its claims while defending against the counterclaim. NATCO has not recorded an accrual related to this matter as of September 30, 2004 because it does not believe the loss is probable. The arbitration proceeding is expected to be completed in November or December 2004.



      After NATCO filed its request for arbitration, Petroserv submitted a mediation request under its representation agreement with NATCO, claiming unpaid agency fees on several contracts, including the Magnum contract. No resolution resulted from the mediation, which was held on January 23, 2004. NATCO believes any fees owed to Petroserv under the agency agreement are offset by NATCO's claims against Magnum. NATCO disputes that it owes any fees for the Magnum work or any work obtained in Brazil after the representation agreement terminated in early 2003. Petroserv served a collections suit in state court in May 2004, seeking over $731,323, plus attorneys' fees, interest and court costs, representing amounts allegedly due under the representation agreement on several contracts, including the Magnum Transcontinental contract. NATCO has filed a counterclaim in this action, claiming breach of the agency agreement and fiduciary obligations Petroserv owed to NATCO. A second unsuccessful mediation was held in the case in August 2004.

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


(17) CORRECTIONS AND RESTATEMENT TO CONDENSED CONSOLIDATED STATEMENT OF CASH
     FLOWS

      Management identified errors in the previously reported September 30, 2004 Unaudited Condensed Consolidated Statement of Cash Flows. The cash flow statement has been revised to correct the errors and reflects an increase in cash provided by operating activities of $692,000 (from $2.0 million to $2.7 million), a decrease in net cash used in investing activities of $2.2 million (from $4.4 million to $2.2 million), a decrease in cash provided by financing activities of $3.2 million (from $2.5 million provided to $0.7 million used), and change in the effect of exchange rate changes by $0.3 million (from $0.3 million used to $4,000) and to report significant non-cash transactions related to the repayment of notes receivable from officers with shares of Company stock. The changes affected various lines within the cash flow statement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CORRECTIONS RELATED TO CASH FLOW RESTATEMENT

      As described in Footnote 17 to the Financial Statements, the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 has been restated. Discussions below in the section entitled "Liquidity and Capital Resources" reflect corrections resulting from the restatement.




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

      In accordance with SFAS No. 142, the Company tested each reporting unit for impairment of goodwill at December 31, 2003, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each reporting unit for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the nine months ended September 30, 2004, as management noted no indications of goodwill impairment. However, the Company is reviewing incremental growth and cost management initiatives to be implemented over the next several months. Such initiatives may include the repositioning of certain business operations in their markets that could, in turn, have a negative impact on the valuation of segment goodwill. The Company is unable to estimate the impact, if any, of such initiatives until such time as its plans are finalized and approved by the Board of Directors and goodwill impairment is tested.

      Deferred Income Tax Assets: Valuation Allowance. We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires us to provide a valuation allowance for any deferred income tax assets that are not considered to be more likely than not realizable. For the most recent fiscal years, our Canadian subsidiary has recorded net losses, as consolidated, partially due to certain restructuring efforts undertaken in late 2002 and early 2003, and the impact of foreign currency transactions. As a result of these losses, we maintain a $287,000 valuation allowance as of September 30, 2004 to fully reserve for the net deferred tax asset at this subsidiary. In addition, we have a $258,000 valuation allowance related to the realizability of certain net operating losses related to Axsia, and another $165,000 related to other foreign subsidiaries. Based upon the level of historical taxable income and projected future taxable income over the periods to which our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2004. However, the Company is reviewing incremental growth and cost management initiatives to be implemented over the next several months which could impact future income projections and change the amount of deferred tax asset, and thus the valuation allowances, considered realizable or could require additional valuation allowance as a result. Any change in valuation allowances may affect the Company's effective tax rate and results of operation.


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


      Net cash provided by operating activities for the nine months ended September 30, 2004 was $2.7 million, compared to cash provided by operations of $6.6 million for the nine months ended September 30, 2003. Factors that contributed to the increase in cash used for operating activities during 2004 included an increase in trade accounts receivable and inventory. This increase in the use of cash was partially offset by an increase in advance payments related to jobs in progress, as jobs were billed at benchmark stages as agreed under the contract terms, and an increase in trade accounts payable.



      Net cash used in investing activities for the nine months ended September 30, 2004 was $2.2 million, which related primarily to capital expenditures. For the nine months ended September 30, 2003, cash used in investing activities was $7.7 million, which related to capital expenditures primarily associated with the expansion of our Sacroc gas-processing facility, partially offset by proceeds from the sale of a building in the U.K. of $649,000 and other miscellaneous disposals.



      Net cash used in financing activities for the nine months ended
September 30, 2004 was $0.7 million. The primary source of funds for financing activities was borrowings of $45.0 million under our 2004 term loan and revolving credit facilities, used to retire borrowings under our 2001 term loan and revolving credit facilities, including net repayments of $10.0 million under revolving credit arrangements and $34.0 million under the term loan portion of the 2001 agreement. In addition, we incurred $886,000 of deferred financing fees associated with this new arrangement $238,000 of deferred financing costs associated with the renegotiation of our international revolving credit agreement and paid benefits of $1.4 million under our postretirement benefit arrangement. Net cash used for financing activities for the nine months ended September 30, 2003 was $0.2 million. The primary source of funds for these financing activities was net proceeds of $14.1 million from the issuance of our Series B Convertible Preferred Shares, offset by repayments of long-term debt totaling $5.3 million and repayment of bank overdrafts totaling $3.5 million.


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

ITEM 4. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES


Item 4.  Controls and Procedures

Controls and Procedures

    We restated our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004. For a description of the restatement and the amendment of related disclosures, see the Explanatory Note on the second page of this Form 10-Q/A and Footnote 17 to the financial statements.

    Members of our management team, including our Chief Executive Officer and our Chief Financial Officer, have reviewed our disclosure controls and procedures, as defined by the Securities and Exchange Commission in Rule 13a-15(e) of the Securities Exchange Act of 1934, as of September 30, 2004, in an effort to evaluate the effectiveness of the design and operation of these controls. In considering matters relating to the restatement of the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 and the amendment of related disclosures, we determined that a material weakness (as defined under the standards established by the American Institute of Certified Public Accountants) existed in our disclosure controls surrounding the preparation of the Condensed Consolidated Statement of Cash Flows as of September 30, 2004 only. Specifically, errors and incomplete reviews and reconciliations resulted in the misclassification of various cash flow items. Management has revised its control procedures and corrected any errors effective as of the date of this filing to ensure that all reconciliations and reviews related to the Cash Flow Statement are completed timely.

    Our independent accounting firm, KPMG LLP, concurred with management's determination that a material weakness existed in our internal controls surrounding the preparation of the Condensed Consolidated Statement of Cash Flows as of September 30, 2004.

    Based on the information obtained during our internal review subsequent to November 9, 2004, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal controls over financial reporting described above, our disclosure controls and procedures as to the end of the period covered by this Form 10-Q/A report were not effective.

    There have been no other changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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


      Magnum Transcontinental Corp. Arbitration and Petroserv, S.A. v. National Tank Company, 165th Jud. Dist. Ct., Harris Co., TX (Cause No. 200418769). These matters stem from an agreement among NATCO Group, Magnum Transcontinental Corporation, the U.S. procurement arm of Petroserv S.A., and Zephyr Offshore, Inc., a Petroserv subsidiary, to manufacture and install a processing plant on a Petroserv rig, and Petroserv's agency agreement with NATCO for certain projects in Brazil. NATCO claims Magnum owes it $418,990 under the plant manufacturing agreement for additional work performed in excess of the days agreed in the contract. NATCO submitted the matter to binding American Arbitration Association arbitration on October 29, 2003. In the arbitration, Magnum originally counter-claimed for $4,685,000, alleging breach of contract. Magnum amended its answer and counter-claim in the arbitration on July 16, 2004, reducing its total amount claimed to $1,304,000. At an arbitration hearing held in October 2004, Magnum further reduced its counter claim by $570,000. NATCO disputes the remaining amounts claimed by Magnum, and intends to vigorously pursue its claims while defending against the counterclaim. NATCO has not recorded an accrual related to this matter as of September 30, 2004 because it does not believe the loss is probable. The arbitration proceeding is expected to be completed in November or December 2004.



      After NATCO filed its request for arbitration, Petroserv submitted a mediation request under its representation agreement with NATCO, claiming unpaid agency fees on several contracts, including the Magnum contract. No resolution resulted from the mediation, which was held on January 23, 2004. NATCO believes any fees owed to Petroserv under the agency agreement are offset by NATCO's claims against Magnum. NATCO disputes that it owes any fees for the Magnum work or any work obtained in Brazil after the representation agreement terminated in early 2003. Petroserv served a collections suit in state court in May 2004, seeking over $731,323, plus attorneys' fees, interest and court costs, representing amounts allegedly due under the representation agreement on several contracts, including the Magnum Transcontinental contract. NATCO has filed a counterclaim in this action, claiming breach of the agency agreement and fiduciary obligations Petroserv owed to NATCO. A second unsuccessful mediation was held in the case in August 2004.


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

EXHIBIT NO.                        DESCRIPTION
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

                                NATCO Group Inc.

                                By:  /s/ John U. Clarke
                                    -------------------------------------------
                                    Name: John U. Clarke
                                    Chairman of the Board and
                                    Chief Executive Officer


Date: February 4, 2005


                                By:  /s/ Richard W. FitzGerald
                                    -------------------------------------------
                                    Name: Richard W. FitzGerald
                                    Senior Vice President and Chief Financial
                                    Officer


Date: February 4, 2005

                               INDEX OF EXHIBITS

EXHIBIT NO.                        DESCRIPTION
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