Form 10-K
period 2004-12-31
NATCO GROUP INC
filed 2005-03-16
CIK 1057693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number: 1-15603

NATCO Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2906892
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2950 N. Loop West, 7th Floor, Houston, Texas 77092

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (713) 683-9292

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2004	$72,943,300

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 11, 2005	Common Stock, $0.01 par value per share	16,166,584 shares

Pursuant to Rule 12b-25 of the Securities Exchange Act of 1934, as amended, this Form 10-K does not include disclosures for Part II, Items 6, 7, 7A, 8, 9 and 9A. These items, omitted information in Parts I and IV and certain exhibits, including the complete certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14, will be filed by amendment.

Documents Incorporated by Reference (to the extent indicated in this report)

Specified portions of the 2005 Notice of Annual Meeting of Stockholders and Proxy Statement (Part III)

NATCO Group Inc.

10-K for the Year Ended December 31, 2004

i

Explanatory Note

Pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, as amended, our Company, NATCO Group Inc., is today filing only those parts of this Annual Report on Form 10-K that it is able to file without unreasonable effort or expense. The Company was not able to prepare complete financial statements, a management’s discussion and analysis or selected financial data within the necessary period of time in order to meet the 10-K filing deadline. We are preparing financial statements, management’s discussion and analysis and selected data in an effort to amend this annual report within 15 days after the date of this filing in order to include the selected financial data, management’s discussion and analysis of financial condition and results of operations, financial statements and other information required by Items 1, 6, 7, 7A, 8, 9, 9A and 15 of Form 10-K, as well as certain exhibits to the filing, and thereby deem the annual report, as so amended, to have been timely filed.

ii

PART I

Item 1. Business

Our Business

NATCO Group Inc. is a Delaware corporation formed in 1988. Through our subsidiaries, we have designed, manufactured and marketed production equipment and systems for more than 75 years, and we are a leading provider of equipment, systems and services used in the production of crude oil and natural gas to separate oil, gas and water within a production stream and to remove contaminants. Our products and services are used in onshore and offshore fields in most major oil and gas producing regions in the world. Separation and decontamination of a production stream is needed at almost every producing well in order to meet the specifications of transporters and end users.

We design and manufacture a diverse line of production equipment including, among other items: separators, which separate wellhead production streams into oil, gas and water; heaters, which prevent hydrates from forming in gas streams and reduce the viscosity of oil; dehydration and desalting units, which remove water and salt from oil and gas; gas conditioning units and membrane separation systems, which remove carbon dioxide and other contaminants from gas streams; water processing systems, which include systems for water re-injection, oily water treatment and other treatment applications; and control systems, which monitor and control production equipment.

We operate four primary manufacturing facilities located in the US and Canada and 36 sales and service facilities, 34 of which are located in the US and Canada, and two of which are located outside of the US and Canada. We have engineering offices in the US, Canada and the UK, as well as engineered systems sales offices in the US, the UK and other international locations. We also have offices in the US and internationally from which we supply control systems, equipment and services. We believe that, among our competitors, we have one of the larger installed bases of production equipment in the industry. We have achieved our position in the industry by maintaining technological leadership, capitalizing on our strong brand name recognition and offering a broad range of quality products and services.

Recent Developments

In July 2004, the Board of Directors announced the resignation of the Company’s then Chief Executive Officer effective in September 2004, and named John U. Clarke, then an independent director of the Company, as Chairman and interim CEO. The Board of Directors conducted a search for a replacement and appointed Mr. Clarke as Chief Executive Officer in December 2004.

We restructured our organization effective as of January 1, 2005 in order to improve our execution and customer focus. By organizing our business segments to better concentrate our proprietary technologies on specific end-use markets, we believe we can be more responsive to our customers’ needs as well as to new market opportunities. In addition, we expect to establish clearer roles and responsibilities for our senior management team with appropriate levels of accountability and performance metrics to improve execution while at the same time increasing financial transparency for our shareholders. For financial reporting purposes, commencing in 2005, we also will be allocating corporate and other expenses to each of the segments, rather than segregating these costs on a standalone basis. The new segments are Oil & Water Technologies, Gas Technologies and Automation & Controls.

•	The Oil & Water Technologies group includes our traditional oil and gas separation and dehydration equipment sales and related services, our extensive North American branch distribution network, and our worldwide engineered systems group, all of which are focused primarily on oil and water production and processing systems.

•	The Gas Technologies group includes our CO2 membrane business, the assets and operating relationship related to our gas processing facilities in West Texas, H2S removal technologies including Shell

Paques™ and all other gas-related technologies that focus on removing contaminants from the gas stream.

•	The Automation & Controls group remains unchanged, focusing on sales of new control panels and systems which monitor and control oil and gas production, as well as field service activities including repair, maintenance, testing and inspection services for existing systems.

As a result of these changes and others, we expect to benefit from greater efficiencies and revenue growth while immediately pursuing cost reduction initiatives designed to reduce expenses by at least $10 million over the next 12-18 months, half of which are expected to be realized in 2005. These initiatives include:

•	The strategic repositioning of our UK-based subsidiary, Axsia—part of the Oil & Water Technologies group following the restructuring—and efficiency gains due to better integration of Axsia’s engineering capabilities with those of NATCO’s Houston-based engineering group. Approximately 50 positions are expected to be eliminated from the Axsia organization as part of this effort. As a result, we expect to be better positioned to service expanding markets in Russia, the Middle East, Latin America, Africa and Asia.

•	Rationalization of our manufacturing assets and North American branch network—both part of the Oil & Water Technologies group following the restructuring. Manufacturing efficiencies will be achieved at our primary manufacturing facilities and elsewhere through the application of lean management techniques designed to eliminate excess manufacturing capacity, increase capacity utilization and improve productivity.

•	A reduction in operating expenses within the branch network will be accomplished through higher field personnel utilization rates and a general reduction of overhead costs. Additionally, we expect to achieve revenue enhancements from greater product pull through and the identification of new customer market sales opportunities.

•	A reduction in operating, interest and general and administrative expenses arising from improved procurement practices, inventory management, overhead reductions and working capital discipline.

As a result of these initiatives, we recorded severance and other costs in the fourth quarter of 2004, and we expect to record additional severance and other cost related to these initiatives in the first quarter of 2005. See Note 5. Closure, Severance and Other, of the Notes to our Consolidated Financial Statements included in Item 8 of this annual report. We may incur additional severance and other expenses in future periods as these initiatives become fully implemented.

During 2004 and prior years, we offered our products and services as either integrated systems or individual components primarily through three business segments:

•	North American Operations, also known as Traditional Production Equipment and Services, which provided standardized components, replacement parts and used components and equipment servicing, primarily in North America, and operated domestic CO2 processing facilities;

•	Engineered Systems, which provided customized, large scale integrated oil, gas and water production and processing systems; and

•	Automation & Control Systems, which provided and serviced control panels and systems that monitor and control oil and gas production, as well as repair, testing and inspection services for existing systems.

We also separately reported corporate and other expenses in 2004 and prior periods. Because the business segment restructuring was not effective until January 1, 2005, the descriptions of our business and the financial reporting of these business segments in this report will be based on the segments in effect during 2004 (that is, North American Operations (or Traditional Production Equipment and Services), Engineered Systems and Automation & Control Systems).

Our Recent History

The following summarizes our general development for the past five years.

In January 2000, we completed our initial public offering of common stock, resulting in the issuance of 5.2 million shares of common stock with net proceeds of $46.7 million. In the first and second quarters of 2000 we completed three acquisitions for a total of $17.1 million, acquiring a manufacturer of centrifugal devices used to enhance the effectiveness of separation equipment, a designer and manufacturer of water treatment separation systems specializing in hydrocyclone technology and a provider of proprietary technologies for oily water treatment and heavy metals removal from production at or near the wellhead.

In the first quarter of 2001, we acquired the shares of Axsia Group Limited, a privately held process and design company based in the United Kingdom, for approximately $42.8 million, net of cash acquired. Axsia, which specializes in the design and supply of water re-injection systems for oil and gas fields, oily water treatment, oil separation, hydrocyclone technology, hydrogen production and other process equipments systems, became part of our Engineered Systems segment. This acquisition was financed with borrowings under our 2001 term loan and revolving credit facility. This business is currently being repositioned, as indicated above.

Commencing in the fourth quarter of 2002 and continuing through 2005, we streamlined certain of our operations to decrease excess capacity and be more responsive to market trends, including the closure and consolidation of manufacturing and other facilities in Edmonton, Alberta, Canada, Covington, Louisiana and Redruth, Cornwall, UK. Furthermore, we reallocated certain internal resources, realigned our worldwide marketing group, consolidated certain engineered systems operations in the UK, and closed an engineered systems business development office in Singapore.

In December 2003, we placed into service an expansion of our gas-processing facilities in West Texas. This expansion increased our operating capacity at these facilities from 180 million cubic feet, or mmcf, per day to 367 mmcf per day. Our operating agreements for these facilities provide for daily processing minimums and annual escalations. This operation contributed significantly to earnings and cash flows in 2003 and 2004, with the increased throughput from the expansion contributing a larger percentage of our revenues and margins in 2004, compared to 2003. Our CO2 gas-processing business, which was a component of our North American Operations segment prior to our restructuring, became a component of our Gas Technologies group in January 2005.

Available Information and Required Certifications

We are a reporting company under the Securities Exchange Act of 1934, as amended, and file reports, proxy statements and other information with the Securities and Exchange Commission. Copies of these reports, proxy statements and other information may be inspected and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also access our filings on the SEC’s website at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements, as well as any amendments and exhibits to those documents, are available free of charge through our website, www.natcogroup.com, as soon as reasonably practicable after we file them with, or furnish them to, the SEC. We also make available, free of charge on our website and in print to any stockholder who requests, our corporate governance guidelines, the charters of our board committees and our business ethics policies. Requests for copies can be directed to Investor Relations, telephone: 713-683-9292. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

We have attached to this report, or will file by amendment, the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31.1 and 31.2.

We have filed with the New York Stock Exchange the 2004 annual CEO certification regarding our compliance with the NYSE’s corporate governance standards as required by NYSE rule 303A.12(a), as well as several interim certifications since the date of our 2004 annual filing. In our 2004 annual filing, we noted two qualifications to our certification: (1) that there was a discrepancy between the number of shares for which applications had been filed and those available for issuance and (2) that certain options had been inadvertently issued to an officer pursuant to an individual, non-stockholder approved plan. Both of these qualifications were remedied in July 2004. Our interim certifications related to changes in the Board of Directors and the composition of its committees due to the departure of our former CEO, the naming of an interim, then permanent, CEO and the naming of a new director. There were no qualifications to the most recently filed interim certification dated December 7, 2004.

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

We believe our oil and gas production equipment and services market continues to have significant growth potential due to the following:

•	Increasing demand for oil and natural gas. According to the US Department of Energy, petroleum and natural gas consumption in the United States are projected to increase through 2025, with higher consumption rates expected worldwide, driven by demand for refined products and the use of natural gas to power plants that generate electricity.

•	Long-term demand for oil and gas products should lead to increases in drilling activity. The number of drilling rigs operating in North America and internationally has fluctuated in recent years, depending on market conditions. The average North American rig count for 2004 was 1,559 versus 1,404 for 2003 and 1,097 for 2002, as published by Baker Hughes Incorporated. The average international rig count for 2004, 2003 and 2002 was 836, 771 and 732, respectively, as published by Baker Hughes Incorporated. We believe rig counts will increase over the intermediate term as demand for oil and gas products and services increases. With such increases, we anticipate increased demand for oil and gas production equipment and services.

•	Changing profile of existing production. The production profile of existing fields changes over time, either naturally or due to implementation of enhanced recovery techniques. Consequently, the mix of oil, gas, water and contaminants changes, and the production stream requires additional, more sophisticated processing equipment. Changing production profiles often require retrofitting and debottlenecking of existing production equipment, which is an area of our expertise.

•	Increasing focus on large-scale equipment packages and integrated systems projects. Due to the increased demand for oil and gas, oil companies are pursuing larger and more complex development projects that often require specialized production equipment. These projects may be in remote, deepwater or harsh environments, may involve complex production profiles and operations and typically involve more sophisticated equipment.

•	Increasing need for technology solutions. Higher specification and performance standards, environmental regulation, cost reduction requirements, desire to reduce space and weight of equipment and other similar considerations have increased demand for technology in production equipment. We believe we are a leader in process technology for upstream applications.

Competitive Strengths

We believe our key competitive strengths are:

•	Market leadership and industry reputation. We have designed, manufactured and marketed production equipment and systems for more than 75 years. We believe that, among our competitors, we have one of the larger installed bases of production equipment in the industry. We will continue to enhance our products and services in order to meet the demands of our customers.

•	Technological leadership. We believe we have established a position of global technological leadership by pioneering the development of innovative separation technologies. We continue to be a technological leader in areas such as carbon dioxide separation using membrane technology, oil-water emulsion treatment using the latest electrostatic technology, seawater injection systems, complex produced oily water treatment systems and a variety of specialty applications. We hold 56 active US and equivalent foreign patents and continue to invest in research and development. Applications have been filed for eight additional patents in the US.

•	Extensive line of products and services. We provide a broad range of high quality production equipment and services, ranging from standard processing and control equipment to highly specialized engineered systems and fully integrated solutions, to our customers around the world. By providing a broad range of products and services to the industry, we offer our customers the time and cost savings resulting from the use of a single supplier for process engineering, design, manufacturing and installation of production and related control systems.

•	Experienced and focused management team. Our senior management team has extensive service in our industry with an average of over 20 years of experience. Additionally, our management team has a substantial financial interest in our continued success through equity ownership or incentives.

•	Financial underpinning from recurring fee business. We own certain CO2 processing facilities in West Texas, and we operate and manage both our own facilities and those of a customer at that site. The field operator pays us a fee based on volume throughput, with daily processing minimums and annual escalations, that affords us a predictable and stable level of cash flow.

Business Strategy

Our primary objective is to maximize profitability and cash flow by maintaining and enhancing our position as a leading provider of equipment, systems, services and solutions used in the production of crude oil and natural gas. We intend to achieve this goal by pursuing the following business strategies:

•	Focusing on customer relationships. We believe our customers prefer to work on a regular basis with a small number of leading suppliers. We believe our size, scope of products, technological expertise and service orientation provide us with a competitive advantage in establishing preferred supplier relationships with customers. We intend to generate growth in revenue and market share by establishing new, and further developing existing, customer relationships.

•	Being competitively priced in our markets. Our markets are highly competitive and our customers are sensitive to the price of our products relative to those of our competitors. We believe our lean management initiatives to reduce our manufacturing, engineering and distribution costs will allow us to compete more effectively in the markets we serve.

•	Expanding international presence. We have operated in various international markets for more than 50 years. We intend to continue to expand internationally in targeted geographic regions, such as Latin America, the Middle East, West Africa, Southeast Asia and Russia/Central Asia. Export sales and international operations provided approximately one-third of total revenues for the year ended December 31, 2004.

•	Introducing new technologies and products. Since our inception, we have developed and acquired leading technologies that enable us to address the global market demand for increasingly sophisticated production equipment and systems. We will continue to pursue new technologies through internal development, acquisitions and licenses.

•	Providing integrated systems and solutions. We believe our integrated design and manufacturing capabilities enable us to reduce our customers’ production equipment and systems costs and shorten delivery times. Our strategy is to be involved in projects early, to provide the broadest and most complete scope of equipment and services in our industry and to focus on larger, sophisticated and integrated systems.

•	Pursuing complementary acquisitions. Our industry is fragmented and contains smaller competitors with less extensive product lines and geographic scope. We continue to review potential strategic alternatives involving companies that provide complementary technologies, enhance our ability to offer integrated systems or expand our geographic reach.

Risks Relating to Our Business

Our achievement of projected revenue targets in 2005 and beyond is dependent on our ability to successfully implement our strategic goals. We have embarked on a program to increase our revenues by 10% to be achieved through commercialization of new products, increased market penetration of existing products and greater pull-through in our branch network. If we are unable to effectively execute these plans, our revenues and earnings could be lower than projected. Further, our results of operations could be adversely affected if our business assumptions do not prove to be accurate or if adverse changes occur in our business environment, including the following areas: potential declines or increased volatility in oil and natural gas prices that would adversely affect our customers and the energy industry, reductions in rig activity, reduction in prices or demand for our products and services, general global economic and business conditions, our ability to successfully integrate acquisitions, our ability to generate technological advances and compete on the basis of our technology, the potential for unexpected litigation or regulatory proceedings and potential higher prices for products used by us in our operations.

Our achievement of cost savings targets in 2005 and beyond is dependent on our ability to successfully execute our cost reduction initiatives. In January 2005, NATCO announced cost savings initiatives of $10 million over the next 12-18 months, approximately half of which is expected to be realized in 2005. If we are unable to implement these cost initiatives, or do not achieve the anticipated savings from these initiatives, our expected earnings would be impacted.

A substantial or extended decline in oil or gas prices could result in lower expenditures by the oil and gas industry, thereby negatively affecting our revenue. Our business is substantially dependent on the condition of the oil and gas industry and its willingness to spend capital on the exploration for and development of oil and gas reserves. A substantial or extended decline in these expenditures may result in the discovery of fewer new reserves of oil and gas, adversely affecting the market for our production equipment and services. The level of these expenditures is generally dependent on the industry’s view of future oil and gas prices, which have been characterized by significant volatility in recent years. Oil and gas prices are affected by numerous factors, including: the level of exploration activity; worldwide economic activity; interest rates; the cost of capital and currency exchange rate fluctuations; environmental regulation; tax policies; political requirements of national governments; coordination by the Organization of Petroleum Exporting Countries (OPEC); political environment, including the threat of war and terrorism; the cost of producing oil and gas; technological advances; changes in the supply of and demand for oil, natural gas and electricity; and weather conditions.

The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future cash flow. Backlog consists of firm customer orders that have satisfactory credit or financing arrangements in place, for which authorization to begin work or purchase materials has been given and for which a delivery date has been indicated. We cannot guarantee the revenues projected in our backlog will be realized, or if realized, will result in profits.

Occasionally, a customer will cancel or delay a project for reasons beyond our control. In the event of a project cancellation, we are generally reimbursed for our costs but typically have no contractual right to the total revenues expected from any such project as reflected in our backlog. In addition, projects may remain in our backlog for extended periods of time. If we were to experience significant cancellations or delays of projects in our backlog, our results of operations and financial condition could be materially adversely affected.

Our ability to secure and retain necessary financing may be limited. Our ability to execute our growth strategies may be limited by our ability to secure and retain reasonably priced financing. From time to time, we have utilized significant amounts of letters of credit to secure our performance, bids or milestone payments on large projects, and to provide guarantees or warranties to our customers. Outstanding letters of credit can consume a significant portion of our available liquidity under our revolving credit facilities. Some of our competitors are larger companies with better access to capital, which could give them a competitive advantage over us should our access to capital be limited. Additionally, the industry in which we compete is often characterized by significant cyclical fluctuations in activity levels that can adversely impact our financial results. Our revolving credit and term loan facilities contain restrictive loan covenants with which we are required to comply. There is no assurance our financial results will be adequate to ensure we remain in compliance with these covenants in the future, nor is there any assurance we can obtain amendments to or waivers of these covenants should we not be in compliance.

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

Most of our contracts are fixed-price contracts that are subject to gross profit fluctuations, which may impact our margin expectations. Most of our projects, including larger engineered systems projects, are performed on a fixed-price basis. We are responsible for all cost overruns, other than any resulting from customer-approved change orders. Our costs and any gross profit realized on our fixed-price contracts will often vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including: errors in estimates or bidding; changes in availability and cost of labor and material; and variations in productivity from our original estimates. These variations and the risks inherent in engineered systems projects may result in reduced profitability or losses on our projects. Depending on the size of a project, variations from estimated contract performance can have a significant negative impact on our operating results or our financial condition.

Our international operations may experience interruptions due to political and economic risks. We operate our business and market our products and services throughout the world. We are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Moreover, oil and gas producing regions in which we operate include many countries in the Middle East, Venezuela and other parts of the world, where risks have increased significantly in the recent past. We cannot accurately predict whether these risks will increase or abate. These risks include: nationalization; expropriation; war, terrorism and civil disturbances; restrictive actions by local governments; limitations on repatriation of earnings; changes in foreign tax laws; changes in banking regulations; and changes in currency exchange rates.

The occurrence of any of these risks could have an adverse effect on regional demand for our products and services or our ability to provide them. Further, we may experience restrictions in travel to visit customers or start-up projects, and may we incur added costs by implementing security precautions. An interruption of our international operations could have a material adverse effect on our results of operations and financial condition.

The occurrence of some of these risks, such as changes in foreign tax laws and changes in currency exchange rates, may have extended consequences.

Our UK-based operations, our Japanese subsidiary and our Canadian subsidiary have made sales (as part of their ongoing businesses) and have informed us that they expect to continue making sales of equipment and services to customers in certain countries that are subject to US government trade sanctions (“Embargoed Countries”). In the past, these included sales to the Iraqi national oil companies permitted under the United Nations Food-for-Oil Program and to Libya. Certain US sanctions on doing business in Iraq and Libya were lifted during 2004. Sales to customers in Embargoed Countries were approximately 2% of our consolidated revenue in 2004, approximately 1% in 2003 and approximately 3.5% in 2002.

We have relied and we expect to continue to rely on a limited number of customers for a significant portion of our revenues. There have been and are expected to be periods where a substantial portion of our revenues is derived from a single customer or a small group of customers. In 2004, Kinder Morgan Energy Partners, LP and affiliates, and ChevronTexaco Corp. and affiliates respectively accounted for between 5% and 10% of our total sales, with no other customer contributing 5% or more of total sales for the year ended December 31, 2004. We had revenues of $24.2 million, or 9% of total revenues, provided by ChevronTexaco Corp. and affiliates, $18.7 million, or 7% of total revenues, provided by ExxonMobil Corporation and affiliates and $14.6 million, or 5% of total revenues, provided by BP and affiliates for the year ended December 31, 2003. We also have a number of ongoing relationships with major oil companies, national oil companies and large independent producers. The loss of one or more of these ongoing relationships could have an adverse effect on our business and results of operations.

Competition could result in reduced profitability and loss of market share. Contracts for our products and services are generally awarded on a competitive basis. Historically, the existence of overcapacity in our industry has caused increased price competition in many areas of our business. The most important factors considered by our customers in awarding contracts include: the availability and capabilities of our equipment; our ability to meet the customer’s delivery schedule; price; our reputation; our technology; our experience; and our safety record.

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

Liability to customers under warranties may materially and adversely affect our cash flow. We typically warrant the workmanship and materials used in the equipment we manufacture. At the request of our customers, we occasionally warrant the operational performance of the equipment we manufacture. Failure of this equipment to operate properly or to meet specifications may increase our costs by requiring additional engineering resources, replacement of parts and equipment or service or monetary reimbursement to a customer. Our warranties are often backed by letters of credit. At December 31, 2004, we had provided to our customers approximately $9.4 million in letters of credit related to performance and warranties. We have received warranty claims in the past, and we expect to continue to receive them in the future. To the extent that we should incur warranty claims in any period substantially in excess of our warranty reserve, our results of operations and financial condition could be materially and adversely affected.

Our ability to attract and retain skilled labor is crucial to our profitability. Our ability to succeed depends in part on our ability to attract and retain skilled manufacturing workers, equipment operators, engineers and other technical personnel. Our ability to expand our operations depends primarily on our ability to increase our labor force. Demand for these workers can fluctuate in line with overall activity levels within our industry. A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the rates of wages we must pay or both. If this were to occur, the immediate effect would be a reduction in our profits and the extended effect would diminish our production capacity and profitability and impairment of our growth potential.

Future acquisitions, if any, may be difficult to integrate, disrupt our business and adversely affect our operating results. We intend to consider and, if feasible, to make strategic acquisitions of other companies, assets and product lines that complement or expand our existing businesses. We cannot assure you we will be able to successfully identify suitable acquisition opportunities or to finance and complete any particular acquisition. Furthermore, acquisitions involve a number of risks and challenges, including: the diversion of our management’s attention to the assimilation of the operations and personnel of the acquired business; possible adverse effects on our operating results during the integration process; potential loss of key employees and customers of the acquired companies; potential lack of experience operating in a geographic market of the acquired business; an increase in our expenses and working capital requirements; and the possible inability to achieve the intended objectives of the combination. Any of these factors could adversely affect our ability to achieve anticipated levels of cash flow from an acquired business or realize other anticipated benefits of an acquisition.

Our insurance policies may not cover all claims against us or may be insufficient in amount to cover such claims. Some of our products are used in potentially hazardous production applications that can cause personal injury; loss of life; damage to property, equipment or the environment; and suspension of operations. We maintain insurance coverage against these and other risks associated with our business in accordance with standard industry practice. This insurance may not protect us against liability for some kinds of events, including events involving pollution, losses resulting from business interruption or acts of terrorism or damages from breach of contract by the Company or based on alleged fraud or deceptive trade practices. We cannot assure you our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, we cannot assure you we will be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our business, results of operations and financial condition.

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

Post-retirement health care benefits that we provide to certain retirees of a predecessor company expose us to potential increases in future cash outlays that we may not recoup through increased premiums. We are obligated to provide post-retirement health care benefits to a group of retirees of a predecessor company who retired before June 21, 1989. For the year ended December 31, 2004, our cash costs related to these benefits were $1.9 million. At that date, there were 751 retirees and surviving eligible dependents covered by the specified post-retirement benefit obligations. As of December 31, 2004, our accumulated pre-tax post-retirement benefit obligation was calculated to be approximately $13.5 million as determined by actuarial calculations. The costs of the actual benefits could exceed those projected, and future actuarial assessments of the extent of those costs could exceed the current assessment. Inflationary trends in medical costs may outpace our ability to recoup these increases through higher premium charges, benefit design changes or both. As a result, our actual cash costs of providing this benefit may increase in the future and could have a negative impact on our future cash flow.

While we believe we currently have adequate internal control procedures in place, we are still exposed to increased costs and risks associated with complying with corporate governance and disclosure standards. We are evaluating our internal controls systems in order to allow management to report on, and our

Registered Independent Public Accounting Firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We prepared a plan of action for our 2004 compliance and we performed the system and process evaluation and testing required in an effort to address the management certification and auditor attestation requirements of Section 404. To that end, we have incurred significant added expenses and diverted a substantial amount of management’s time. We also are developing a sustainment program for future Section 404 compliance. We believe we have implemented the requirements relating to internal controls and all other aspects of Section 404 for 2004, and are evaluating our internal control procedures. We cannot be certain the result of any of these actions will be adequate to assure our compliance with the applicable requirements, given that there is not precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 with adequate compliance, we might be subject to punitive actions by regulatory authorities, such as the Securities and Exchange Commission or the New York Stock Exchange. The effect of any action by the regulatory authorities on us is unknown at this time.

Operations

We restructured our organization effective as of January 1, 2005 in order to improve our execution and customer focus. The new business segments are Oil & Water Technologies, Gas Technologies and Automation & Controls. The Oil & Water Technologies group includes our traditional oil and gas separation and dehydration equipment sales and related services, its extensive branch distribution network, and NATCO’s worldwide engineered systems group, all of which are focused primarily on oil and water production and processing systems. The Gas Technologies group includes our CO2 membrane business, the assets and operating relationship related to our gas processing facilities in West Texas, H2S removal technologies including Shell Paques™ and other gas-related technologies that focus on removing contaminants from the gas stream. The Automation & Controls group remains unchanged, focusing on sales of new control panels and systems which monitor and control oil and gas production, as well as field service activities including repair, maintenance, testing and inspection services for existing systems. For financial reporting purposes, beginning in 2005, we also will be allocating corporate and other expenses to each of the segments, rather than segregating these costs on a standalone basis.

During 2004 and prior years, we offered our products and services primarily through three business segments: North American Operations, Engineered Systems and Automation & Controls. We also reported corporate and other expenses in 2004 and prior periods on a standalone basis, rather than allocating these expenses to the business segments. The North American Operations segment provided standardized components, replacement parts and used components and equipment servicing, primarily in North America, and operated domestic CO2 separation facilities. The Engineered Systems segment provided customized, large scale integrated oil, gas and water production and processing systems. The Automation & Control Systems segment provided and serviced control panels and systems that monitor and control oil and gas production, as well as repair, testing and inspection services for existing systems.

Because the segment restructuring did not become effective until January 1, 2005, the descriptions of our business and the financial reporting of our segments in this report will be based on the segments as in effect during 2004. For financial data relating to our business segments, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a discussion of each segment’s revenues from external customers, profit (loss) and total assets for the past three fiscal years, see Note 19, Industry Segments and Geographic Information in the Notes to our Consolidated Financial Statements included in Item 8 of this report.

North American Operations

North American Operations consists of production equipment, replacement parts, and used equipment refurbishing and servicing, which is sold primarily onshore in North America and in the Gulf of Mexico. Through our NATCO Canada subsidiary, we provide traditional production equipment with modifications to operate in a cold weather environment. The equipment built for the North American oil and gas industry are “off the shelf” items or are customized variations of standardized equipment requiring limited engineering. We market traditional production equipment and services through 34 sales and service centers in the United States and Canada, one in Mexico and one in Venezuela.

Our production equipment includes:

•	Separators. Separators are used for the primary separation of a hydrocarbon stream into oil, water and gas. In addition to traditional separator solutions, we offer customers new separation technologies like the Whirly Scrub™ Recycling Separators and Revolution™ Inlet Devices. The new separation technologies use proprietary devices inside vessels to achieve more efficient separation. This translates into smaller and lighter process equipment, including the ability to retrofit existing facilities to increase processing throughput. Customers benefit from the use of Porta-Test® Revolution™ tubes, perforated baffles and other proprietary internals that allow separation systems to be designed for specific needs, reduce size and weight, improve separation efficiency, and eliminate process problems like foaming. Our separator product line includes:

•	Horizontal separators, used to separate hydrocarbon streams with large volumes of gas, liquids or foam;

•	Vertical separators, used to separate hydrocarbon streams containing contaminants including salt and wax;

•	Filter separators, used to remove particulate contaminants from gas streams and/or to coalesce liquids;

•	Thermo Pak™ Units, used for the combined heating and separating of production in cold climates; and

•	Whirly Scrub™ V centrifugal separators, used as state-of-the-art compact scrubbers.

•	Heaters. Heaters are used to reduce the viscosity of oil to improve flow rates and to prevent hydrates from forming in gas streams. We manufacture both standardized and customized direct and indirect fired heaters. In each system, heat is transferred to the hydrocarbon stream through a medium such as water, water/glycol, steam, salt or flue gas. Our heater product line includes:

•	Indirect fired water bath heaters;

•	Vaporizers used to vaporize propane and other liquefied gases;

•	Salt bath heaters used to heat high pressure natural gas streams to elevated temperatures above that obtained with indirect heaters;

•	Steam bath heaters; and

•	Controlled Heat Flux (CHF™) heaters, which use flue gas to create a heat transfer medium.

•	Oil Dehydration Equipment. Oil dehydrators are used to remove water from oil. Our oil dehydration product line includes:

•	Horizontal PERFORMAX® treaters, which separate oil and water mixtures using gravity and proprietary technology;

•	Dual Polarity® and Electrodynamic Desalting™ electrostatic treaters, which dehydrate oil using high voltage electrical coalescence;

•	Vertical treaters, which separate oil and water using gravity and heat;

•	Vertical Flow Horizontal (VFH™) processors, which combine the advantages of horizontal and vertical vessels to remove gas and water from oil streams; and

•	Heater-treaters, which use heat to accelerate the dehydration process.

•	Gas Conditioning Equipment. Gas conditioning equipment removes contaminants from hydrocarbon and gas streams. Our gas conditioning equipment includes:

•	Cynara® membranes, which extract carbon dioxide from gas streams;

•	Glycol dehydration equipment, which uses glycol to absorb water vapor from gas streams;

•	Amine systems, which use amine to remove acidic gases such as hydrogen sulfide and carbon dioxide from gas streams;

•	Glymine® units, which combine the effects of glycol equipment and amine systems;

•	Paques™ and Shell-Paques™ licensed desulfurization technology, which utilizes a biological system to efficiently take hydrogen sulfide out of gas streams; and

•	DESI-DRI® Systems, which use highly compressed drying agents to remove water vapor from gas streams.

•	Gas Processing Equipment. We offer standard and custom processing equipment for the extraction of liquid hydrocarbons to meet feed gas and liquid product requirements. We manufacture several standard mechanical refrigeration units for the recovery of salable hydrocarbon liquids from gas streams. Low Temperature Extractor (LTX®) units are mechanical separation systems designed for handling high-pressure gas at the wellhead. These systems remove liquid hydrocarbons from gas streams more efficiently and economically than other methods.

•	Carbon Dioxide Field Operations. We also provide gas-processing facilities for the removal of carbon dioxide from hydrocarbon streams. These facilities use our proprietary Cynara® membrane technology that provides one of the more effective separation solutions for hydrocarbon streams containing carbon dioxide. The primary market for these facilities is production from wells such as those located in West Texas in which carbon dioxide injection is used to enhance the recovery of oil reserves. Utilizing this technology, we have entered into separate service agreements with Kinder Morgan CO2 Company, L.P. relative to gas processing of production at the Sacroc field in West Texas. Each contract has a term of ten years and is automatically renewed for successive one-year periods, unless either Kinder Morgan or we provide the other party with prior written notification of cancellation. Currently the earliest contract expiration date is set for July 2012.

•	Water Treatment Equipment. We offer a complete line of water treatment and conditioning equipment for the removal of contaminants from water extracted during oil and gas production. Our water treatment equipment includes:

•	VersaFlo™ single cell flotation, used to reduce oil and gas emissions from water;

•	TriPack™ Corrugated Plate Interceptors, used to remove oil and salable hydrocarbons from water;

•	Oilspin AV™ and AVi™ liquid/liquid hydrocyclones, compact centrifugal separation devices used in primary water treatment applications;

•	Tridair™ Sparger Gas Flotation units, used as secondary water cleanup systems;

•	PowerClean™ Nutshell Filters, used where tertiary water cleanup is required; and

•	PERFORMAX® Matrix Plate Coalescers, used both in primary separation and final skimming applications.

•	Equipment Refurbishment. We source, refurbish and integrate used oil and gas production equipment. Customers that purchase this equipment benefit from reduced delivery times and lower equipment costs relative to new equipment. The used equipment market is focused primarily in North America, both onshore and offshore, although we have observed a growing interest internationally. We believe that we have one of the larger databases in the North American oil and gas industry of available surplus production equipment. This database, coupled with our extensive refurbishing facilities and experience, enables us to respond to customer requests for refurbished equipment quickly and efficiently.

•	Parts, Service and Training. We provide replacement parts for our own equipment and for equipment manufactured by others. Each branch of our marketing network also serves as a local parts and service business. We offer operational and safety training to the oil and gas production industry, which provides a marketing tool for our other products and services.

Engineered Systems

We design, engineer and manufacture engineered systems for large production development projects throughout the world and provide start-up services for our engineered products. Engineered systems typically require a significant amount of technology, engineering and project management.

We market engineered systems through our direct sales forces based in Houston, Texas; Calgary, Alberta, Canada; Camberley, England; Gloucester, England; Caracas, Venezuela; Bangkok, Thailand; and Tokyo, Japan, augmented by independent representatives in other countries. We also use the unique oil testing capabilities at our research and development facilities to market engineered systems. This capability enables us to determine equipment specifications that best suit customers’ requirements.

Engineered systems include:

•	Integrated Oil and Gas Processing Trains. These consist of multiple units that process oil and gas from primary separation through contaminant removal.

•	Large Gas Processing Facilities. We provide large gas processing facilities for the separation, heating, dehydration and removal of liquids and contaminants to produce pipeline-quality natural gas. We also design and manufacture gas-processing facilities that remove carbon dioxide from hydrocarbon streams. These facilities use Cynara® membrane technology, which provides a cost-effective separation solution for hydrocarbon streams containing high concentrations of carbon dioxide. Primary markets for this application are production from gas wells, such as those located in Southeast Asia, which have naturally occurring carbon dioxide, and production fields that use CO2 for enhanced oil recovery systems. We also design and supply systems in North and South America (excluding Canada) for separation of H2S and sulfur recovery, using Shell-Paques™ licensed technology.

•	Floating Production Systems. These consist of large skid-mounted processing units used in conjunction with semi-submersibles; floating, production, storage and offloading (FPSO) vessels and other floating production vessels. Floating production equipment must be specially designed to overcome the detrimental effects of wave motion on floating vessels. We pioneered and patented the first wave-motion production vessel internals system and continue to advance this technology at our research and development facility using a wave-motion table, which simulates a variety of sea states. We also utilize Computational Fluid Dynamic modeling and Finite Element Analysis to ensure that these facilities are optimally designed and are fabricated to meet the durability requirements at defined sea states.

•	Dehydration and Desalting Systems. Dehydration and desalting involves the removal of water and salt from an oil stream. Desalting is a specialized form of dehydration. In this process, water is injected into an oil stream to dilute the residual saltwater, which is then removed from the stream. Large production projects often use electrostatic technology to desalt oil. We believe that we are the leading developer of electrostatic technologies for oil treating and desalting. One of our dehydration and desalting systems, the Electro Dynamic™ Desalter, can be used in oil refineries, where stringent desalting requirements have grown increasingly important. These requirements have increased as crude quality has declined and catalysts have become more sensitive and sophisticated, requiring lower levels of contaminants. This technology reduces the number and size of vessels employed by this system and is particularly important in refinery and offshore applications where space is at a premium.

•

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

•	Produced Water Cleanup Systems. We design and engineer systems that, through the use of liquid/liquid hydro-cyclone technology and induced or dissolved gas flotation technology, remove oil and solids from a produced water stream. Oily water cleanup is often required prior to the disposal or re-injection of produced water.

•	Other Proprietary Equipment. We design and supply a broad range of proprietary equipment that may be part of a larger system or may be sold separately to customers for application in an oil and gas field development or retrofit. Such equipment includes wellhead desanders, sand cleaning facilities, sand fluidization, specialty oil heaters and other process equipment.

•	Downstream Facilities. We offer several technologies that have crossover applications in the refinery and petrochemical sectors. Most involve aspects of oil treating and water treating. We discussed above the use in refineries of one of our dehydration and desalting systems. Through our subsidiary operation in Camberley, England, we also design and supply process facilities for hydrogen generation and purification, for use in refineries and petrochemical plants or by industrial gas suppliers. In addition, we can provide DOX™ units to ethylene processors that clean both heavy and light dispersed oil from water.

Automation & Control Systems

The primary market for automation and control systems is in offshore applications throughout the world. We market and service these products through subsidiaries with US locations in Houston, Texas and Harvey and New Iberia, Louisiana, and international locations in Angola, Kazakhstan and Nigeria. These automation and control systems include:

•	Control Systems. We design, assemble and install pneumatic, hydraulic, electrical and computerized control panels and systems. These systems monitor and change key parameters of oil and gas production systems. Key parameters include wellhead flow control, emergency shutdown of production and safety systems. A control system consists of a control panel and related tubing, wiring, sensors and connections.

•	Engineering and Field Services. We provide start-up support, testing, maintenance, repair, renovation, expansion and upgrade of control systems including those designed or installed by competitors, for our customers in the US and international locations. Our design and engineering staff also provide contract electrical engineering services.

•	SCADA Systems. Supervisory control and data acquisition (“SCADA”) systems provide remote monitoring and control of equipment, production facilities, pipelines and compressors via radio, cellular phone, microwave and satellite communication links. SCADA systems reduce the number of personnel and frequency of site visits and allow for continued production during periods of emergency evacuation, thereby reducing operating costs.

Manufacturing Facilities

We operate four primary manufacturing facilities ranging in size from approximately 47,600 square feet to approximately 130,000 square feet of manufacturing space. We own three of these facilities and lease one. We also operate two control panel assembly facilities, a membrane manufacturing facility and three smaller, single-product manufacturing facilities at branch sites.

Our major manufacturing facilities are located in:

•	Electra, Texas. We produce various types of low- and high-pressure production vessels, as well as skid-mounted packages at this 130,000 square foot facility.

•	Calgary, Alberta, Canada. We produce heavy wall and cold weather packaged equipment and systems primarily for the Canadian and Alaskan markets at this 93,000 square foot facility.

•	New Iberia, Louisiana. We fabricate packaged production systems for delivery throughout the world at this 60,000 square foot and 16 acre waterfront facility, which can handle large equipment systems. We upgraded and expanded this facility in 2001.

•	Magnolia, Texas. We fabricate various types of low-pressure production vessels and skid packages at this 47,600 square foot facility. This facility also refurbishes used equipment.

During 2004, we initiated on a company-wide basis the use of lean management techniques previously implemented at our Calgary facility to focus on lean manufacturing. Lean manufacturing is a process designed to identify and eliminate waste in the manufacturing process through continuously improving product flow in an effort to meet customer needs. By more effectively producing products that specifically meet customer requirements we hope to reduce our manufacturing costs and increase utilization capacity at our existing facilities and improve productivity. Lean management applies the principles of lean manufacturing to the entire organization to better position the Company to realize its full potential.

Our manufacturing operations are vertically integrated. At most locations, we are able to engineer, design, fabricate, inspect and test our products. Consequently, we are able to control the quality of our products and the cost and schedule of our manufacturing activities.

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

We fabricate to the standards of the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers and specific customer specifications. We use welding and fabrication procedures in accordance with the latest technology and industry requirements. We have instituted training programs to upgrade skilled personnel and maintain high quality standards. We believe these programs generally enhance the quality of our products and reduce their repair rate.

Raw Materials & Components

We believe materials and components used in our servicing and manufacturing operations and purchased for sale are generally available from multiple sources. The prices paid by us for raw materials may be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; and foreign currency exchange rates. We experienced higher steel prices and greater difficulty securing necessary steel supplies in 2004 than in the preceding several years. While we attempt to mitigate the financial impact of higher raw materials costs on our operations by applying surcharges to and adjusting prices on the products we sell, we are not always successful in anticipating price increases or in passing these increases on to our customers. This was true in the early part of 2004, where we were not able to pass on the increasing steel prices to our customers and incurred an unfavorable manufacturing cost variation as a result. Higher prices and lower availability of steel and other raw materials we use in our business may adversely impact our profitability in future periods.

Generally, we are not dependent on any single source of supply for any of our raw materials or purchased components, and we believe numerous alternative supply sources are available for all such materials.

Research and Development

We believe we are an industry leader in the development of oil and gas production equipment technology. We pioneered many of the original separation technologies for converting unprocessed hydrocarbon fluids into salable oil and gas. For example, we developed:

•	the first high capacity oil and gas separator system;

•	patented efficiencies for our cyclonic separation devices, including the Porta-Test® Revolution™ and WhirlyScrub™ V and I technologies;

•	the first emulsion treating systems, which have been advanced through the application of our Dual Polarity™, TriVolt™, TriGrid™, TriGridmax™ and the EDD™ (ElectroDynamic Desalting™) electrostatic oil treaters;

•	a PC-based Load Responsive Controller™ (LRC™) for controlling electrostatic treaters within ranges that are conducive to effective emulsion breaking;

•	a composite electrostatic grid system for use in complex separation applications;

•	DOX™ and OSX™ water filtration systems;

•	the Oilspin AV™ and the automatic turndown capable AVi™ liquid/liquid hydro-cyclones;

•	the Mozley Sandspin™ solid/liquid hydro-cyclones and the Mozley Wellspin™ wellhead desander;

•	the Mozley SandClean™ System for cleanup of sand prior to offshore discharge;

•	the Tridair™ Single Cell VersaFlo™ flotation unit;

•	high pressure indirect and Controlled Heat Flux™ (CHF™) heaters;

•	internal system designs and devices used inside separators and other vessels to compensate for wave motion;

•	PERFORMAX® oil and water coalescing systems, which are recognized and trusted internationally;

•	enhancements in Cynara® membrane fibers to allow for increased acid gas separation efficiencies;

•	DESI-DRI® gas desiccant dehydration system, for small wellhead water contamination control; and

•	VersaFlo™ single cell flotation system, for removing oil and grease from produced water.

We have several technologies developed over the last several years that are entering into the commercial development phase—Shell Paques™ and Paques™ bio-desulfurization technologies and Dual Frequency®, the most recent generation of our electrostatic treaters, which dehydrate oil using high voltage electrical coalescence.

We license Shell Paques™ and Paques™ bio-desulfurization technology under agreements with Shell Global Solutions® entered into in 2002. Shell Paques™ is licensed for use in natural gas production applications in North and South America, excluding Canada, while Paques™ is licensed for use in biogas applications in North America. These technologies potentially provide operating cost and environmental advantages over existing desulfurization technologies for desulfurization facilities in the range of 0.1 to 20.0 metric tons per day of sulfur removed. The technology has been certified through the Environmental Protection Agency’s Environmental Technology Verification program. During 2004, we sold our first four units employing this technology. These units have recently started up and are operating on low-pressure biogas and high-pressure natural gas applications in the United States. We have several quotations pending, and believe the testimonials from these operating facilities will contribute to our commercialization of this technology.

We also developed and patented the Dual Frequency® electrostatic dehydration technology and completed an initial field test in Venezuela in 2004 that confirmed the footprint advantages of this technology to current competitive offerings. In this demonstration, the Dual Frequency® facility enabled the operator to treat nearly twice the volume of crude as opposed to their prior benchmark. We continue to seek additional field demonstration sites to provide supporting data and customer testimonials prior to our commercial deployment of this novel technology.

Any new technology, or application of existing technology to new applications, carries risk, and customers are often hesitant to try new products without supporting data and testimonials from other customers who have successfully employed the technology. As such, commercial development of a new product may take many years, and we may have substantial unrecouped costs in our initial installations. While we believe these products will be commercially viable over time, we cannot be sure at this time a market will develop for these products or, if it does, of the eventual market share for these products.

As of December 31, 2004, we held 56 active US and equivalent foreign patents and numerous US and foreign trademarks. We also have applications pending for eight additional US and foreign patents. These patents expire at various times through 2017. While important to our business, we would not expect the loss of any one of these patents to be material. In addition, we are licensed under several patents held by others.

We operate a research and development facility in Tulsa, Oklahoma, where we conduct technology and product development studies that are tailored to the needs of our customers. These studies utilize our pilot facilities, including a simulation loop capable of flowing 6 thousand barrels per day and 10 million cubic feet per day of gas and a wave motion table that allows customers to validate 1/20th scale performance internals in dynamic wave motion conditions. In many cases, testing is applied to crude oil provided by our customers, resulting in an increase in our customer’s understanding and comfort with the actual performance of our products.

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

We engage on a technical basis with clients for our technologies through both the use of our pilot testing facilities and through the problem solving capabilities of our Process Solutions Group engineers. In Tulsa, OK and in Gloucester, UK, we enter into contracts with our clients to run pilot or bench scale tests on their specific field production streams. Through such testing we prove out our product capabilities and performance, often with clients in attendance to observe the testing progress. In addition, in order to provide that our key technologies are integrated into both retrofitting and greenfield projects appropriately, we enter into engineering contracts with our clients. Frequently, these engineering studies or pilot testing contracts can result in either direct awards from these clients or can favorably impact the client’s buying specifications.

At December 31, 2004, we had 22 employees engaged in research and development and product commercialization activities.

Marketing

Our products and services are marketed primarily through an internal sales force augmented by technical applications specialists for specific customer requirements. In addition, we maintain agency relationships in most energy producing regions of the world to enhance our efforts in countries where we do not have employees. Our North American Operations business has 35 operating branches in the US and Canada through which we sell production equipment, spare parts and services directly to oil and gas operators. Our engineered systems business typically involves a significant pre-award effort during which we must provide technical qualifications, evaluate the requirements of the specific project, design a conceptual solution that meets the project requirements and estimate our cost to provide the system to the customer in the time frame required. Our automation and control systems business is primarily marketed through our internal sales force.

Customers

We devote a considerable portion of our marketing time and effort to developing and maintaining relationships with key customers. Some of these relationships are project specific. However, our customer base ranges from independent operators to major and national oil companies worldwide. In 2004, Kinder Morgan Energy Partners, LP and affiliates and ChevronTexaco Corp. and affiliates, provided between 5% and 10% of our consolidated revenues, respectively, with no other customer contributing 5% or more of total sales for the year ended December 31, 2004. In 2003, ChevronTexaco Corp. and affiliates, ExxonMobil Corporation and affiliates and BP and affiliates, provided 9%, 7% and 5% of our consolidated revenues, respectively, with no other customer contributing more than 5% of total sales for the year ended December 31, 2003. In 2002, ExxonMobil Corporation and affiliates, BP and affiliates excluding a Malaysian consortium that includes BP, and ChevronTexaco Corp. and affiliates, provided 10%, 6% and 5% of our consolidated revenues, respectively, with no other customer providing more than 5% of our consolidated revenues during 2002. Our level of technical expertise, extensive distribution network and breadth of product offerings contributes to the maintenance of good working relationships with our customers.

Several of our North American customers will award contracts that involve the manufacture and sale of multiple units over an extended period of time. These contracts may necessitate purchases of raw materials in advance lots to ensure favorable raw material pricing. On large engineered systems projects, warranty and performance bonds may be required by customers as part of the contract terms and conditions. These bonds, which are issued under our revolving credit and term loan facilities, totaled $9.4 and $13.2 million at December 31, 2004 and 2003, respectively.

Backlog

Backlog consists of firm customer orders for which satisfactory credit or financing arrangements have been made, authorization has been given to begin work or purchase materials and a delivery date has been scheduled. Financial data regarding our December 31, 2004 backlog will be provided by amendment.

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

Competition

Contracts for our products and services are generally awarded on a competitive basis. The most important factors considered by customers in awarding contracts include the availability and capabilities of equipment, the ability to meet the customer’s delivery schedule, price, reputation, experience and safety record. Overcapacity in the industry and obstacles in our international operations could adversely affect our ability to compete and thus unfavorably affect our results of operations as described under “—Risk Factors—Competition could result in reduced profitability and loss of market share.”

The primary competitors for our North American Operations business include Hanover Compressor Co., Flint Energy Services and numerous privately held, mainly regional companies. Competitors for our Engineered Systems business include Petreco, Kvaerner Process Systems, UOP, Hanover Compressor Co., US Filter, Weir

Techna and numerous engineering and construction firms. The primary competitors for our Automation & Control Systems business are W Industries, MMR-Radon, P2S/SECO and numerous privately held companies operating in the Gulf Coast region.

We believe we are one of the larger providers of crude oil and natural gas production separation equipment in North America and have one of the leading market shares internationally. We further believe that our size, research and development technologies, brand names and marketing organization provide us with a competitive advantage over the other participants in the industry sector.

Environmental Matters

We are subject to environmental regulation by federal, state and local authorities in the United States and in several foreign countries. Although we believe we are in substantial compliance with all applicable environmental laws, rules and regulations (“laws”), the field of environmental regulation can change rapidly with the enactment or enhancement of laws and stepped up enforcement of these laws, either of which could require us to change or discontinue certain business activities as further described under “—Risk Factors—We may incur substantial costs to comply with our environmental obligations.” We have been named as a potentially responsible de minimus party in connection with two federal superfund sites under the US Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA. At present, we are not involved in any material environmental matters of any nature and are not aware of any material environmental matters threatened against us.

Employees

At December 31, 2004, we had 1,721 employees. Of these, 157 Canadian employees were represented under collective bargaining agreements that extend through July 2005. We believe our relationships with our employees are satisfactory.

Item 2. Properties

We operate four primary manufacturing plants ranging in size from approximately 47,600 square feet to approximately 130,000 square feet of manufacturing space. In addition, we operate smaller, single-product manufacturing facilities at three branch sites. We also own and lease distribution and service centers, sales offices and warehouses. We lease our corporate headquarters in Houston, Texas. At December 31, 2004, we owned or leased approximately 860,000 square feet of facilities of which approximately 360,000 square feet was leased, and approximately 500,000 square feet was owned. Of the total manufacturing space, approximately 237,600 square feet was located in the United States and approximately 93,000 square feet was located in Canada. Our Covington manufacturing facility was closed and held for sale, and our Edmonton manufacturing facility was sublet to a new tenant as of December 31, 2003. We closed the office and warehouse portion of our Redruth, Cornwall, UK facilities and relocated those operations to Gloucester in 2003. We will move the laboratory portion of the facility to Gloucester and close the Redruth facility in March 2005. The Redruth facility is being marketed for sale. Manufacturing space at the Edmonton and Covington facilities totaling 47,000 square feet and 51,000 square feet, respectively, was excluded from total manufacturing space above, but was included in total square footage owned or leased as of December 31, 2004.

The following chart summarizes the number of facilities owned or leased by us by geographic region and business segment in 2004.

	United States	Canada	Other
North American Operations	37	6	2
Engineered Systems	1	1	5
Automation & Control Systems	3	—	1
Corporate and Other	2	—	—

Totals	43	7	8

Item 3. Legal Proceedings

Magnum Transcontinental Corp. Arbitration and Petroserv, S.A. v. National Tank Company, 165th Jud. Dist. Ct., Harris Co., TX (Cause No. 200418769). These matters stem from an agreement among NATCO Group, Magnum Transcontinental Corporation, the US procurement arm of Petroserv S.A., and Zephyr Offshore, Inc., a Petroserv subsidiary, to manufacture and install a processing plant on a Petroserv rig, and Petroserv’s agency agreement with NATCO for certain projects in Brazil. NATCO claimed Magnum owed it $418,990 under the plant manufacturing agreement for additional work performed in excess of the days agreed in the contract. NATCO submitted the matter to binding American Arbitration Association arbitration on October 29, 2003. In the arbitration, Magnum originally counter-claimed for $4,685,000, alleging breach of contract. Magnum amended its answer and counter-claim in the arbitration on July 16, 2004, reducing its total amount claimed to $1,304,000. At an arbitration hearing held in October 2004, Magnum further reduced its counter claim by $570,000. On February 11, 2005, the arbitrator awarded NATCO the full amount of its claim, plus interest, and granted Magnum a total of $58,000 on its counterclaim. Neither party appealed the arbitrator’s determination within the period provided and Magnum is required to pay NATCO approximately $410,000 within 30 days of the award.

After NATCO filed its request for arbitration, Petroserv submitted a mediation request under its representation agreement with NATCO, claiming unpaid agency fees on several contracts, including the Magnum contract. No resolution resulted from the mediation, which was held on January 23, 2004. NATCO believed any fees owed to Petroserv under the agency agreement are offset by NATCO’s claims against Magnum. NATCO disputed that it owes any fees for the Magnum work or any work obtained in Brazil after the representation agreement terminated in early 2003. Petroserv served a collections suit in state court in May 2004, seeking over $731,323.46, plus attorneys’ fees, interest and court costs, representing amounts allegedly due under the representation agreement on several contracts, including the Magnum Transcontinental contract. NATCO filed a counterclaim in this action, claiming breach of the agency agreement and fiduciary obligations Petroserv owed to NATCO. A second unsuccessful mediation was held in the case in August 2004. On March 11, 2005, NATCO and Petroserv agreed to settle this lawsuit, with NATCO paying approximately $420,000 to Petroserv for commissions earned, accrued interest and legally recoverable attorneys’ fees. NATCO will apply the funds received in the Magnum arbitration to this settlement payment.

NATCO and its subsidiaries are defendants or otherwise involved in a number of other legal proceedings in the ordinary course of their business. We also are parties to certain environmental proceedings as described in Item 1. Business—Environmental Matters. While we insure against the risk of these proceedings to the extent deemed prudent by our management, we can offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to our business activities. While we cannot predict the outcome of any legal proceedings with certainty, in the opinion of management, our ultimate liability with respect to any of these pending lawsuits, including the Magnum/Petroserv matters, is not expected to have a significant or material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Pursuant to Rule 12b-25(e) of the Securities Exchange Act of 1934, as amended, the following disclosure items in Part II are omitted from this annual report: Items 6, 7, 7A, 8, 9 and 9A. They will be filed in an amendment to this report.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our authorized common stock consists of 50,000,000 shares of common stock. Prior to January 1, 2002, our common stock was divided into two classes designated as “Class A common stock” and “Class B common stock.” On January 1, 2002, all outstanding shares of Class B common stock automatically converted into shares of Class A common stock, and the authorized common stock reverted to a single class designated as “common stock.” We had 16,166,584 shares outstanding as of March 11, 2005, held by 91 record holders, and 576,769 treasury shares. The number of shares outstanding includes 245,011 shares of restricted stock as to which forfeiture restrictions have not lapsed. The number of record holders of our common stock does not include the stockholders for whom shares are held in a “nominee” or “street” name. We had 5,000,000 shares of preferred stock authorized at March 1, 2005, of which 500,000 shares are designated Series A Junior Participating Preferred Stock and 15,000 shares are designated Series B Convertible Preferred Stock. At that date, there were no Series A preferred shares outstanding and 15,000 Series B preferred shares outstanding, issued to one record holder. Our common stock is traded on the New York Stock Exchange under the ticker symbol NTG.

The following table sets forth, for the calendar quarters indicated, the high and low sales prices of our common stock reported by the NYSE for each of the years ended December 31, 2003 and 2004.

	Common Stock
	High	Low
2003
First Quarter	$6.90	$5.24
Second Quarter	7.45	5.12
Third Quarter	7.24	5.85
Fourth Quarter	7.59	5.50

2004
First Quarter	$8.08	$6.64
Second Quarter	7.99	6.75
Third Quarter	8.75	7.35
Fourth Quarter	9.25	7.85

Pursuant to the terms of our Series B Convertible Preferred Stock (“Series B Preferred Shares”), we pay a semi-annual dividend to holders of such stock of 10% of the face value of the stock, or an aggregate of $1.5 million per year. We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather intend to retain any future earnings in excess of the preferred stock dividend amount for use in the business. Our revolving credit and term loan facilities restrict our ability to pay dividends and other distributions on our common stock.

Item 9B. Other Information

None.

PART III

Item 10. Directors And Executive Officers Of The Registrant

The information called for by this item will be contained under the caption “Directors and Executive Officers” in our 2005 annual meeting proxy statement to be filed within 120 days of December 31, 2004, and is incorporated into this document by reference.

Item 11. Executive Compensation

Except as specified in the following sentence, the information called for by this item will be contained under the caption “Director and Executive Compensation” in our 2005 annual meeting proxy statement to be filed within 120 days of December 31, 2004 and is incorporated into this document by reference. Information in our 2005 proxy statement not deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission under its rules, including the Report of the Governance, Nominating & Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Five-Year Stock Performance Graph, is not deemed to be incorporated by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this item will be contained under the caption “Security Ownership of Management and Principal Stockholders” in our 2005 annual meeting proxy statement to be filed within 120 days of December 31, 2004, and is incorporated into this document by reference.

Item 13. Certain Relationships And Related Transactions

The information called for by this item will be contained under the caption “Certain Relationships and Related Transactions” in our 2005 annual meeting proxy statement to be filed within 120 days of December 31, 2004, and is incorporated into this document by reference.

Item 14. Principal Accounting Fees and Services

The information called for by this item will be contained under the caption “Audit Committee Report” in our 2005 annual meeting proxy statement to be filed within 120 days of December 31, 2004, and is incorporated into this document by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(1) [Omitted—To be filed by amendment.]

(2) [Omitted—To be filed by amendment.]

(3) Index of Exhibits

Exhibit Number	Description

2.3

—Securities Purchase Agreement by and among Lime Rock Partners II, L.P. and NATCO Group Inc., dated March 13, 2003 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed March 14, 2003).

3.1

—Restated Certificate of Incorporation of the Company, as amended by Certificate of Amendment dated November 18, 1998 and Certificate of Amendment dated November 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement No. 333-48851 on Form S-1).

3.2	—Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-48851 on Form S-1).

3.3

—Certificate of Designations of Series B Convertible Preferred Stock of NATCO Group Inc. dated March 25, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 27, 2003).

3.4	—Composite Amended and Restated By-laws of the Company, as amended (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.1	—Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-48851 on Form S-1).

4.2

—Registration Rights Agreement by and between Lime Rock Partners II, L.P. and NATCO Group Inc. dated March 25, 2003 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 27, 2003).

4.3

—Rights Agreement dated as of May 15, 1998 by and among the Company and Chase Mellon Shareholder Services, LLC (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement No. 333-48851 on Form S-1).

4.4

—First Amendment to Rights Agreement between NATCO Group Inc. and Mellon Investor Services L.L.C. (as successor to ChaseMellon Shareholder Services, L.L.C.), as Rights Agent dated March 25, 2003 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 27, 2003).

Exhibit Number	Description

10.1[1]	—Directors Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.2[1]	—Form of Nonemployee Director’s Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.3[1]	—1998 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.4[1]	—Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement No. 333-48851 on Form S-1).

10.5

—Service and Reimbursement Agreement dated as of July 1, 1997 between the Company and Capricorn Management, G.P. (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.6[1]	—Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.7

—Stockholder’s Agreement dated as of July 31, 1997 between the Company, Capricorn Investors, L.P., Capricorn Investors II, L.P. And the former stockholders of The Cynara Company (incorporated By reference to Exhibit 10.19 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.8[1,2]	—Severance Pay Summary Plan Description.

10.9

—Loan Agreement ($35,000,000 US Revolving Loan Facility, $10,000,000 Canadian Revolving Loan Facility, $5,000,000 UK Revolving Loan Facility and $50,000,000 Term Loan Facility) dated as of March 16, 2001 among NATCO Group Inc., NATCO Canada, Ltd., Axsia Group Limited, The Chase Manhattan Bank, Royal Bank of Canada, Chase Manhattan International Limited, Bank One, N.A. (Main Office Chicago, Illinois), Wells Fargo Bank Texas, National Association, JP Morgan, a Division of Chase Securities, Inc., and the other lenders now or hereafter Parties hereto (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).

10.10

—First Amendment to Loan Agreement ($35,000,000 US Revolving Loan Facility, $10,000,000 Canadian Revolving Loan Facility, $5,000,000 UK Revolving Loan Facility and $50,000,000 Term Loan Facility) dated as of March 16, 2001 among NATCO Group Inc., NATCO Canada, Ltd., Axsia Group Limited, The Chase Manhattan Bank, Royal Bank of Canada, Chase Manhattan International Limited, Bank One, N.A. (Main Office Chicago, Illinois), Wells Fargo Bank Texas, National Association, JP Morgan, a Division of Chase Securities, Inc., and the other lenders now or hereafter Parties hereto (incorporated. by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.11

—Second Amendment to Loan Agreement ($35,000,000 US Revolving Loan Facility, $10,000,000 Canadian Revolving Loan Facility, $5,000,000 UK Revolving Loan Facility and $50,000,000 Term Loan Facility) dated as of March 16, 2001 among NATCO Group Inc., NATCO Canada, Ltd., Axsia Group Limited, The Chase Manhattan Bank, Royal Bank of Canada, Chase Manhattan International Limited, Bank One, N.A. (Main Office Chicago, Illinois), Wells Fargo Bank Texas, National Association, JP Morgan, a Division of Chase Securities, Inc., and the other lenders now or hereafter Parties hereto (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

Exhibit Number	Description

10.12

—Third Amendment to Loan Agreement ($35,000,000 US Revolving Loan Facility, $10,000,000 Canadian Revolving Loan Facility, $5,000,000 UK Revolving Loan Facility and $50,000,000 Term Loan Facility) dated as of July 31, 2003, but effective April 1, 2003, among NATCO Group Inc., NATCO Canada, Ltd., Axsia Group Limited, JPMorgan Chase Bank (successor in interest to The Chase Manhattan Bank), acting as agent for the US Lenders, Royal Bank of Canada, acting as agent for the Canadian Lenders, and J.P. Morgan Europe Limited, acting as agent for the UK Lenders (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.13[1]

—Second Amended Single Installment Note Between Nathaniel A. Gregory and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.14[1]

—Amended Single Installment Note Between Nathaniel Gregory and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.15[1]

—Amended Single Installment Note Between Nathaniel Gregory and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.16[1]

—Amended Single Installment Note Between Nathaniel Gregory and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.17[1]

—Amended Single Installment Note Between Patrick M. McCarthy and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.18[1]

—Employment Agreement dated December 11, 2002, between Nathaniel A. Gregory and NATCO Group Inc. (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.19[1]

—Employment Agreement dated December 11, 2002, between Patrick M. McCarthy and NATCO Group Inc. (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.20[1]

—Senior Management Change in Control Agreement dated December 11, 2002, between Robert A. Curcio and NATCO Group Inc. (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.21[1]

—Senior Management Change in Control Agreement dated December 11, 2002, between Richard D. Peters and NATCO Group Inc. (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.22[1]

—Senior Management Change in Control Agreement dated December 11, 2002, between Charles Frank Smith and NATCO Group Inc. (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.23[1]

—Senior Management Change in Control Agreement dated December 11, 2002, between David R. Volz, Jr. and NATCO Group Inc. (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.24[1]

—Senior Management Change in Control Agreement dated December 11, 2002, between Joseph H. Wilson and NATCO Group Inc. (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number	Description

10.25[1]	—Amendment of Directors Compensation Plan (incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.26[1]

—Senior Management Change in Control Agreement date October 7, 2003, between Katherine P. Ellis and NATCO Group Inc. (incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.27[1]

—Senior Management Change in Control Agreement dated October 7, 2003, between Richard W. FitzGerald and NATCO Group Inc. (incorporated by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.28

—Second Extension Agreement and Extension Agreement for the Second Amended and Restated Service and Reimbursement Agreement between Capricorn Management, G.P. and NATCO Group Inc. (incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.29

—Loan Agreement ($20,000,000 US Revolving Loan Facility, $5,000,000 Canadian Revolving Loan Facility, $10,000,000 UK Revolving Loan Facility and $45,000,000 Term Loan Facility) dated as of March 15, 2004 among NATCO Group, Inc., as US Borrower, NATCO Canada, Ltd., as Canadian Borrower, Axsia Group Limited, as UK Borrower, Wells Fargo Bank, National Association, as US Agent and Co-Lead Arranger, HSBC Bank Canada, as Syndications Agent and as Co-Lead Arranger and the other Lenders now or hereafter parties thereto (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.30

—International Revolving Credit Agreement entered into as of July 23, 2004 among NATCO Group Inc, National Tank Company and Total Engineering Services Team, Inc., and Wells Fargo HSBC Trade Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.31

—International Security Agreement dated as of July 23, 2004, by and among NATCO Group Inc, National Tank Company and Total Engineering Services Team, Inc., and Wells Fargo HSBC Trade Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.32[1]	—Separation Agreement between the Company and Nathaniel A. Gregory dated July 28, 2004. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed July 29, 2004).

10.33[1]

—Executive Employment Agreement between NATCO Group Inc. and John U. Clarke dated as of December 7, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed December 9, 2004).

10.34[1]

—Amendment No. 1 to Employment Agreement dated as of September 30, 2004 between NATCO Group Inc. and Patrick M. McCarthy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.35[1]

—Form of Amendment No. 1 to Senior Management Change in Control Agreement entered into between NATCO Group Inc. and the executive officers specified in the form (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.36[1]

—Amendment to Separation Agreement dated October, 2004 entered into between NATCO Group Inc. and Nathaniel A. Gregory (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

Exhibit Number	Description

10.37

—First Amendment to Loan Agreement effective as of March 15, 2004 by and among NATCO Group Inc., NATCO Canada, Ltd. and Axsia Group Limited, as Borrowers, and the lenders thereto, Wells Fargo Bank, National Association, as US agent, HSBC Bank Canada, as Canadian agent, and HSBC Bank PLC, as UK agent (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.38[1,2]	—Form of Non-employee Directors Restricted Stock Agreement.

10.39[1,2]	—Form of Restricted Stock Agreement entered into between NATCO Group Inc. and certain executive officers on September 9, 2004 and December 7, 2004

10.40[1,2]	—Restricted Stock Agreement between NATCO Group Inc. and John U. Clarke dated September 7, 2004

10.41[1,2]	—Restricted Stock Agreement between NATCO Group Inc. and John U. Clarke dated January 5, 2005

10.42[1,2]	—Restricted Stock Agreement between NATCO Group Inc. and John U. Clarke dated January 5, 2005

10.43[1,2]	—Supplemental Severance Pay Plan and Summary Plan Description for Exempt Employees

21.1[2]	—List of Subsidiaries.

23.1[3]	—Consent of Independent Registered Public Accounting Firm.

31.1[2]	—Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 USC. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[2]	—Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 USC. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[3]	—Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 USC. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Management contracts or compensatory plans or arrangements.
[2]	Included with this annual report.
[3]	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 16th day of March 2005.

NATCO GROUP INC. (Registrant)

By:	/S/ JOHN U. CLARKE
John U. Clarke Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated, on March 16, 2005.

Signature	Title

/S/ JOHN U. CLARKE John U. Clarke	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ PATRICK M. MCCARTHY Patrick M. McCarthy	Director and President

/S/ RICHARD W. FITZGERALD Richard W. FitzGerald	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ RYAN S. LILES Ryan S. Liles	Vice President and Controller (Principal Accounting Officer)

/S/ KEITH K. ALLAN Keith K. Allan	Director

/S/ THOMAS R. BATES, JR. Thomas R. Bates, Jr.	Director

/S/ JULIE H. EDWARDS Julie H. Edwards	Director

/S/ GEORGE K. HICKOX, JR. George K. Hickox, Jr.	Director

/S/ HERBERT S. WINOKUR, JR. Herbert S. Winokur, Jr.	Director

EXHIBIT INDEX

Exhibit Number	Description

2.3

—Securities Purchase Agreement by and among Lime Rock Partners II, L.P. and NATCO Group Inc., dated March 13, 2003 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed March 14, 2003).

3.1

—Restated Certificate of Incorporation of the Company, as amended by Certificate of Amendment dated November 18, 1998 and Certificate of Amendment dated November 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement No. 333-48851 on Form S-1).

3.2	—Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-48851 on Form S-1).

3.3

—Certificate of Designations of Series B Convertible Preferred Stock of NATCO Group Inc. dated March 25, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 27, 2003).

3.4	—Composite Amended and Restated By-laws of the Company, as amended (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.1	—Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-48851 on Form S-1).

4.2

—Registration Rights Agreement by and between Lime Rock Partners II, L.P. and NATCO Group Inc. dated March 25, 2003 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 27, 2003).

4.3

—Rights Agreement dated as of May 15, 1998 by and among the Company and Chase Mellon Shareholder Services, LLC (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement No. 333-48851 on Form S-1).

4.4

—First Amendment to Rights Agreement between NATCO Group Inc. and Mellon Investor Services L.L.C. (as successor to ChaseMellon Shareholder Services, L.L.C.), as Rights Agent dated March 25, 2003 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 27, 2003).

10.1[1]	—Directors Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.2[1]	—Form of Nonemployee Director’s Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.3[1]	—1998 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.4[1]	—Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement No. 333-48851 on Form S-1).

10.5

—Service and Reimbursement Agreement dated as of July 1, 1997 between the Company and Capricorn Management, G.P. (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.6[1]	—Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement No. 333-48851 on Form S-1).

Exhibit Number	Description

10.7

—Stockholder’s Agreement dated as of July 31, 1997 between the Company, Capricorn Investors, L.P., Capricorn Investors II, L.P. And the former stockholders of The Cynara Company (incorporated By reference to Exhibit 10.19 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.8[1,2]	—Severance Pay Summary Plan Description.

10.9

—Loan Agreement ($35,000,000 US Revolving Loan Facility, $10,000,000 Canadian Revolving Loan Facility, $5,000,000 UK Revolving Loan Facility and $50,000,000 Term Loan Facility) dated as of March 16, 2001 among NATCO Group Inc., NATCO Canada, Ltd., Axsia Group Limited, The Chase Manhattan Bank, Royal Bank of Canada, Chase Manhattan International Limited, Bank One, N.A. (Main Office Chicago, Illinois), Wells Fargo Bank Texas, National Association, JP Morgan, a Division of Chase Securities, Inc., and the other lenders now or hereafter Parties hereto (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2000).

10.10

—First Amendment to Loan Agreement ($35,000,000 US Revolving Loan Facility, $10,000,000 Canadian Revolving Loan Facility, $5,000,000 UK Revolving Loan Facility and $50,000,000 Term Loan Facility) dated as of March 16, 2001 among NATCO Group Inc., NATCO Canada, Ltd., Axsia Group Limited, The Chase Manhattan Bank, Royal Bank of Canada, Chase Manhattan International Limited, Bank One, N.A. (Main Office Chicago, Illinois), Wells Fargo Bank Texas, National Association, JP Morgan, a Division of Chase Securities, Inc., and the other lenders now or hereafter Parties hereto (incorporated. by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.11

—Second Amendment to Loan Agreement ($35,000,000 US Revolving Loan Facility, $10,000,000 Canadian Revolving Loan Facility, $5,000,000 UK Revolving Loan Facility and $50,000,000 Term Loan Facility) dated as of March 16, 2001 among NATCO Group Inc., NATCO Canada, Ltd., Axsia Group Limited, The Chase Manhattan Bank, Royal Bank of Canada, Chase Manhattan International Limited, Bank One, N.A. (Main Office Chicago, Illinois), Wells Fargo Bank Texas, National Association, JP Morgan, a Division of Chase Securities, Inc., and the other lenders now or hereafter Parties hereto (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.12

—Third Amendment to Loan Agreement ($35,000,000 US Revolving Loan Facility, $10,000,000 Canadian Revolving Loan Facility, $5,000,000 UK Revolving Loan Facility and $50,000,000 Term Loan Facility) dated as of July 31, 2003, but effective April 1, 2003, among NATCO Group Inc., NATCO Canada, Ltd., Axsia Group Limited, JPMorgan Chase Bank (successor in interest to The Chase Manhattan Bank), acting as agent for the US Lenders, Royal Bank of Canada, acting as agent for the Canadian Lenders, and J.P. Morgan Europe Limited, acting as agent for the UK Lenders (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.13[1]

—Second Amended Single Installment Note Between Nathaniel A. Gregory and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.14[1]

—Amended Single Installment Note Between Nathaniel Gregory and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.15[1]

—Amended Single Installment Note Between Nathaniel Gregory and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

Exhibit Number	Description

10.16[1]

—Amended Single Installment Note Between Nathaniel Gregory and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.17[1]

—Amended Single Installment Note Between Patrick M. McCarthy and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.18[1]

—Employment Agreement dated December 11, 2002, between Nathaniel A. Gregory and NATCO Group Inc. (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.19[1]

—Employment Agreement dated December 11, 2002, between Patrick M. McCarthy and NATCO Group Inc. (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.20[1]

—Senior Management Change in Control Agreement dated December 11, 2002, between Robert A. Curcio and NATCO Group Inc. (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.21[1]

—Senior Management Change in Control Agreement dated December 11, 2002, between Richard D. Peters and NATCO Group Inc. (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.22[1]

—Senior Management Change in Control Agreement dated December 11, 2002, between Charles Frank Smith and NATCO Group Inc. (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.23[1]

—Senior Management Change in Control Agreement dated December 11, 2002, between David R. Volz, Jr. and NATCO Group Inc. (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.24[1]

—Senior Management Change in Control Agreement dated December 11, 2002, between Joseph H. Wilson and NATCO Group Inc. (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.25[1]	—Amendment of Directors Compensation Plan (incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.26[1]

—Senior Management Change in Control Agreement date October 7, 2003, between Katherine P. Ellis and NATCO Group Inc. (incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.27[1]

—Senior Management Change in Control Agreement dated October 7, 2003, between Richard W. FitzGerald and NATCO Group Inc. (incorporated by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.28

—Second Extension Agreement and Extension Agreement for the Second Amended and Restated Service and Reimbursement Agreement between Capricorn Management, G.P. and NATCO Group Inc. (incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.29

—Loan Agreement ($20,000,000 US Revolving Loan Facility, $5,000,000 Canadian Revolving Loan Facility, $10,000,000 UK Revolving Loan Facility and $45,000,000 Term Loan Facility) dated as of March 15, 2004 among NATCO Group, Inc., as US Borrower, NATCO Canada, Ltd., as Canadian Borrower, Axsia Group Limited, as UK Borrower, Wells Fargo Bank, National Association, as US Agent and Co-Lead Arranger, HSBC Bank Canada, as Syndications Agent and as Co-Lead Arranger and the other Lenders now or hereafter parties thereto (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit Number	Description

10.30

—International Revolving Credit Agreement entered into as of July 23, 2004 among NATCO Group Inc, National Tank Company and Total Engineering Services Team, Inc., and Wells Fargo HSBC Trade Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.31

—International Security Agreement dated as of July 23, 2004, by and among NATCO Group Inc, National Tank Company and Total Engineering Services Team, Inc., and Wells Fargo HSBC Trade Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.32[1]	—Separation Agreement between the Company and Nathaniel A. Gregory dated July 28, 2004. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed July 29, 2004).

10.33[1]

—Executive Employment Agreement between NATCO Group Inc. and John U. Clarke dated as of December 7, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed December 9, 2004).

10.34[1]

—Amendment No. 1 to Employment Agreement dated as of September 30, 2004 between NATCO Group Inc. and Patrick M. McCarthy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.35[1]

—Form of Amendment No. 1 to Senior Management Change in Control Agreement entered into between NATCO Group Inc. and the executive officers specified in the form (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.36[1]

—Amendment to Separation Agreement dated October, 2004 entered into between NATCO Group Inc. and Nathaniel A. Gregory (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.37

—First Amendment to Loan Agreement effective as of March 15, 2004 by and among NATCO Group Inc., NATCO Canada, Ltd. and Axsia Group Limited, as Borrowers, and the lenders thereto, Wells Fargo Bank, National Association, as US agent, HSBC Bank Canada, as Canadian agent, and HSBC Bank PLC, as UK agent (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.38[1,2]	—Form of Non-employee Directors Restricted Stock Agreement.

10.39[1,2]	—Form of Restricted Stock Agreement entered into between NATCO Group Inc. and certain executive officers on September 9, 2004 and December 7, 2004

10.40[1,2]	—Restricted Stock Agreement between NATCO Group Inc. and John U. Clarke dated September 7, 2004

10.41[1,2]	—Restricted Stock Agreement between NATCO Group Inc. and John U. Clarke dated January 5, 2005

10.42[1,2]	—Restricted Stock Agreement between NATCO Group Inc. and John U. Clarke dated January 5, 2005

10.43[1,2]	—Supplemental Severance Pay Plan and Summary Plan Description for Exempt Employees

21.1[2]	—List of Subsidiaries.

23.1[3]	—Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description

31.1[2]	—Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 USC. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[2]	—Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 USC. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[3]	—Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 USC. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Management contracts or compensatory plans or arrangements.
[2]	Included with this annual report.
[3]	To be filed by amendment.