Form 10-Q
period 2005-03-31
NATCO GROUP INC
filed 2005-05-10
CIK 1057693

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-15603

NATCO Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2906892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2950 North Loop West 7th Floor Houston, Texas	77092
(Address of principal executive offices)	(Zip Code)

713-683-9292

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 30, 2005, $0.01 par value per share, 16,179,210 shares

NATCO GROUP INC.

FORM 10-Q

For the Quarter Ended March 31, 2005

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NATCO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,288	$2,194
Trade accounts receivable, less allowance for doubtful accounts of $1,266 and $1,229 as of March 31, 2005 and December 31, 2004 respectively	87,728	83,556
Inventories	37,410	38,639
Deferred income tax assets, net	3,454	3,395
Income taxes receivable	168	—
Prepaid expenses and other current assets	3,791	3,901

Total current assets	133,839	131,685
Property, plant and equipment, net	35,002	35,917
Goodwill, net	80,641	80,676
Deferred income tax assets, net	2,853	3,216
Other assets, net	1,049	1,083

Total assets	$253,384	$252,577

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$6,526	$6,526
Accounts payable	43,242	45,373
Accrued expenses and other	26,940	27,840
Customer advances	11,093	10,453
Income taxes payable	1,216	1,425

Total current liabilities	89,017	91,617
Long-term debt, excluding current installments	38,192	38,935
Long-term deferred tax liabilities	441	387
Postretirement benefits and other long-term liabilities	11,052	11,226

Total liabilities	138,702	142,165

Series B redeemable convertible preferred stock (aggregate redemption value of $15,000), $.01 par value. 15,000 shares authorized, issued and outstanding (net of issuance costs)	14,222	14,222

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares (of which 500,000 are designated as Series A and 15,000 are designated as Series B); no shares issued and outstanding (except Series B shares above)	—	—
Series A preferred stock, $.01 par value. Authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 16,174,334 and 15,890,534 shares as of March 31, 2005 and December 31, 2004, respectively	159	158
Additional paid-in capital	97,365	97,044
Accumulated earnings	9,729	7,229
Treasury stock, 569,019 and 852,819 shares at cost as of March 31, 2005 and December 31, 2004, respectively	(6,759)	(8,335)
Accumulated other comprehensive loss (gain)	(34)	94

Total stockholders’ equity	100,460	96,190

Commitments and contingencies	—	—
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$253,384	$252,577

See accompanying notes to unaudited condensed consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues	$88,656	$71,984
Cost of goods sold	67,371	55,169

Gross profit	21,285	16,815
Selling, general and administrative expense	14,190	13,295
Depreciation and amortization expense	1,323	1,374
Interest expense	1,015	935
Write-off of unamortized loan costs	—	667
Interest cost on postretirement benefit liability	210	225
Interest income	(52)	(62)
Other, net	(38)	454

Income (loss) before income taxes	4,637	(73)
Income tax provision (benefit)	1,762	(29)

Net income (loss)	$2,875	$(44)
Preferred stock dividends	375	375

Net income (loss) allocable to common stockholders	$2,500	$(419)

Earnings (loss) per share—basic:
Net income (loss)	$0.16	$(0.03)

Earnings (loss) per share—diluted:
Net income (loss)	$0.16	$(0.03)

Basic weighted average number of shares of common stock outstanding	15,816	15,908
Diluted weighted average number of shares of common stock outstanding	16,042	15,908

See accompanying notes to unaudited condensed consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,875	$(44)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax expense	359	129
Depreciation and amortization expense	1,323	1,374
Non-cash interest income	—	(37)
Non-cash interest expense	140	166
Write-off of unamortized loan costs	—	667
Tax benefit of stock options exercised	222	66
Revaluation of warrants	204	(33)
Interest cost on postretirement benefit liability	210	225
Restricted stock expense	119	7
(Gain)/loss on the sale of property, plant and equipment	(388)	5
Change in assets and liabilities:
Increase in trade accounts receivable	(4,665)	(21)
(Increase) decrease in inventories	1,189	(875)
Increase in prepaid expense and other current assets	(2)	(763)
Increase in long-term assets	(12)	(67)
Decrease in accounts payable	(2,224)	(3,849)
Increase in accrued expenses and other	1,454	2,230
Increase in customer advances	658	396

Net cash provided by (used in) operating activities	1,462	(424)

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(880)	(839)
Proceeds from the sale of property, plant and equipment	962	60

Net cash provided by (used in) investing activities	82	(779)

Cash flows from financing activities:
Net repayments under long-term revolving credit facilities	—	(10,134)
Repayments of long-term debt	(1,631)	(30,774)
Borrowings of long-term debt	889	45,000
Issuance of common stock, net	1,554	359
Deferred financing fees	(105)	(684)
Change in bank overdrafts	(2,794)	(304)
Net payments on postretirement benefit liability	(388)	(504)

Net cash provided by (used in) financing activities	(2,475)	2,959

Effect of exchange rate changes on cash and cash equivalents	25	(489)

Increase (decrease) in cash and cash equivalents	(906)	1,267
Cash and cash equivalents at beginning of period	2,194	1,751

Cash and cash equivalents at end of period	$1,288	$3,018

Cash payments for:
Interest	$685	$419
Income taxes	$1,388	$95

See accompanying notes to unaudited condensed consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying condensed consolidated interim financial statements and related disclosures are unaudited and have been prepared by NATCO Group Inc. pursuant to accounting principles generally accepted in the United States (“US GAAP”) for interim consolidated financial statements and the rules and regulations of the Securities and Exchange Commission. As permitted by these regulations, certain information and footnote disclosures that would typically be required in financial statements prepared in accordance with US GAAP principles have been condensed or omitted. However, the Company’s management believes that these statements reflect all the normal recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented, so that these interim financial statements are not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filing for the year ended December 31, 2004.

To prepare financial statements in accordance with generally accepted accounting principles, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses incurred during the reporting period. Actual results could differ from those estimates. Furthermore, certain reclassifications have been made to fiscal year 2004 amounts in order to present these results on a comparable basis with amounts for fiscal year 2005. These reclassifications had no impact on net income.

References to “NATCO” and “the Company” are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

(2) Employee Stock Options

The Company accounts for its employee stock option plans by applying the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 allows entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. If entities continue to apply the provision of APB Opinion No. 25, pro forma net income and earnings per share disclosures are required for all employee stock option grants made in 1995 and subsequent years, as if the fair value-based method defined in SFAS No. 123 had been applied. SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to FASB Statement No. 123,” issued in December 2002, provided alternative methods to transition to the fair value method of accounting for stock-based compensation, on a volunteer basis, and required additional disclosures at annual and interim reporting dates. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosures required by SFAS No. 123. In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This amendment requires expensing of stock options and other share-based payments and supercedes SFAS No. 123 which allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as unvested portion of prior awards. The Company will adopt the standard as of the effective date. The Company is currently evaluating the total effect on the financial statements and the method to use when valuing stock options.

The Company determines pro forma net income and earnings per share by applying the Black-Scholes Single Option—Reduced Term valuation method. This valuation model requires management to make highly subjective assumptions about the volatility of NATCO’s common stock, the expected term of outstanding stock options, the Company’s risk-free interest rate and expected dividend payments during the contractual life of the options. The following table summarizes these pro forma net earnings and earnings per share amounts for the three-month periods ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
	(unaudited; in thousands, except per share amounts)
Net income (loss) allocable to common stockholders — as reported	$2,500	$(419)
Add: Restricted stock expense, net of related tax effects	75	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(142)	(151)

Pro forma income (loss)	$2,433	$(570)

Earnings (Loss) per share:
Basic — as reported	$0.16	$(0.03)
Basic — pro forma	$0.15	$(0.04)

Diluted — as reported	$0.16	$(0.03)
Diluted — pro forma	$0.15	$(0.04)

(3) Warrants

On March 25, 2003, the Company issued 15,000 shares of Series B Convertible Preferred Stock and warrants to purchase 248,800 shares of NATCO’s common stock to Lime Rock Partners II, L.P. The warrants have an exercise price of $10.00 per share of common stock and expire on March 25, 2006. The Company can force the exercise of the warrants if NATCO’s common stock trades above $13.50 per share for 30 consecutive days. The warrants contain a provision whereby the holder could require the Company to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The Company recorded the resulting liability of $99,000 as of the issuance date. The Company adjusted this liability to $400,000 as of March 31, 2005, from $196,000 at December 31, 2004 as a result of the change in the fair value of the warrants. The Company recorded an expense of $204,000 for the quarter ended March 31, 2005 and a gain of $33,000 for the quarter ended March 31, 2004. Similarly, changes in fair value in future periods will be recorded in net income during the period of the change.

(4) Earnings (Loss) per Share

The Company computed basic earnings per share by dividing net income allocable to common stockholders by the weighted average number of shares outstanding for the period. Net income allocable to common stockholders at March 31, 2005, represented net income less preferred stock dividends accrued. The Company determined diluted earnings per common and potential common share at March 31, 2005, as net income allocable to common stockholders divided by the weighted average number of shares outstanding for the period, after applying the “if-converted” method to determine any incremental shares associated with convertible preferred stock, warrants and restricted stock outstanding. The effect of such incremental shares was 47,310 shares at March 31, 2005. These shares were considered common and potential common shares for purposes of calculating earnings per share at March 31, 2005, in accordance with SFAS No. 128, “Earnings per Share.” Outstanding employee stock options were considered potential common shares for purposes of this calculation. The potential common shares related to employee stock options were 179,349 for the three-month period ended March 31, 2005. If anti-dilutive shares were included for the quarter ended March 31, 2005, the impact would have been a reduction of 34,574 shares. For the three months ended March 31, 2004, all potential common shares related to employee stock options were considered anti-dilutive as the Company recorded a net loss allocable to common shareholders during the period. Anti-dilutive stock options were excluded from the calculation of potential common shares. If anti-dilutive shares were included in the calculation for the three-month period ended March 31, 2004, the impact would have been a reduction of 321,385 shares. The following table presents the computation of basic and diluted earnings (loss) per common and potential common share for the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(unaudited, in thousands, except per share amounts)
Net income (loss)	$2,875			$(44)
Less: Preferred stock dividends accrued and paid	(375)			(375)

Basic EPS:
Income (loss) allocable to common stockholders	$2,500	15,816	$0.16	$(419)	15,908	$(0.03)

Effect of dilutive securities:
Stock options, warrants and restricted stock	—	226		—	—

Diluted EPS:
Income (loss) allocable to common stockholders	$2,500	16,042	$0.16	$(419)	15,908	$(0.03)

(5) Inventories

Inventories consisted of the following amounts:

	March 31, 2005	December 31, 2004
	(unaudited)
	(in thousands)
Finished goods	$12,016	$14,056
Work-in-process	12,410	9,887
Raw materials and supplies	17,449	19,116

Inventories at FIFO	41,875	43,059
Excess of FIFO over LIFO cost	(4,465)	(4,420)

	$37,410	$38,639

(6) Costs and Estimated Earnings on Uncompleted Contracts

Cost and estimated earnings on uncompleted contracts were as follows:

	March 31, 2005	December 31, 2004
	(unaudited)
	(in thousands)
Cost incurred on uncompleted contracts	$66,508	$98,328
Estimated earnings	17,217	22,947

	83,725	121,275
Less billings to date	73,341	110,976

	$10,384	$10,299

Included in the accompanying balance sheet under the captions:
Trade accounts receivable	$18,236	$19,396
Customer advances	(7,852)	(9,097)

	$10,384	$10,299

(7) Closure, Severance and Other

In December 2004, the Company recorded severance expense of $1.3 million related to the restructuring plan which included involuntary termination of certain administrative and operating personnel in the UK and Canada. The Company recorded facility closure costs of $42,000, a gain on foreign exchange of $15,000 and made payments of $515,000 in the first quarter of 2005 related to this plan. The Company also recorded a gain of $388,000 on the sale of a facility in the UK during the quarter ended March 31, 2005. At March 31, 2005, the Company had a liability of approximately $819,000 related to this matter.

In September 2004, the Company recorded severance expense of $210,000 related to staff reductions in Oil & Water Technologies segment. As of March 31, 2005, the Company had a $39,000 liability related to this matter.

On July 28, 2004, the Company entered into a Separation Agreement with Mr. Nathaniel A. Gregory, then the Company’s CEO, pursuant to which Mr. Gregory stepped down as Chairman of the Board of Directors on that date and agreed to resign from the Company on September 7, 2004. The Company recorded expense of approximately $2.5 million related to (1) severance payments (2) continuation of Mr. Gregory’s welfare benefits for a period of 36 months following separation, (3) extending the exercise dates for Mr. Gregory’s outstanding options to 18 months following the separation date for which the Company recorded approximately $62,000 for stock based employee compensation expense, (4) payment of certain of his attorneys’ fees in connection with the Separation Agreement, and (6) reimbursement of certain moving expenses. The Company has paid $2.4 million of this amount through March 31, 2005. As of March 31, 2005, the Company had a liability of $101,000 related to the separation agreement.

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

In June 2004, the Company recorded and paid severance expense of $111,000 primarily associated with staff reductions in the Automation & Controls segment and a subsidiary within the Oil & Water Technologies segment.

In December 2003, the Company’s management approved additional restructuring costs including a plan to close a location in Singapore and recorded closure and other expense of $692,000, of which $515,000 related to severance, $35,000 related to the termination of a lease arrangement and $142,000 related to employee relocation. The Company had no liability related to this restructuring plan as of March 31, 2005, and does not expect to incur additional costs related to this office closure in 2005.

In September 2003, the Company recorded expenses of $722,000 associated with a management-approved restructuring plan, which included the involuntary termination of certain administrative and operating personnel in connection with the closure of a manufacturing facility in Covington, Louisiana, at the Company’s corporate headquarters, at the Company’s research and development facility in Tulsa, Oklahoma, and related to the consolidation of operations in the UK. Of the total expense recognized under this restructuring plan, $640,000 related to post-employment benefits, which were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Post-employment Benefits, an amendment of FASB Statements No. 5 and 43,” and $82,000 related to consultant’s fees, equipment moving costs and employee relocations, which were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the year ended December 31, 2004, the Company incurred an additional $51,000 of expense related to this restructuring plan, offset by accrual reversals as a result of changes in the assessment of liability under this plan totaling $77,000, resulting in an increase in net income of $26,000 for the year ended December 31, 2004. The Company had a liability of $44,000 related to this restructuring plan as of March 31, 2005 and does not expect to incur additional costs in 2005.

Following is a summary of closure, severance and other expense included in Other, net:

	For the three months ended March 31,
	2005	2004
	(in thousands)
Severance	$42	$—
Leasehold termination	—	—
Contract expenses and other	—	—

	$42	$—

A roll forward of the Company’s accrued closure, severance and other costs as of March 31, 2005 and December 31, 2004, follows (in thousands):

Balance at December 31, 2004	$1,547

Payments	(571)
Severance	42
Leasehold termination	—
Other (1)	(15)

Balance at March 31, 2005	$1,003

(1)	Foreign exchange impact of $(15,000).

The estimated payment of this liability at March 31, 2005 is $725,000 in 2005, $265,000 in 2006 and $13,000 in 2007.

(8) Long-Term Debt

The Company had the following consolidated borrowings as of the date indicated:

	March 31, 2005	December 31, 2004
	(unaudited)
	(in thousands, except percentages)
Bank debt
2004 term loan with variable interest rate (5.38% to 5.94% at March 31, 2005) and quarterly payments of principal ($1,607) and interest, due March 31,2007	$38,571	$40,179
2004 revolving credit bank loans with variable interest rate (5.48% - 6.25% at March 31, 2005) and quarterly interest payments, due March 31, 2007	4,979	4,090
Promissory note with variable interest rate (6.02% at March 31, 2005) and quarterly payments of principal ($24) and interest, due February 8, 2007	1,168	1,192
Revolving credit bank loans (export sales facility) with variable interest rate and monthly interest payments, due March 31, 2007	—	—

Total	$44,718	$45,461
Less current installments	(6,526)	(6,526)

Long-term debt	$38,192	$38,935

On July 23, 2004, the Company and two of its subsidiaries entered into an international revolving credit agreement with Wells Fargo HSBC Trade Bank, N.A. providing for loans of up to $10 million, subject to borrowing base limitations. This working capital facility for export sales is secured by specific project inventory and receivables, as well as certain other inventory, accounts receivable and equipment, and is partially guaranteed by the US Export-Import Bank. Loans under this facility mature on March 31, 2007, and bear interest at either (1) a Base Rate, as defined in the agreement, less 0.25% or (2) the London Interbank Offered Rate (“LIBOR”) plus 2.00%, at the Company’s election. This facility replaced a similar export sales credit facility that terminated on July 23, 2004. Letters of credit outstanding under this facility as of March 31, 2005 were $5.2 million. This facility had fees related to letters of credit of approximately 1.00% of the outstanding balance for the period January 1, 2005 to March 31, 2005.

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

The 2004 term loan and revolving facilities agreement provides for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility (“EBITDA”), and ranging from, at the Company’s election, (1) a high of LIBOR plus 2.75% to a low of LIBOR plus 2.00% or (2) a high of a base rate plus 1.75% to a low of a base rate plus 1.00%. The Company will pay commitment fees related to this agreement on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which were calculated at 0.50% at March 31, 2005.

Borrowings of $38.6 million were outstanding under the term loan portion of the 2004 term loan and revolving credit facilities at March 31, 2005, and bore interest at an average rate of 5.90%. Borrowings outstanding under the revolving credit portion of the 2004 term loan and revolving credit facility at March 31, 2005 were $5.0 million and bore interest at rates between 5.48% and 6.25%. The Company had letters of credit outstanding under these revolving facilities of $18.7 million. Fees related to these letters of credit were approximately 2.50% of the outstanding balance at March 31, 2005. These letters of credit support contract performance and warranties and expire at various dates through February 2008.

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

The Company paid commitment fees of 0.50% for the quarter ended March 31, 2005 on the undrawn portion of the revolving credit facilities of the 2004 term loan and revolving credit facilities.

The 2004 term loan and revolving facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio and impose a minimum net worth requirement. In March 2005, the Company’s lenders approved an amendment of various provisions of the 2004 term loan and revolving facilities effective January 1, 2005. This amendment revised certain restrictive debt covenants, modified certain defined terms and changes the submission of financial statements to the lenders to more closely reflect the current SEC requirements for furnishing financial information. On March 31, 2005, the Company was in compliance with all restrictive debt covenants under its loan agreements.

With respect to the 2004 term loan and revolving credit facilities, NATCO has agreed that it will not make any distributions of any property or cash to the Company or its stockholders except dividends required under the Series B Preferred Stock provisions. No dividends were declared or paid to common stockholders during the quarter ended March 31, 2005. Dividends of $375,000 related to the Series B Preferred Stock were accrued during the quarter ended March 31, 2005.

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

On February 6, 2002, the Company borrowed $1.5 million under a long-term promissory note to finance the purchase of a manufacturing facility in Magnolia, Texas. This note accrues interest at the 90-day LIBOR plus 3.25%, and requires quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002, with a final balloon payment due February 2007. The outstanding balance of this note was $1.2 million at March 31, 2005 and bore interest at 6.02%. This promissory note is collateralized by the manufacturing facility in Magnolia, Texas.

The Company previously maintained a working capital facility for export sales that provided for aggregate borrowings of $10.0 million, subject to borrowing base limitations, which matured on July 23, 2004 and was replaced by a similar facility on that date, which expires on March 31, 2007. The export sales credit facility was secured by specific project inventory and receivables, and was partially guaranteed by the US Export-Import Bank. The Company had fees related to letters of credit under this facility, which were approximately 1% of the outstanding balance for the period from January 1, 2004 to July 23, 2004.

The Company also had unsecured letters of credit and bonds totaling $382,000 and guarantees totaling $23.9 million at March 31, 2005.

(9) Income Taxes

NATCO’s effective income tax rate for the three months ended March 31, 2005 was 38%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials, losses in foreign subsidiaries, changes in valuation allowances recorded and certain permanent book-to-tax differences. There are certain prior tax returns currently under review by taxing authorities. Although we believe we have adequately provided for income taxes, the ultimate outcome may differ from the amounts recorded in our financial statements. Such determinations could materially affect our financial results in that period or such periods for which such determination is made.

(10) Business Segments

NATCO restructured its organization effective as of January 1, 2005 in order to improve our execution and customer focus. NATCO allocates corporate and other expenses to each of the business segments. This allocation is based on headcount, total assets, revenues and bookings. Corporate assets are allocated to the segments based on the total assets of the segment. The new reporting units are Oil & Water Technologies, Gas Technologies and Automation & Controls.

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

The accounting policies of the reportable segments were consistent with the policies used to prepare the Company’s condensed consolidated financial statements for the respective periods presented. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, closure and other, write-off of unamortized loan costs, other, net and accounting changes.

Certain segment amounts previously reported for the three months ended March 31, 2004 have been reclassified to conform to the presentation of segment amounts reported for the three months ended March 31, 2005.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

	Oil & Water Technologies	Gas Technologies	Automation & Control	Eliminations	Total
	(unaudited, in thousands)
Three Months Ended March 31, 2005
Revenues from unaffiliated customers	$66,714	$7,897	$14,045	—	$88,656
Inter-segment revenues	291	—	1,107	$(1,398)	—
Segment profit	1,430	4,065	1,600	—	7,095
Total assets	187,656	42,497	23,231	—	253,384
Capital expenditures	698	6	176	—	880
Depreciation and amortization	685	551	87	—	1,323
Three Months Ended March 31, 2004
Revenues from unaffiliated customers	$54,346	$6,824	$10,814	—	$71,984
Inter-segment revenues	229	—	804	$(1,033)	—
Segment profit	241	3,118	161	—	3,520
Total assets	174,541	46,497	19,401	—	240,439
Capital expenditures	786	6	47	—	839
Depreciation and amortization	732	540	102	—	1,374

The following table reconciles total segment profit to net income (loss):

	Three Months Ended March 31,
	2005	2004
	(unaudited, in thousands)
Total segment profit	$7,095	$3,520
Net interest expense	1,173	1,098
Depreciation and amortization	1,323	1,374
Write-off of unamortized loan costs	—	667
Other, net	(38)	454

Net income (loss) before income taxes	4,637	(73)
Income tax provision (benefit)	1,762	(29)

Net income (loss)	$2,875	$(44)

The Company’s geographic data for total assets for continuing operations for the quarters ended March 31, 2005 and 2004 were as follows:

	United States	Canada	United Kingdom	Other	Consolidated
March 31, 2005
Total assets	$152,398	$26,369	$70,541	$4,076	$253,384
March 31, 2004
Total assets	$139,887	$19,596	$75,135	$5,821	$240,439

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

The following table summarizes the components of net periodic benefit cost under the Company’s postretirement benefit plan as of March 31, 2005 and 2004, respectively:

	Three Months Ended March 31,
	2005	2004
	(unaudited, in thousands)
Unrecognized prior service cost	$(177)	$(146)
Interest cost	210	221
Unrecognized loss	177	150

Net periodic benefit cost	$210	$225

During the three months ended March 31, 2005, there were no significant modifications or changes to the level of contributions provided to the plan by the Company or the plan participants.

(12) Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets with indefinite lives, including goodwill, on an impairment basis, while intangible assets with a defined term, such as patents, are amortized over the useful life of the asset.

Intangible assets subject to amortization as of March 31, 2005 and 2004 were:

	As of March 31, 2005		As of March 31, 2004
Type of Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited, in thousands)
Deferred financing fees	$1,100	$395	$684	$10
Patents	183	59	164	40
Other	308	89	534	286

Total	$1,591	$543	$1,382	$336

Amortization and interest expense of $157,000 and $181,000 were recognized related to these assets for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2004, the Company recorded expense of $667,000 related to the write-off of deferred financing fees, resulting from the retirement of the 2001 term loan and revolving credit facilities. See Note 8, Long-Term Debt. The estimated aggregate amortization and interest expense for these assets for each of the following five fiscal years is: 2005—$376,000; 2006—$395,000; 2007—$125,000; 2008—$30,000; and 2009—$30,000. For segment reporting purposes, these intangible assets and the related amortization expense were allocated to each segment.

Net goodwill of $80.6 million was the Company’s only intangible asset that did not require periodic amortization as of March 31, 2005. The decrease of $33,000 in the value of goodwill during the three months ended March 31, 2005 related entirely to currency exchange rate fluctuations.

In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2004, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the three months ended March 31, 2005, as management noted no indications of goodwill impairment.

(13) Litigation

Magnum Transcontinental Corp. Arbitration and Petroserv, S.A. v. National Tank Company, 165th Jud. Dist. Ct., Harris Co., TX (Cause No. 200418769). These matters stemmed from an agreement among NATCO Group, Magnum Transcontinental Corporation, the US procurement arm and Petroserv S.A., and Zephyr Offshore, Inc., a Petroserv subsidiary, to manufacture and install a processing plant on a Petroserv rig, and Petroserv’s agency agreement with NATCO for certain projects in Brazil. NATCO claimed Magnum owed it $418,990 under the plant manufacturing agreement for additional work performed in excess of the days agreed in the contract. NATCO submitted the matter to binding American Arbitration Association arbitration on October 29, 2003. In the arbitration, Magnum originally counter-claimed for $4,685,000, alleging breach of contract. Magnum amended its answer and counter-claim in the arbitration on July 16, 2004, reducing its total amount claimed to $1,304,000. At an arbitration hearing held in October 2004, Magnum further reduced its counter claim by $570,000. On February 11, 2005, the arbitrator awarded NATCO the full amount of its claim, plus interest, and granted Magnum a total of $58,000 on its counterclaim. Neither party appealed the arbitrator’s determination within the period provided and Magnum paid NATCO approximately $410,000 on March 24, 2005.

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

Jose Corona, Individually and as Personal Representative of the Estate of Noe Corona, Sr., et al. v. NATCO Group Inc. and Jaime Liendo, 381st Judicial District Court, Starr County, Texas (Cause No. DC-04-175). This lawsuit, filed in 2004, arose from a 2003 automobile accident involving an employee of one of our subsidiaries and Noe Corona, Sr., who died from injuries sustained in the accident. The original filing did not specify damages. Mediation was conducted on March 30, 2005, with no success. Plaintiffs amended the filing on April 15, 2005 to plead damages of up to $30 million related to mental anguish, grief, bereavement, loss of society, companionship, damage to the familial relationship, and loss of care, counseling, and guidance allegedly suffered by six surviving adult children, as well as funeral and medical expenses and pain and suffering of Noe Corona. Trial of this matter is set for June 6, 2005, in Rio Grande City, Texas. The Company denies any liability for the accident and intends to vigorously defend this matter.

The Company and its subsidiaries are defendants or otherwise involved in a number of other legal proceedings in the ordinary course of business. While the Company insures against the risk of these proceedings, including the Corona matter, to the extent deemed prudent by management, NATCO can offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to business activities. While the Company cannot predict the outcome of any legal proceedings with certainty, in the opinion of management, ultimate liability with respect to these pending lawsuits, including the Corona matter, is not expected to have a significant or material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

(14) Recent Accounting Pronouncements

In May 2004, the FASB issued FSP FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This pronouncement requires the Company to determine whether or not the benefit provided is “actuarially equivalent” to the Medicare prescription drug-benefit. If the benefit provided is actuarially equivalent and the subsidy is deemed a significant event, the Company is required to account for the federal subsidy attributable to past services as an actuarial gain under SFAS No. 106 and to reduce the accumulated post retirement benefit obligation. For the portion of the federal subsidy attributable to current or future service, the Company is required to reduce net periodic post-retirement benefit cost while the employee provides the service. This pronouncement became effective for interim or annual reporting periods beginning after June 15, 2004. The Company adopted this pronouncement on June 30, 2004. The required disclosures have been incorporated into Note 13, Pension and Other Postretirement Benefits, of the notes to our Consolidated Financial Statements reported in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This amendment requires expensing of stock options and other share-based payments and supercedes SFAS No. 123 which allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of January 1, 2006 and will apply to all awards granted modified, cancelled or repurchased after that date as well as unvested portion of prior awards. The Company will adopt the standard as of the effective date. The Company expects to record additional compensation expense at that time.

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

In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Jobs Creation Act”). The Jobs Creation Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our US tax return. We do not expect that this deduction will have a significant impact on our effective tax rate in current or future years. FSP 109-1 became effective as of January 1, 2005.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Creation Act on a company’s income tax expense and deferred tax liability. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have not yet decided on whether, and to what extent, we might elect to repatriate foreign earnings under the provisions in the Jobs Creation Act. Any such repatriation under the Jobs Creation Act must occur by December 31, 2005. Accordingly, our consolidated financial statements do not reflect a provision for taxes related to this election. The maximum amount we could elect to repatriate at this time is approximately $1.0 million. Our evaluation of the effect if the election is made is expected to be completed by the end of the second quarter of 2005.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt the standard as of the effective date and does not expect the adoption of FIN 47 to have a material effect on the Company’s financial position or results of operations for the year ended December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this document include, but are not limited to, discussions regarding indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company’s results of operations (see “—Industry and Business Environment”), future uses of and requirements for financial resources (see “—Liquidity and Capital Resources”), and backlog levels in 2005 (see “—Liquidity and Capital Resources”). Our expectations about our business outlook, customer spending, oil and gas prices, our business environment and that of the industry in general are only our expectations regarding these matters. Actual results may differ materially from those expressed in the forward-looking statements for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of OPEC, conflict involving the United States or in major petroleum producing or consuming regions, acts of terrorism, the development of technology that could lower overall finding and development costs, weather patterns and the overall condition of capital and equity markets for countries in which we operate.

The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers also are urged to review and consider carefully the various disclosures advising interested parties of the factors that affect our business, including but not limited to, the disclosures made under the caption “Risk Factors” and the other factors and risks discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2004, and in subsequent reports filed with the Securities and Exchange Commission. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

As a result of these changes and others, we expect to benefit from greater efficiencies and revenue growth while immediately pursuing cost reduction initiatives designed to reduce expenses by at least $10 million over the next 12-18 months, half of which are expected to be realized in 2005. These initiatives include:

•	The strategic repositioning of our UK-based subsidiary, Axsia—part of the Oil & Water Technologies group following the restructuring—and efficiency gains due to better integration of Axsia’s engineering capabilities with those of NATCO’s Houston-based engineering group. Approximately 50 positions have been eliminated from the Axsia organization through the end of the first quarter as part of this effort. As a result, we expect to be better positioned to service expanding markets in Russia, the Middle East, Latin America, Africa and Asia.

•	Rationalization of our manufacturing assets and North American branch network—both part of the Oil & Water Technologies group following the restructuring. Manufacturing efficiencies will be achieved at our primary manufacturing facilities and elsewhere through the application of lean management techniques designed to eliminate excess manufacturing capacity, increase capacity utilization and improve productivity.

•	A reduction in operating expenses within the branch network will be accomplished through higher field personnel utilization rates and a general reduction of overhead costs. Additionally, we expect to achieve revenue enhancements from greater product pull through and the identification of new customer market sales opportunities.

•	A reduction in operating, interest and general and administrative expenses arising from improved procurement practices, inventory management, overhead reductions and working capital discipline.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make certain estimates and assumptions that affect the results reported in our condensed consolidated financial statements and accompanying notes. These estimates and assumptions are based on historical experience and on our future expectations that we believe to be reasonable under the circumstances. Note 2 to the consolidated financial statements filed in our Annual Report on Form 10-K/A for the year ended December 31, 2004, contains a summary of our significant accounting policies. We believe the following accounting policies are the most critical in the preparation of our condensed consolidated financial statements:

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

Impairment Testing: Goodwill. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill annually for impairment by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required by SFAS No. 142, we identify separate reportable units for purposes of this evaluation. In determining carrying value, we segregate assets and liabilities that, to the extent possible, are clearly identifiable by specific reportable unit. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reportable unit, are allocated in accordance with the standard. Fair value is determined by discounting projected future cash flows at our cost of capital rate, as calculated. The fair value is then compared to the carrying value of the reportable unit to determine whether or not impairment has occurred at the reportable unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit’s assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, we would record an impairment charge for that amount. Net goodwill was $80.6 million at March 31, 2005. The modest decrease in the value of goodwill for the three months ended March 31, 2005 related entirely to currency exchange rate fluctuations.

In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2004, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the quarter ended March 31, 2005, as management noted no indications of goodwill impairment.

Deferred Income Tax Assets: Valuation Allowance. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires us to provide a valuation allowance for any net deferred income tax assets we believe may not be utilized through future operations. We have a $258,000 valuation allowance related to the realizability of certain US tax attributes related to Axsia, a valuation allowance of $2.6 million related to Axsia’s UK operations, and another $199,000 related to other foreign operations. Based upon the level of historical taxable income and projected future taxable income over the periods to which our deferred tax assets are deductible in the US tax jurisdiction, we believe it is more likely than not we will realize the benefits of these deductible differences and carryforwards, net of the existing valuation allowances at March 31, 2005, in the US tax jurisdiction. However, the amount of the deferred tax asset considered realizable, and thus the amount of these valuation allowances, could change if future taxable income differs from our projections in the US tax jurisdiction. In our foreign tax jurisdictions we are not relying on projections of future taxable income to determine the realizability of our deductible differences and carryforwards.

Recent Accounting Pronouncements

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

In May 2004, the FASB issued FSP FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This pronouncement requires the Company to determine whether or not the benefit provided is “actuarially equivalent” to the Medicare prescription drug-benefit. If the benefit provided is actuarially equivalent and the subsidy is deemed a significant event, the Company is required to account for the federal subsidy attributable to past services as an actuarial gain under SFAS No. 106 and to reduce the accumulated post-retirement benefit obligation. For the portion of the federal subsidy attributable to current or future service, the Company is required to reduce net periodic post-retirement benefit cost while the employee provides the service. This pronouncement became effective for interim or annual reporting periods beginning after June 15, 2004. The Company adopted this pronouncement on June 30, 2004. The required disclosures have been incorporated into Note 13, Pension and Other Postretirement Benefits, of the notes to our Consolidated Financial Statements reported in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This amendment requires expensing of stock options and other share-based payments and supercedes SFAS No. 123 which allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of January 1, 2006 and will apply to all awards granted modified, cancelled or repurchased after that date as well as unvested portion of prior awards. The Company will adopt the standard as of the effective date. The Company expects to record additional compensation expense at that time.

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

In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Jobs Creation Act”). The Jobs Creation Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our US tax return. We do not expect that this deduction will have a significant impact on our effective tax rate in current or future years. FSP 109-1 became effective as of January 1, 2005.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Creation Act on a company’s income tax expense and deferred tax liability. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying

SFAS No. 109. We have not yet decided on whether, and to what extent, we might elect to repatriate foreign earnings under the provisions in the Jobs Creation Act. Any such repatriation under the Jobs Creation Act must occur by December 31, 2005. Accordingly, our consolidated financial statements do not reflect a provision for taxes related to this election. The maximum amount we could elect to repatriate at this time is approximately $1.0 million. Our evaluation of the effect if the election is made is expected to be completed by the end of the second quarter of 2005.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt the standard as of the effective date and does not expect the adoption of FIN 47 to have a material effect on the Company’s financial position or results of operations for the year ended December 31, 2005.

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

Historically, we have viewed operating rig counts as a benchmark of spending in the US oil and gas industry for exploration and development efforts. Our standard equipment sales and services business generally correlates to changes in rig activity, but tends to lag behind the North American rig count trend. From a longer-term perspective, the US Department of Energy projects that US demand for and consumption of petroleum and natural gas products will increase through 2025, with higher consumption rates expected worldwide, driven by demand for refined products and the use of natural gas to power plants that generate electricity. As demand grows and reserves in the United States decline, producers and service providers in the oil and gas industry may continue to rely more heavily on global sources of energy and expansion into new markets. The industry continues to seek more innovative and technologically efficient means to extract hydrocarbons from existing fields, as production profiles change. As a result, additional and more complex equipment may be required to produce oil and gas from these fields, especially since many new oil and gas fields produce lower quality or contaminated hydrocarbon streams, requiring more complex production equipment. In general, these trends should increase the demand for our products and services. The following table summarizes the prices of domestic crude oil per barrel and the wellhead prices of natural gas per thousand cubic feet (“mcf”) for the three months ended March 31, 2005 and 2004, as well as averages for the years ended December 31, 2004 and 2003, derived from published reports by the U.S. Department of Energy, and the rotary rig count, as published by Baker Hughes Incorporated.

	Three Months Ended March 31,		Year Ended December 31,
	2005	2004	2004	2003
Average price of crude oil per barrel in the U.S.	$49.78	$35.26	$41.47	$27.56
Average wellhead price of natural gas per mcf in the U.S.	$6.94	$5.22	$5.50	$4.97
Average U.S. rig count	1,279	1,119	1,190	1,030

At March 31, 2005, the spot price of West Texas Intermediate crude oil was $54.19 per barrel and the price of Henry Hub natural gas was $7.47 per million British thermal units, or mmbtu, per the Dow Jones Energy Service. These spot prices reflect the overall volatility of oil and gas commodity prices in the current and recent years. At March 31, 2005, the US rig count was 1,306 per Baker Hughes Incorporated.

The following discussion of our historical results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes.

Certain segment amounts previously reported for the three months ended March 31, 2004 have been reclassified to conform to the presentation of segment amounts reported for the three months ended March 31, 2005.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 (unaudited)

Revenues. Revenues of $88.7 million for the three months ended March 31, 2005 increased $16.7 million, or 23%, from $72.0 million for the three months ended March 31, 2004. The following table summarizes revenues by business segment for the three-month periods ended March 31, 2005 and 2004, respectively.

	Three Months Ended March 31,		Change	Percentage Change
	2005	2004
	(unaudited)
	(in thousands, except percentage change)
Oil & Water Technologies	$67,005	$54,575	$12,430	23%
Gas Technologies	7,897	6,824	1,073	16%
Automation & Controls	15,152	11,618	3,534	30%
Eliminations	(1,398)	(1,033)	(365)	35%

Total	$88,656	$71,984	$16,672	23%

Oil & Water Technologies revenues increased $12.4 million, or 23%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, due to increased exploration and development activity in the North American oil and gas industry. The average number of operating rotary rigs in the U.S. increased from 1,119 for the first quarter of 2004 to 1,279 for the first quarter of 2005, with Canadian rig counts increasing from an average of 513 to 521. This increase in activity contributed to improved sales of our traditional and standard equipment and services, as well as our parts and services. This was partially offset by a decrease in revenue from our built-to-order projects. Inter-segment revenues for this business segment were $291,000 for the three months ended March 31, 2005, compared to $229,000 for the three months ended March 31, 2004.

Revenues of $7.9 million for the quarter ended March 31, 2005 for the Gas Technologies segment increased $1.1 million, or 16%, compared to $6.8 million for the three months ended March 31, 2004. This increase was primarily due to increased membrane sales and increased throughput at our West Texas gas processing facility. There were no inter-segment revenues for this business segment for the three months ended March 31, 2005.

Revenues for the Automation & Controls segment increased $3.5 million, or 30%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. Activity levels for the first quarter of 2005 improved due to increased level of activity in the Gulf of Mexico and growth in international sales for this business segment. Inter-segment sales increased from $804,000 for the three months ended March 31, 2004 to $1.1 million for the three months ended March 31, 2005.

The change in revenues for Eliminations represents the elimination of inter-segment revenues discussed above.

Gross Profit. Gross profit for the three months ended March 31, 2005 increased $4.5 million, or 27%, to $21.3 million, compared to $16.8 million for the three months ended March 31, 2004. As a percentage of revenue, gross profit increased to 24% for the quarter ended March 31, 2005 from 23% for the quarter ended March 31, 2004. The following table summarizes gross profit by business segment for the periods indicated:

	Three Months Ended March 31,		Change	Percentage Change
	2005	2004
	(unaudited)
	(in thousands, except percentage change)
Oil & Water Technologies	$12,845	$11,268	$1,577	14%
Gas Technologies	5,117	3,999	1,118	28%
Automation & Controls	3,323	1,548	1,775	115%

Total	$21,285	$16,815	$4,470	27%

Gross profit for the Oil & Water Technologies segment increased $1.6 million, or 14%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to a 23% increase in revenues between the respective periods, but decreased as a percentage of revenue due to changes in product mix and lower manufacturing and engineering cost absorption. As a percentage of revenue, gross margins were 19% and 21% for the three-month periods ended March 31, 2005 and 2004, respectively.

Gross profit for the Gas Technologies segment for the three months ended March 31, 2005 increased $1.1 million, or 28%, compared to the three months ended March 31, 2004, due to a 16% increase in revenues between the respective periods primarily associated with our gas processing operations and membrane sales. Gross margin as a percentage of revenues for Gas Technologies was 65% and 59% for the three-month periods ended March 31, 2005 and 2004, respectively.

Gross profit for the Automation & Controls segment increased $1.8 million, or 115%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, due to a 30% increase in revenues for the segment during the 2005 period and a decrease in production expenses. Gross margin as a percentage of revenue for the three months ended March 31, 2005 and 2004, was 22% and 13%, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense of $14.2 million for the three months ended March 31, 2005, increased $895,000, or 7%, compared to the three months ended March 31, 2004. This increase in expense relates primarily to higher employee medical costs, professional fees and incentive compensation based on operating results, partially offset by the gain on the sale of a UK facility of $388,000. Overall headcount increased from 1,633 employees at March 31, 2004 to 1,675 employees at March 31, 2005.

Depreciation and Amortization Expense. Depreciation and amortization expense of $1.3 million for the three months ended March 31, 2005, decreased $51,000, or 4%, compared to the results for the three months ended March 31, 2004.

Write-off of Unamortized Loan Costs. We recorded a write-off of unamortized loan costs of $667,000 in March 2004 related to the retirement of our 2001 term loan and revolving credit facilities.

Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement liability of $210,000 for the three months ended March 31, 2005 decreased $15,000, or 7%, compared to the three months ended March 31, 2004, due to the impact of changes to the Medicare laws enacted by the U.S. Congress in December 2003.

Other, net. Other, net was a gain of $38,000 for the three months ended March 31, 2005, related primarily to net realized and unrealized foreign exchange transaction gains, partially offset by $204,000 of expense related to the change in valuation of the outstanding warrants to purchase our common stock. Other, net was a loss of $454,000 for the three months ended March 31, 2004 related primarily to net realized and unrealized foreign exchange transaction losses.

Provision for Income Taxes. Income tax expense for the three months ended March 31, 2005 was $1.8 million compared to a tax benefit of $29,000 for the three months ended March 31, 2004. The change in tax expense was attributable to an increase in pre-tax income of $4.7 million for the three months ended March 31, 2005 from a loss of $73,000 for the three months ended March 31, 2004. The effective tax rate was 38% and 39% for the three-month periods ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

As of March 31, 2005, we had cash and working capital of $1.3 million and $44.8 million, respectively, as compared to cash and working capital of $2.2 million and $40.1 million, respectively, at December 31, 2004.

Net cash provided by operating activities for the three months ended March 31, 2005 was $1.5 million, compared to $424,000 used for the three months ended March 31, 2004. The increase in cash provided by operating activities is related to the increase in net income and a decrease in inventories, partially offset by an increase in accounts receivable, due to higher revenues caused by increased business activities and a decrease in accounts payable.

Net cash provided by investing activities for the three months ended March 31, 2005 was $82,000, which included $880,000 of capital expenditures, offset by $962,000 in proceeds from the sale of certain operating assets. For the three months ended March 31, 2004, cash used in investing activities was $779,000 and related primarily to capital expenditures.

Net cash used in financing activities for the three months ended March 31, 2005 was $2.5 million. The primary use of funds for these financing activities was long-term debt repayments of $1.6 million and a reduction of bank overdrafts of $2.8 million partially offset by $1.6 million of proceeds from the exercise of stock options by employees and former employees. For the three months ended March 31, 2004, the primary source of funds for financing activities was borrowings of $45.0 million under our 2004 term loan and revolving credit facilities, used to retire borrowings under our 2001 term loan and revolving credit facilities, including net repayments of $10.1 million under revolving credit arrangements and $30.8 million under the term loan portion of the related agreement. In addition, we incurred $105,000 of deferred financing fees associated with an amendment to the 2004 term loan and revolving credit facilities.

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

We recorded a charge of $667,000 in March 2004 to expense unamortized loan costs related to our 2001 term loan and revolving credit facilities, and incurred an additional $995,000 of deferred loan costs related to the 2004 term loan and revolving credit facilities, which will be amortized as interest expense through maturity of the facilities in March 2007. We also incurred approximately $105,000 of deferred loan costs associated with an amendment to the 2004 term loan and revolving credit facilities. This additional cost will be amortized through the term of the amendment.

The 2004 term loan and revolving facilities agreement provides for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility (“EBITDA”), and ranging from, at our election, (1) a high of the London Interbank Offered Rate, or LIBOR, plus 2.75% to a low of LIBOR plus 2.00% or (2) a high of a base rate plus 1.75% to a low of a base rate plus 1.00%. We will pay commitment fees related to this agreement on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which were calculated at 0.50% as of March 31, 2005.

We had borrowings of $38.6 million outstanding under the term loan portion of the 2004 term loan and revolving credit facilities at March 31, 2005, which bore interest at 5.38% to 5.94%. Borrowings outstanding under the revolving credit portion of the 2004 term loan and revolving credit facility at March 31, 2005 were $5.0 million at interest rates of 5.48% to 6.25%. We had letters of credit outstanding under the 2004 revolving credit facilities of $18.7 million at March 31, 2005. Availability under our 2004 revolving credit facilities is reduced by the amount of our outstanding letters of credit and loans. Fees related to these letters of credit at March 31, 2005 were approximately 2.50% of the outstanding balance. These letters of credit support contract performance and warranties and expire at various dates through February 2008.

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

We paid commitment fees of 0.50% for the quarter ended March 31, 2005 on the undrawn portion of the 2004 term loan and revolving credit facilities.

The 2004 term loan and revolving facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio and a minimum net worth requirement. We were in compliance with all restrictive debt covenants in our loan agreements as of March 31, 2005. In March 2005, the Company’s lenders approved the amendment of various provisions of the 2004 term loan and revolving facilities effective January 1, 2005. This amendment revised certain restrictive debt covenants, modified certain defined terms and changes the submission of financial statements to the lenders to more closely reflect the SEC requirements for furnishing financial information.

        On July 23, 2004, the Company and two of its subsidiaries entered into an international revolving credit agreement with Wells Fargo HSBC Trade Bank, N.A. providing for loans of up to $10 million, subject to borrowing base limitations. This working capital facility for export sales is secured by specific project inventory and receivables, as well as certain other inventory, accounts receivable and equipment, and is partially guaranteed by the US Export-Import Bank. Loans under this facility mature on March 31, 2007, and bear interest at either (1) a Base Rate, as defined in the agreement, less 0.25% or (2) the London Interbank Offered Rate (“LIBOR”) plus 2.00%, at the Company’s election. This facility replaced a similar export sales credit facility that terminated on July 23, 2004. Letters of credit outstanding under this facility as of March 31, 2005 were $5.2 million. This facility had fees related to letters of credit of approximately 1.00% of the outstanding balance for the period January 1, 2005 to March 31, 2005.

At March 31, 2005, available borrowing capacity under the 2004 term loan and revolving credit agreement and the export sales credit agreement were $13.8 million and $8.7 million, respectively. Although no assurances can be given, we believe that our operating cash flow, supported by our borrowing capacity, will be adequate to fund operations for at least the next twelve months. Should we decide to pursue acquisition opportunities, the determination of our ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

We had unsecured letters of credit and bonds totaling $382,000 and guarantees totaling $23.4 million at March 31, 2005.

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

Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder, into (1) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares) at March 31, 2005, and (2) a cash payment equal to the amount of dividends on such share that have accrued since the prior semi-annual dividend payment date. As of March 31, 2005, we had accrued dividends payable of $375,000 related to the Series B Preferred Shares.

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

The warrants issued to Lime Rock Partners II, L.P. have an exercise price of $10.00 per share of common stock and expire on

March 25, 2006. We can force the exercise of the warrants if our common stock trades above $13.50 per share for 30 consecutive days. The warrants contain a provision whereby the holder could require us to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The resulting liability, originally recorded at $99,000, was recorded at $400,000 as of March 31, 2005, from $196,000 at December 31, 2004 reflecting the change in the fair value of the warrants. The Company recorded an expense of $204,000 for the quarter ended March 31, 2005 and a gain of $33,000 for the quarter ended March 31, 2004. Similarly, changes in fair value in future periods will be recorded in net income during the period of the change.

Our sales backlog at March 31, 2005 was $92.7 million, compared to $96.0 million at March 31, 2004. Backlog increased $6.8 million for the Oil & Water Technologies segment, reflecting an increase in oilfield activity in 2005 compared to 2004. Backlog decreased $7.8 million for the Automation & Control segment, reflecting the completion of major projects building control panels for a customer in Kazakhstan. Gas Technologies backlog decreased by $2.3 million.

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

The warrants issued to the holders of our Series B Preferred Shares provide for a net-cash settlement in the event of a change in control, as defined in the warrants. Consequently, we use derivative accounting to record the warrant transaction. The liability representing the fair value of this derivative arrangement was recorded at $99,000 as of the date of issuance, March 25, 2003, and was adjusted to $400,000 as of March 31, 2005, to reflect the change in fair value of the warrants during the period. A cumulative loss of $301,000 has been recorded related to these warrants since issuance, including a loss of $204,000 recorded for the three months ended March 31, 2005. Fair value, as agreed with the counter-party to the agreement, was based on a pricing model that included subjective assumptions concerning the volatility of our common stock, the expected term that the warrants would be outstanding, an expected dividend rate of zero and an overall liquidity factor. At each reporting date, the liability will be adjusted to current fair value, with any changes in fair value reported in earnings during the period of change. As such, we may be exposed to certain income fluctuations based upon changes in the fair market value of this liability due to changes in the price of our common stock, as well as other factors.

Our financial instruments are subject to changes in interest rates, including our revolving credit and term loan facilities and our working capital facility for export sales. At March 31, 2005, we had borrowings of $38.6 million outstanding under the term loan portion of the 2004 term loan and revolving credit facilities, at interest rates of 5.38% and 5.94%. We had borrowings of $5.0 million outstanding under the revolving credit portion of these facilities at March 31, 2005, at an interest rate of 5.48% to 6.25%. Borrowings under the long-term arrangement secured by our Magnolia manufacturing facility totaled $1.2 million and accrued interest at 6.02%.

Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. Assuming our current level of borrowings, a 100 basis point increase in interest rates under our variable interest rate facilities would decrease our current quarter net income by $69,000 and decrease our cash flow from operations by $112,000. In the event of an adverse change in interest rates, we could take action to mitigate our exposure. However, due to the uncertainty of actions that could be taken and the possible effects, this calculation assumes no such actions. Furthermore, this calculation does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures

Controls and Procedures

Members of our management team, including our Chief Executive Officer and our Chief Financial Officer, have reviewed our disclosure controls and procedures, as defined by the Securities and Exchange Commission in Rule 13a-15(e) of the Securities Exchange Act of 1934, as of March 31, 2005, in an effort to evaluate the effectiveness of the design and operation of these controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, following the changes in our internal controls implemented prior to this quarter, the Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of March 31, 2005.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The only pending legal proceeding involving NATCO or one of its subsidiaries that management currently believes to be material is the Jose Corona Matter. The following provides an update to the discussion in our Form 10-K/A.

Jose Corona, Individually and as Personal Representative of the Estate of Noe Corona, Sr., et al. v. NATCO Group Inc. and Jaime Liendo, 381st Judicial District Court, Starr County, Texas (Cause No. DC-04-175). This lawsuit, filed in 2004, arose from a 2003 automobile accident involving an employee of one of our subsidiaries and Noe Corona, Sr., who died from injuries sustained in the accident. The original filing did not specify damages. Mediation was conducted on March 30, 2005, with no success. Plaintiffs amended the filing on April 15, 2005 to plead damages of up to $30 million related to mental anguish, grief, bereavement, loss of society, companionship, damage to the familial relationship, and loss of care, counseling, and guidance allegedly suffered by six surviving adult children, as well as funeral and medical expenses and pain and suffering of Noe Corona. Trial of this matter is set for June 6, 2005, in Rio Grande City, Texas. The Company denies any liability for the accident and intends to vigorously defend this matter.

The Company and its subsidiaries are defendants or otherwise involved in a number of other legal proceedings in the ordinary course of business. While the Company insures against the risk of these proceedings, including the Corona matter, to the extent deemed prudent by management, NATCO can offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to business activities. While the Company cannot predict the outcome of any legal proceedings with certainty, in the opinion of management, ultimate liability with respect to these pending lawsuits, including the Corona matter, is not expected to have a significant or material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 6. Exhibits

Index of Exhibits

Exhibit No.	Description
10.1	—NATCO Group Inc. 2005 Incentive Bonus Plan

31.1	—Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 U.S.C. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 U.S.C. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATCO Group Inc.

Date: May 10, 2005	By:	/s/ John U. Clarke
	Name:	John U. Clarke
Chairman of the Board and
Chief Executive Officer

Date: May 10, 2005	By:	/s/ Richard W. FitzGerald
	Name:	Richard W. FitzGerald
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	—NATCO Group Inc. 2005 Incentive Bonus Plan

31.1	—Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 U.S.C. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 U.S.C. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002