Form 10-Q
period 2005-06-30
NATCO GROUP INC
filed 2005-08-09
CIK 1057693

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005, $0.01 par value per share, 16,345,424 shares

NATCO GROUP INC.

FORM 10-Q

For the Quarter Ended June 30, 2005

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NATCO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,279	$2,194
Trade accounts receivable, less allowance for doubtful accounts of $1,012 and $1,229 as of June 30, 2005 and December 31, 2004 respectively	79,979	83,556
Inventories	35,929	38,639
Deferred income tax assets, net	3,541	3,395

Prepaid expenses and other current assets	3,624	3,901

Total current assets	124,352	131,685
Property, plant and equipment, net	34,606	35,917
Goodwill, net	80,543	80,676
Deferred income tax assets, net	2,636	3,216
Other assets, net	1,173	1,083

Total assets	$243,310	$252,577

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$6,526	$6,526
Accounts payable	32,801	45,373
Accrued expenses and other	27,135	27,840
Customer advances	13,424	10,453
Income taxes payable	456	1,425

Total current liabilities	80,342	91,617
Long-term debt, excluding current installments	34,091	38,935
Long-term deferred tax liabilities	348	387
Postretirement benefits and other long-term liabilities	10,592	11,226

Total liabilities	125,373	142,165

Series B redeemable convertible preferred stock (aggregate redemption value of $15,000), $.01 par value. 15,000 shares authorized, issued and outstanding (net of issuance costs)	14,222	14,222

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares (of which 500,000 are designated as Series A and 15,000 are designated as Series B); no shares issued and outstanding (except Series B shares above)	—	—
Series A preferred stock, $.01 par value. Authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 16,268,586 and 15,890,534 shares as of June 30, 2005 and December 31, 2004, respectively	159	158
Additional paid-in capital	98,189	97,044
Accumulated retained earnings	11,900	7,229
Treasury stock, 474,767 and 852,819 shares at cost as of June 30, 2005 and December 31, 2004, respectively	(6,468)	(8,335)
Accumulated other comprehensive (loss) gain	(65)	94

Total stockholders’ equity	103,715	96,190

Commitments and contingencies	—	—
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$243,310	$252,577

See accompanying notes to unaudited condensed consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$94,648	$73,347	$183,304	$145,331
Cost of goods sold	72,250	55,716	139,621	110,885

Gross profit	22,398	17,631	43,683	34,446
Selling, general and administrative expense	14,812	13,584	29,002	26,879
Depreciation and amortization expense	1,332	1,364	2,655	2,738
Closure and other	—	85	—	85
Interest expense	1,076	871	2,091	1,806
Write-off of unamortized loan costs	—	—	—	667
Interest cost on postretirement benefit liability	210	225	420	450
Interest income	(13)	(44)	(65)	(106)
Other, net	522	518	484	972

Income before income taxes	4,459	1,028	9,096	955
Income tax provision	1,913	407	3,675	378

Net income	$2,546	$621	$5,421	$577
Preferred stock dividends	375	375	750	750

Net income (loss) allocable to common stockholders	$2,171	$246	$4,671	$(173)

Earnings (loss) per share—basic
Net income (loss)	$0.14	$0.02	$0.29	$(0.01)

Earnings (loss) per share—diluted:
Net income (loss)	$0.13	$0.02	$0.29	$(0.01)

Basic weighted average number of shares of common stock outstanding	15,934	15,923	15,875	15,915
Diluted weighted average number of shares of common stock outstanding	16,249	16,033	16,146	15,915

See accompanying notes to unaudited condensed consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$5,421	$577
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	395	(159)
Depreciation and amortization expense	2,655	2,738
Non-cash interest income	—	(74)
Non-cash interest expense	283	237
Write-off of unamortized loan costs	—	667
Tax benefit of stock options exercised	279	—
Revaluation of warrants	549	—
Interest cost on postretirement benefit liability	420	450
Restricted stock expense	901	14
Gain on the sale of property, plant and equipment	(371)	(9)
Change in assets and liabilities:
(Increase) decrease in trade accounts receivable	1,845	(4,450)
(Increase) decrease in inventories	2,547	(4,136)
Increase in prepaid expense and other current assets	(2)	(574)
Increase in long-term assets	(548)	(64)
Decrease in accounts payable	(10,521)	(7,825)
Decrease in accrued expenses and other	(11)	(1,747)
Increase in customer advances	3,120	10,889

Net cash provided by (used in) operating activities	6,962	(3,466)

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(1,803)	(1,487)
Proceeds from the sale of property, plant and equipment	928	23

Net cash used in investing activities	(875)	(1,464)

Cash flows from financing activities:
Net repayments under long-term revolving credit facilities	(1,584)	(7,229)
Repayments of long-term debt	(3,263)	(32,405)
Borrowings of long-term debt	—	45,000
Proceeds from the issuance of preferred stock	—	121
Issuance of common stock, net	1,832	359
Dividends paid	(750)	(750)
Deferred financing fees	(115)	(886)
Change in bank overdrafts	(2,768)	1,454
Net payments on postretirement benefit liability	(809)	(884)

Net cash provided by (used in) financing activities	(7,457)	4,780

Effect of exchange rate changes on cash and cash equivalents	455	378

Increase (decrease) in cash and cash equivalents	(915)	228
Cash and cash equivalents at beginning of period	2,194	1,751

Cash and cash equivalents at end of period	$1,279	$1,979

Cash payments for:
Interest	$1,634	$1,133
Income taxes	$3,892	$239

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

The Company determines pro forma net income and earnings per share by applying the Black-Scholes Single Option—Reduced Term valuation method. This valuation model requires management to make

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subjective assumptions about the volatility of NATCO’s common stock, the expected term of outstanding stock options, the Company’s risk-free interest rate and expected dividend payments during the contractual life of the options. The following table summarizes these pro forma net earnings and earnings per share amounts for the three and six months ended June 30, 2005 and 2004, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited; in thousands, except per share amounts)
Net income (loss) allocable to common stockholders—as reported	$2,171	$246	$4,671	$(173)
Add: Restricted stock expense, net of related tax effects	466	—	537	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(143)	(141)	(285)	(290)

Pro forma income (loss)	$2,494	$105	$4,923	$(463)

Earnings (loss) per share:
Basic—as reported	$0.14	$0.02	$0.29	$(0.01)
Basic—pro forma	$0.16	$0.01	$0.31	$(0.03)

Diluted—as reported	$0.13	$0.02	$0.29	$(0.01)
Diluted—pro forma	$0.15	$0.01	$0.30	$(0.03)

(3) Warrants

On March 25, 2003, the Company issued 15,000 shares of Series B Convertible Preferred Stock and warrants to purchase 248,800 shares of NATCO’s common stock to Lime Rock Partners II, L.P. The warrants have an exercise price of $10.00 per share of common stock and expire on March 25, 2006. The Company can force the exercise of the warrants if NATCO’s common stock trades above $13.50 per share for 30 consecutive trading days, at which point the holder may elect to (1) exercise the warrants in full, (2) exercise for the net amount of shares issuable after deduction of the exercise price from the current market price of the shares on the date preceding the exercise date or (3) not to exercise the warrants, resulting in their termination. The warrants contain a provision whereby the holder could require the Company to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The Company recorded the resulting liability of $99,000 as of the issuance date. The Company adjusted this liability to $745,000 as of June 30, 2005, from $196,000 at December 31, 2004 as a result of the change in the fair value of the warrants based on the increase in our stock price from the date of issuance of the warrants. The Company recorded an expense of $345,000 and $549,000 for the quarter and six months ended June 30, 2005, respectively and an expense of $33,000 and no expense for the quarter and six months ended June 30, 2004, respectively. Changes in fair value in future periods will be recorded in net income during the period of the change.

(4) Earnings (Loss) per Share

The Company computed basic earnings per share by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period. Net income allocable to common stockholders at June 30, 2005, represented net income less preferred stock dividends accrued. The Company determined diluted earnings per common and potential common share at June 30, 2005, as net income

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allocable to common stockholders divided by the weighted average number of shares outstanding for the period, after applying the “if-converted” method to determine any incremental shares associated with convertible preferred stock, warrants and restricted stock outstanding. The effect of such incremental shares was 107,095 shares for the three months and 77,458 shares for the six months ending June 30, 2005, respectively. These shares were considered common and potential common shares for purposes of calculating earnings per share at June 30, 2005, in accordance with SFAS No. 128, “Earnings per Share.” Outstanding employee stock options were considered potential common shares for purposes of this calculation. The potential common shares related to employee stock options were 207,659 for the three months and 193,582 for the six months ended June 30, 2005, respectively. If anti-dilutive shares were included for the three months and six months ended June 30, 2005, the impact would have been a reduction of 18,039 shares and 26,261 shares. For the six months ended June 30, 2004, all potential common shares related to employee stock options were considered anti-dilutive as the Company recorded a net loss allocable to common stockholders during the period. Anti-dilutive stock options were excluded from the calculation of potential common shares. If anti-dilutive shares were included in the calculation for the three-month and six-month periods ended June 30, 2004, the impact would have been a reduction of 232,898 shares and 223,168 shares. The following table presents the computation of basic and diluted earnings (loss) per common and potential common share for the three and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(unaudited, in thousands, except per share amounts)
Net income	$2,546			$621
Less: Preferred stock dividends accrued and paid	(375)			(375)

Basic EPS:
Income allocable to common stockholders	$2,171	15,934	$0.14	$246	15,923	$0.02

Effect of dilutive securities:
Stock options, warrants and restricted stock	—	315		—	110

Diluted EPS:
Income allocable to common stockholders	$2,171	16,249	$0.13	$246	16,033	$0.02

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(unaudited, in thousands, except per share amounts)
Net income	$5,421			$577
Less: Preferred stock dividends accrued and paid	(750)			(750)

Basic EPS:
Income (loss) allocable to common stockholders	$4,671	15,875	$0.29	$(173)	15,915	$(0.01)

Effect of dilutive securities:
Stock options, warrants and restricted stock	—	271		—	—

Diluted EPS:
Income (loss) allocable to common stockholders	$4,671	16,146	$0.29	$(173)	15,915	$(0.01)

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Inventories

Inventories consisted of the following amounts:

	June 30, 2005	December 31, 2004
	(unaudited)
	(in thousands)
Finished goods	$10,084	$14,056
Work-in-process	13,861	9,887
Raw materials and supplies	16,494	19,116

Inventories at FIFO	40,439	43,059
Excess of FIFO over LIFO cost	(4,510)	(4,420)

	$35,929	$38,639

(6) Costs and Estimated Earnings on Uncompleted Contracts

Cost and estimated earnings on uncompleted contracts were as follows:

	June 30, 2005	December 31, 2004
	(unaudited)
	(in thousands)
Cost incurred on uncompleted contracts	$70,829	$98,328
Estimated earnings	19,105	22,947

	89,934	121,275
Less billings to date	80,290	110,976

	$9,644	$10,299

Included in the accompanying balance sheet under the captions:
Trade accounts receivable	$19,427	$19,396
Customer advances	(9,783)	(9,097)

	$9,644	$10,299

(7) Closure, Severance and Other

In December 2004, the Company recorded severance expense of $1.3 million related to the restructuring plan which included involuntary termination of certain administrative and operating personnel in the UK and Canada. The Company recorded facility closure costs of $42,000 and a gain on foreign exchange of $15,000 and made payments of $515,000 in the first quarter of 2005 related to this plan. The Company also recorded a gain of $388,000 on the sale of a facility in the UK during the first quarter of 2005. At June 30, 2005, the Company had a liability of approximately $678,000 related to this restructuring plan.

In September 2004, the Company recorded severance expense of $210,000 related to staff reductions in Oil & Water Technologies segment. As of June 30, 2005, the Company had a $5,000 liability related to this matter.

On July 28, 2004, the Company entered into a Separation Agreement with Mr. Nathaniel A. Gregory, then the Company’s CEO, pursuant to which Mr. Gregory stepped down as Chairman of the Board of Directors on that date and agreed to resign from the Company on September 7, 2004. The Company recorded expense of approximately $2.5 million related to (1) severance payments (2) continuation of Mr. Gregory’s welfare benefits for a period of 36 months following separation, (3) extending the exercise dates for Mr. Gregory’s outstanding

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options to 18 months following the separation date for which the Company recorded approximately $62,000 for stock based employee compensation expense, (4) payment of certain of his attorneys’ fees in connection with the Separation Agreement, and (6) reimbursement of certain moving expenses. The Company has paid $2.4 million of this amount through June 30, 2005. As of June 30, 2005, the Company had a liability of $67,000 related to the separation agreement.

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

In December 2003, the Company’s management approved additional restructuring costs including a plan to close a location in Singapore and recorded closure and other expense of $692,000, of which $515,000 related to severance, $35,000 related to the termination of a lease arrangement and $142,000 related to employee relocation. The Company had no liability related to this restructuring plan as of June 30, 2005, and does not expect to incur additional costs related to this office closure in 2005.

In September 2003, the Company recorded expenses of $722,000 associated with a management-approved restructuring plan, which included the involuntary termination of certain administrative and operating personnel in connection with the closure of a manufacturing facility in Covington, Louisiana, at the Company’s corporate headquarters, at the Company’s research and development facility in Tulsa, Oklahoma, and related to the consolidation of operations in the UK. Of the total expense recognized under this restructuring plan, $640,000 related to post-employment benefits, which were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Post-employment Benefits, an amendment of FASB Statements No. 5 and 43,” and $82,000 related to consultant’s fees, equipment moving costs and employee relocations, which were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the year ended December 31, 2004, the Company incurred an additional $51,000 of expense related to this restructuring plan, offset by accrual reversals as a result of changes in the assessment of liability under this plan totaling $77,000, resulting in an increase in net income of $26,000 for the year ended December 31, 2004. The Company had a liability of $44,000 related to this restructuring plan as of June 30, 2005 and does not expect to incur additional costs in 2005.

Following is a summary of closure, severance and other expense included in Other, net:

	For the three months Ended June 30,		For the six months Ended June 30,
	2005	2004	2005	2004
	(unaudited, in thousands)
Severance	$—	$85	$42	$85
Leasehold termination	—	—	—	—
Contract expenses and other	51	—	51	—

	$51	$85	$93	$85

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A roll forward of the Company’s accrued closure, severance and other costs as of June 30, 2005 and December 31, 2004, follows (unaudited, in thousands):

Balance at December 31, 2004	$1,547
Payments	(839)
Severance	42
Leasehold termination	—
Other (1)	46

Balance at June 30, 2005	$796

(1)	Foreign exchange impact of $(5,000) and $51,000 of closure costs.

The estimated payment of this liability at June 30, 2005 is $477,000 in 2005, $306,000 in 2006 and $13,000 in 2007.

(8) Long-Term Debt

The Company had the following consolidated borrowings as of the date indicated:

	June 30, 2005	December 31, 2004
	(unaudited)
	(in thousands, except percentages)
Bank debt
2004 term loan with variable interest rate (5.69% to 5.94% at June 30, 2005) and quarterly payments of principal ($1,607) and interest, due March 31, 2007	$36,964	$40,179
2004 revolving credit bank loans with variable interest rate (5.50%—7.50% at June 30, 2005) and quarterly interest payments, due March 31, 2007	2,509	4,090
Promissory note with variable interest rate (6.50% at June 30, 2005) and quarterly payments of principal ($24) and interest, due February 8, 2007	1,144	1,192
Revolving credit bank loans (export sales facility) with variable interest rate and monthly interest payments, due March 31, 2007	—	—

Total	$40,617	$45,461
Less current installments	(6,526)	(6,526)

Long-term debt	$34,091	$38,935

On July 23, 2004, the Company and two of its subsidiaries entered into an international revolving credit agreement with Wells Fargo HSBC Trade Bank, N.A. providing for loans of up to $10 million, subject to borrowing base limitations. This working capital facility for export sales is secured by specific project inventory and receivables, as well as certain other inventory, accounts receivable and equipment, and is partially guaranteed by the US Export-Import Bank. Loans under this facility mature on March 31, 2007, and bear interest at either (1) a Base Rate, as defined in the agreement, less 0.25% or (2) the London Interbank Offered Rate (“LIBOR”) plus 2.00%, at the Company’s election. This facility replaced a similar export sales credit facility that terminated on July 23, 2004. Letters of credit outstanding under this facility as of June 30, 2005 were $6.5 million. This facility had fees related to letters of credit of approximately 1.00% of the outstanding balance for the period March 31, 2005 to June 30, 2005.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recorded a charge of $667,000 in March 2004 to expense unamortized loan costs related to the 2001 term loan and revolving credit facilities, and incurred an additional $995,000 of deferred loan costs related to the 2004 term loan and revolving credit facilities, which will be amortized as interest expense through the term of the facilities in March 2007. The Company also incurred approximately $115,000 of deferred loan cost primarily during the first quarter of 2005 associated with an amendment to the 2004 term loan and revolving credit facilities. This additional cost has been amortized over the term of the amendment which ended June 2005.

The 2004 term loan and revolving facilities agreement provides for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility (“EBITDA”), and ranging from, at the Company’s election, (1) a high of LIBOR plus 2.75% to a low of LIBOR plus 2.00% or (2) a high of a base rate plus 1.75% to a low of a base rate plus 1.00%. The Company will pay commitment fees related to this agreement on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which were calculated at 0.375% at June 30, 2005.

Borrowings of $37.0 million were outstanding under the term loan portion of the 2004 term loan at June 30, 2005, and bore interest at an average rate of 5.57%. Borrowings outstanding under the revolving credit portion of the 2004 term loan and revolving credit facility at June 30, 2005 were $2.5 million and bore interest at rates between 5.50% and 7.50%. The Company had letters of credit outstanding under these revolving facilities of $15.9 million. Fees related to these letters of credit were approximately 2.25% of the outstanding balance at June 30, 2005. These letters of credit support contract performance and warranties and expire at various dates through February 2008.

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

The Company paid commitment fees of 0.50% and 0.375% for the quarter ended June 30, 2005 on the undrawn portion of the revolving credit facilities of the 2004 term loan and revolving credit facilities, respectively.

The 2004 term loan and revolving facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio and impose a minimum net worth requirement. In March 2005, the Company’s lenders approved an amendment of various provisions of the 2004 term loan and revolving facilities effective January 1, 2005. This amendment revised certain restrictive debt covenants, modified certain defined terms and changes the submission of financial

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements to the lenders to more closely reflect the current SEC requirements for furnishing financial information. On June 30, 2005, the Company was in compliance with all restrictive debt covenants under its loan agreements.

With respect to the 2004 term loan and revolving credit facilities, NATCO has agreed that it will not make any distributions of any property or cash to the Company or its stockholders except dividends required under the Series B Preferred Stock provisions. No dividends were declared or paid to common stockholders during the quarter ended June 30, 2005. Dividends of $750,000 related to the Series B Preferred Stock were paid during the quarter ended June 30, 2005.

On February 6, 2002, the Company borrowed $1.5 million under a long-term promissory note to finance the purchase of a manufacturing facility in Magnolia, Texas. This note accrues interest at the 90-day LIBOR plus 3.25%, and requires quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002, with a final balloon payment due February 2007. The outstanding balance of this note was $1.14 million at June 30, 2005 and bore interest at 6.50%. This promissory note is collateralized by the manufacturing facility in Magnolia, Texas.

The Company previously maintained a working capital facility for export sales that provided for aggregate borrowings of $10.0 million, subject to borrowing base limitations, which renewed on July 23, 2004 and expires on March 31, 2007. The export sales credit facility is secured by specific project inventory and receivables, and is partially guaranteed by the US Export-Import Bank. The Company has fees related to letters of credit under this facility, which are approximately 1% of the outstanding balance.

The Company also had unsecured letters of credit and bonds totaling $181,000 and guarantees totaling $23.1 million at June 30, 2005.

(9) Income Taxes

NATCO’s effective income tax rate for the six months ended June 30, 2005 was 40.4%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials, losses in foreign subsidiaries, changes in valuation allowances recorded and certain permanent book-to-tax differences. There are certain prior tax returns currently under review by taxing authorities. Although we believe we have adequately provided for income taxes, the ultimate outcome may differ from the amounts recorded in our financial statements. Such determinations could materially affect our financial results in that period or such periods for which such determination is made.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Certain segment amounts previously reported for the three and six months ended June 30, 2004 have been reclassified to conform to the presentation of segment amounts reported for the three and six months ended June 30, 2005.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

	Oil & Water Technologies	Gas Technologies	Automation & Control	Eliminations	Total
	(unaudited, in thousands)
Three Months Ended June 30, 2005
Revenues from unaffiliated customers	$72,358	$7,277	$15,013	—	$94,648
Inter-segment revenues	232	—	816	$(1,048)	—
Segment profit	2,487	3,815	1,284	—	7,586
Total assets	179,094	40,185	24,031	—	243,310
Capital expenditures	764	49	110	—	923
Depreciation and amortization	686	546	100	—	1,332

Three Months Ended June 30, 2004
Revenues from unaffiliated customers	$53,707	$10,718	$8,922	—	$73,347
Inter-segment revenues	—	—	717	$(717)	—
Segment profit	(1,114)	4,887	274	—	4,047
Total assets	181,963	44,725	18,164	—	244,852
Capital expenditures	508	130	11	—	649
Depreciation and amortization	721	542	101	—	1,364

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Oil & Water Technologies	Gas Technologies	Automation & Control	Eliminations	Total
	(unaudited, in thousands)
Six Months Ended June 30, 2005
Revenues from unaffiliated customers	$139,072	$15,174	$29,058	—	$183,304
Inter-segment revenues	523	—	1,923	$(2,446)	—
Segment profit	3,917	7,880	2,884	—	14,681
Total assets	179,094	40,185	24,031	—	243,310
Capital expenditures	1,462	55	286	—	1,803
Depreciation and amortization	1,371	1,097	187	—	2,655

Six Months Ended June 30, 2004
Revenues from unaffiliated customers	$108,053	$17,542	$19,736	—	$145,331
Inter-segment revenues	186	—	1,564	$(1,750)	—
Segment profit	(873)	8,005	435	—	7,567
Total assets	181,963	44,725	18,164	—	244,852
Capital expenditures	1,294	136	57	—	1,487
Depreciation and amortization	1,455	1,081	202	—	2,738

The following table reconciles total segment profit to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited; in thousands)
Total segment profit	$7,586	$4,047	$14,681	$7,567
Net interest expense	1,273	1,052	2,446	2,150
Depreciation and amortization	1,332	1,364	2,655	2,738
Closure and other	—	85	—	85
Write-off of unamortized loan costs	—	—	—	667
Other, net	522	518	484	972

Net income before income taxes	4,459	1,028	9,096	955
Income tax provision	1,913	407	3,675	378

Net income	$2,546	$621	$5,421	$577

The Company’s geographic data related to total assets for continuing operations for the six months ended June 30, 2005 and 2004 were as follows:

	United States	Canada	United Kingdom	Other	Consolidated
June 30, 2005
Total assets	$149,044	$22,751	$69,188	$2,327	$243,310
June 30, 2004
Total assets	$146,037	$17,137	$77,118	$4,560	$244,852

(11) Pension and Other Postretirement Benefits

The Company maintains postretirement benefit plans that provide health care and life insurance benefits for retired employees of a predecessor company. These plans are accounted for in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.” The Company has recorded a liability for the actuarially determined accumulated postretirement benefit obligation associated with these plans.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 31, 2003, the President of the United States signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. In May 2004, the Financial Accounting Standards Board issued FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This pronouncement requires the Company to determine whether or not the benefit provided under its plans is “actuarially equivalent” to the Medicare prescription drug-benefit. If the benefit provided is actuarially equivalent and this federal subsidy is deemed a significant event, the Company is required to account for the federal subsidy attributable to past services as an actuarial gain under FSP SFAS No. 106 and to reduce the accumulated postretirement benefit obligation. For the portion of the federal subsidy attributable to current or future service, the Company is required to reduce net periodic postretirement benefit cost while the employee provides the service. The Company’s actuary made a preliminary assessment that the benefits provided under its postretirement benefit plans are actuarially equivalent and that this law could reduce the Company’s overall accumulated postretirement benefit obligation by $2.2 million, and thereby reduce the annual net periodic benefit cost associated with these plans. Based on this assessment, for the year ended December 31, 2004, net periodic benefit cost was reduced by approximately $374,000, of which $170,000 related to a reduction of interest cost and $204,000 related to a reduction of the amortization of the cumulative experience loss, to reflect the most recent estimate of the Company’s net periodic benefit cost under these postretirement benefit plans.

The following table summarizes the components of net periodic benefit cost under the Company’s postretirement benefit plans as of June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited, in thousands)
Unrecognized prior service cost	$(177)	$(146)	$(354)	$(292)
Interest cost	210	221	420	442
Unrecognized loss	177	150	354	300

Net periodic benefit cost	$210	$225	$420	$450

In the second quarter of 2005, modifications were made to increase the level of contributions provided to the plans by the plan participants.

(12) Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets with indefinite lives, including goodwill, on an impairment basis, while intangible assets with a defined term, such as patents, are amortized over the useful life of the asset.

Intangible assets subject to amortization as of June 30, 2005 and 2004 were:

	As of June 30, 2005		As of June 30, 2004
Type of Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited, in thousands)
Deferred financing fees	$1,109	$539	$885	$81
Patents	185	65	165	44
Other	584	101	534	297

Total	$1,878	$705	$1,584	$422

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization and interest expense of $161,000 and $80,000 were recognized related to these assets for the three months ended June 30, 2005 and 2004, respectively and $318,000 and $261,000 for the six months ended June 30, 2005 and 2004, respectively. During the first quarter of 2004, the Company recorded expense of $667,000 related to the write-off of deferred financing fees, resulting from the retirement of the 2001 term loan and revolving credit facilities. See Note 8, Long-Term Debt. The estimated aggregate amortization and interest expense for these assets for each of the following five fiscal years is: 2005—$509,000; 2006—$402,000; 2007—$132,000; 2008—$36,000; and 2009—$72,000. For segment reporting purposes, these intangible assets and the related amortization expense were allocated to each segment.

Net goodwill of $80.5 million was the Company’s only intangible asset that did not require periodic amortization as of June 30, 2005. The decrease of $133,000 in the value of goodwill during the six months ended June 30, 2005 related entirely to currency exchange rate fluctuations.

In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2004, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the six months ended June 30, 2005, as management noted no indications of goodwill impairment.

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Jose Corona, Individually and as Personal Representative of the Estate of Noe Corona, Sr., et al. v. NATCO Group Inc. and Jaime Liendo, 381st Judicial District Court, Starr County, Texas (Cause No. DC-04-175). This lawsuit, filed in 2004, arose from a 2003 automobile accident involving an employee of one of our subsidiaries and Noe Corona, Sr., who died from injuries sustained in the accident. Original and subsequent pleadings did not specify damages. Voluntary mediation was conducted on March 30, 2005, without success. Plaintiffs amended their pleadings on April 15, 2005 seeking damages of up to $30 million related to mental anguish, grief, bereavement, loss of society, companionship, damage to the familial relationship, and loss of care, counseling, and guidance allegedly suffered by six surviving adult children, as well as funeral and medical expenses and pain and suffering of Noe Corona. A second mediation was held on May 24, 2005, and the parties agreed to settle all plead and potential claims arising from the accident. The settlement, which is confidential, was funded by insurance, with NATCO paying a $100,000 deductible.

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

(14) Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 became effective on June 15, 2005. The Company adopted this pronouncement on June 15, 2005, with no material impact on its results of operations, financial position or cash flows.

In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This amendment requires expensing of stock options and other share-based payments and supercedes SFAS No. 123 which allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of January 1, 2006 and will apply to all awards granted modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company will adopt the standard as of the effective date. The Company expects to record additional compensation expense at that time.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which amends APB Opinion No. 29. The guidance in APB 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS No. 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. This statement became effective on June 15, 2005. The Company adopted the standard with no material impact on its results of operations, financial position or cash flows.

In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Jobs Creation Act”). The Jobs Creation Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our US tax return. FSP 109-1 became effective as of January 1, 2005. We do not expect that this deduction will have a significant impact on our effective tax rate in current or future years.

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

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt the standard as of the effective date and does not expect the adoption of FIN 47 to have a material effect on the Company’s financial position, cash flows or results of operations for the year ending December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the standard as of the effective date and is currently evaluating the impact, if any, on the Company’s results of operations, financial position or cash flows.

In June 2005, the FASB issued a FASB Staff Position No. 143-1 (“FSP 143-1”), Accounting for Electronic Equipment Waste Obligations, which provides guidance under SFAS No. 143 with respect to European operations that have been adopted by the European Union. FSP 143-1 requires a commercial user to incur costs

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with the retirement of historical electrical equipment waste. FSP 143-1 became effective the later of June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. Our UK operations are subject to the new FSP 143-1, which did not have a material effect on the Company’s financial position, cash flows or results of operations as of June 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this document include, but are not limited to, discussions regarding indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company’s results of operations (see “—Industry and Business Environment”), future uses of and requirements for financial resources (see “—Liquidity and Capital Resources”), and bookings and backlog levels in 2005 (see “—Liquidity and Capital Resources”). Our expectations about our business outlook, customer spending, oil and gas prices, our business environment and that of the industry in general are only our expectations regarding these matters. Actual results may differ materially from those expressed in the forward-looking statements for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of OPEC, conflict involving the United States or in major petroleum producing or consuming regions, acts of terrorism, the development of technology that could lower overall finding and development costs, weather patterns and the overall condition of capital and equity markets for countries in which we operate.

Risk Factors

The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers also are urged to review and consider carefully the various disclosures advising interested parties of the factors that affect our business, including but not limited to, the disclosures made under the caption “Risk Factors” and the other factors and risks discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2004, and in subsequent reports filed with the Securities and Exchange Commission. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any forward-looking statement is based. In addition, you should consider the following risk:

As previously disclosed, our President has the right to make a one-time election under his employment agreement, as amended, to terminate his employment within ten (10) days of September 7, 2005 (the nine-month anniversary of Mr. Clarke being named Chief Executive Officer of the Company. If the President so elects, he would be entitled to receive severance benefits equal to two times his base salary, his pro rata bonus through the date of termination, continuation of health care coverage for a period of 18 months following termination, immediate vesting of all options on the termination date and lapse of restrictions on any restricted stock on such date. The President has agreed with the Company’s Board any grants of options and restricted stock made to him in 2005 would be forfeited if he exercises this election. The Company has not recognized any costs related to this election.

Overview

In July 2004, the Board of Directors announced the resignation of the Company’s then Chief Executive Officer effective in September 2004, and named John U. Clarke, then an independent director of the Company, as Chairman and interim CEO. The Board of Directors conducted a search for a replacement and appointed Mr. Clarke as Chief Executive Officer in December 2004.

We restructured our organization effective as of January 1, 2005 in order to improve our execution and customer focus. By organizing our business segments to better concentrate our proprietary technologies on specific end-use markets, we believe we can be more responsive to our customers’ needs as well as to new market opportunities. In addition, we expect to establish clearer roles and responsibilities for our senior management team with appropriate levels of accountability and performance metrics to improve execution while at the same time increasing financial transparency for our shareholders. For financial reporting purposes, we allocated corporate and other expenses to each of the segments, rather than segregating these costs on a standalone basis. The new segments are Oil & Water Technologies, Gas Technologies and Automation & Controls.

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

As a result of these changes and others, we expect to benefit from greater efficiencies and revenue growth while immediately pursuing cost reduction initiatives designed to reduce expenses by at least $10 million over the next 12-18 months, half of which are expected to be realized in 2005. These initiatives include:

•	The strategic repositioning of our UK-based subsidiary, Axsia—part of the Oil & Water Technologies group—and efficiency gains due to better integration of Axsia’s engineering and marketing capabilities with those of NATCO’s Houston-based engineering and global marketing groups. Approximately 50 positions have been eliminated from the Axsia organization through the end of the second quarter or scheduled for elimination as part of this effort. As a result of the improved integration of our engineering and global marketing groups, we expect to be better positioned to service expanding markets in Russia, the Middle East, Latin America, Africa and Asia.

•	Rationalization of our manufacturing assets and North American branch network—both part of the Oil & Water Technologies group. Manufacturing efficiencies will be achieved at our primary manufacturing facilities and elsewhere through the application of lean management techniques designed to eliminate excess manufacturing capacity, increase capacity utilization and improve productivity.

•	A reduction in operating expenses within the branch network will be accomplished through higher field personnel utilization rates and a general reduction of overhead costs. Additionally, we expect to achieve revenue enhancements from greater product pull through and the identification of new customer market sales opportunities.

•	A reduction in operating, interest and general and administrative expenses arising from improved procurement practices, inventory management, overhead reductions and working capital discipline.

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

Impairment Testing: Goodwill. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill annually for impairment by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required by SFAS No. 142, we identify separate reportable units for purposes of this evaluation. In determining carrying value, we segregate assets and liabilities that, to the extent possible, are clearly identifiable by specific reportable unit. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reportable unit, are allocated in accordance with the standard. Fair value is determined by discounting projected future cash flows at our cost of capital rate, as calculated. The fair value is then compared to the carrying value of the reportable unit to determine whether or not impairment has occurred at the reportable unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit’s assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, we would record an impairment charge for that amount. Net goodwill was $80.5 million at June 30, 2005. The modest decrease in the value of goodwill for the three months ended June 30, 2005 related entirely to currency exchange rate fluctuations.

In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2004, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the quarter ended June 30, 2005, as management noted no indications of goodwill impairment.

Deferred Income Tax Assets: Valuation Allowance. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires us to provide a valuation allowance for any net deferred income tax assets we believe may not be utilized through future operations. As of June 30, 2005, we have a $258,000 valuation allowance related to the realizability of certain US tax attributes related to Axsia, a valuation allowance of $2.2 million related to Axsia’s UK operations, and another $269,000 related to other foreign operations. Based upon the level of historical taxable income and projected future taxable income over the periods to which our deferred tax assets are deductible in the US tax jurisdiction, we believe it is more likely than not we will realize the benefits of these deductible differences and carry forwards, net of the existing valuation allowances at June 30, 2005, in the US tax jurisdiction. However, the amount of the deferred tax asset considered realizable, and thus the amount of these valuation allowances, could change if future taxable income differs from our projections in the US tax jurisdiction. The realizability of our deductible differences and carry forwards in our foreign tax jurisdictions will be dependent on the level of future taxable income in those jurisdictions.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 became effective on June 15, 2005. The Company adopted this pronouncement on June 15, 2005, with no material impact on its results of operations, financial position or cash flows.

In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This amendment requires expensing of stock options and other share-based payments and supercedes SFAS No. 123 which allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of January 1, 2006 and will apply to all awards granted modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company will adopt the standard as of the effective date. The Company expects to record additional compensation expense at that time.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which amends APB Opinion No. 29. The guidance in APB 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS No. 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. This statement became effective on June 15, 2005. The Company adopted the standard as of the effective date with no material impact on its results of operations, financial position or cash flows.

In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Jobs Creation Act”). The Jobs Creation Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our US tax return. FSP 109-1 became effective as of January 1, 2005. We do not expect that this deduction will have a significant impact on our effective tax rate in current or future years.

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

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt the standard as of the effective date and does not expect the adoption of FIN 47 to have a material effect on the Company’s financial position, cash flows or results of operations for the year ended December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the standard as of the effective date and is currently evaluating the impact, if any, on the Company’s results of operations, financial position or cash flows.

In June 2005, the FASB issued a FASB Staff Position No. 143-1 (“FSP 143-1”), Accounting for Electronic Equipment Waste Obligations, which provides guidance under SFAS No. 143 with respect to European operations that have been adopted by the European Union. FSP 143-1 requires a commercial user to incur costs associated with the retirement of historical electrical equipment waste. FSP 143-1 became effective the later of June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. Our UK operations are subject to the new FSP 143-1, which did not have a material effect on the Company’s financial position, cash flows or results of operations as of June 30, 2005.

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

Historically, we have viewed operating rig counts as a benchmark of spending in the US oil and gas industry for exploration and development efforts. Our standard equipment sales and services business generally correlates to changes in rig activity, but tends to lag behind the North American rig count trend. From a longer-term perspective, the US Department of Energy projects that US demand for and consumption of petroleum and natural gas products will increase through 2025, with higher consumption rates expected worldwide, driven by demand for refined products and the use of natural gas to power plants that generate electricity. As demand grows and reserves in the United States decline, producers and service providers in the oil and gas industry may continue to rely more heavily on global sources of energy and expansion into new markets. The industry continues to seek more innovative and technologically efficient means to extract hydrocarbons from existing fields, as production profiles change. As a result, additional and more complex equipment may be required to produce oil and gas from these fields, especially since many new oil and gas fields produce lower quality or contaminated hydrocarbon streams, requiring more complex production equipment. In general, these trends should increase the demand for our products and services. The following table summarizes the prices of domestic crude oil per barrel and the wellhead prices of natural gas per thousand cubic feet (“mcf”) for the six months ended June 30, 2005 and 2004, as well as averages for the years ended December 31, 2004 and 2003, derived from published reports by the U.S. Department of Energy, and the rotary rig count, as published by Baker Hughes Incorporated.

	Six Months Ended June 30,		Year Ended December 31,
	2005	2004	2004	2003
Average price of crude oil per barrel in the U.S.	$51.41	$36.82	$41.47	$27.56
Average wellhead price of natural gas per mcf in the U.S.	$6.89	$5.39	$5.50	$4.97
Average U.S. rig count	1,308	1,141	1,190	1,030

At June 30, 2005, the spot price of West Texas Intermediate crude oil was $56.35 per barrel and the price of Henry Hub natural gas was $7.01 per million British thermal units, or mmbtu, per the Dow Jones Energy Service. These spot prices reflect the overall volatility of oil and gas commodity prices in the current and recent years. At June 30, 2005, the US rig count was 1,355 per Baker Hughes Incorporated.

The following discussion of our historical results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes.

Certain segment amounts previously reported for the three and six months ended June 30, 2004 have been reclassified to conform to the presentation of segment amounts reported for the three and six months ended June 30, 2005.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 (unaudited)

Revenues. Revenues of $94.6 million for the three months ended June 30, 2005 increased $21.3 million, or 29%, from $73.3 million for the three months ended June 30, 2004. The following table summarizes revenues by business segment for the three months ended June 30, 2005 and 2004, respectively.

	Three Months Ended June 30,		Change	Percentage Change
	2005	2004
	(unaudited)
	(in thousands, except percentage change)
Oil & Water Technologies	$72,590	$53,664	$18,926	35%
Gas Technologies	7,277	10,718	(3,441)	(32)%
Automation & Controls	15,829	9,682	6,147	63%
Eliminations	(1,048)	(717)	(331)	46%

Total	$94,648	$73,347	$21,301	29%

Oil & Water Technologies revenues increased $18.9 million, or 35%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, due to increased demand for our products caused by increased exploration and development activity overall in the oil and gas industry. The average number of operating rotary rigs in the U.S. increased from 1,163 for the second quarter of 2004 to 1,336 for the second quarter of 2005, with Canadian rig counts increasing from an average of 202 to 241. This increase in activity contributed to improved sales of our traditional and standard equipment and services in North America and improved revenue from our built-to-order projects domestically and internationally. Inter-segment revenues for this business segment were $232,000 for the three months ended June 30, 2005, compared to $(43,000) for the three months ended June 30, 2004.

Revenues of $7.3 million for the three months ended June 30, 2005 for the Gas Technologies segment decreased $3.4 million, or 32%, compared to $10.7 million for the three months ended June 30, 2004. This decrease was primarily due to lower revenue from built to order projects, partially offset by increased throughput at our West Texas gas processing facility. There were no inter-segment revenues for this business segment for the three months ended June 30, 2005.

Revenues for the Automation & Controls segment of $15.8 million increased $6.1 million, or 63%, for the three months ended June 30, 2005, compared to $9.7 million for the three months ended June 30, 2004. Activity levels for the second quarter of 2005 improved due to growth in revenue from our West Africa operations and increased levels of activity in the Gulf of Mexico. Inter-segment sales increased from $760,000 for the three months ended June 30, 2004 to $816,000 for the three months ended June 30, 2005.

The change in revenues for Eliminations represents the elimination of inter-segment revenues discussed above.

Gross Profit. Gross profit for the three months ended June 30, 2005 increased $4.8 million, or 27%, to $22.4 million, compared to $17.6 million for the three months ended June 30, 2004. As a percentage of revenue, gross profit remained the same at 24% for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. The following table summarizes gross profit by business segment for the periods indicated:

	Three Months Ended June 30,		Change	Percentage Change
	2005	2004
	(unaudited)
	(in thousands, except percentage change)
Oil & Water Technologies	$14,343	$10,101	$4,242	42%
Gas Technologies	4,907	5,812	(905)	(16)%
Automation & Controls	3,148	1,718	1,430	83%

Total	$22,398	$17,631	$4,767	27%

Gross profit for the Oil & Water Technologies segment increased $4.2 million, or 42%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, primarily due to a 35% increase in revenues between the respective periods. As a percentage of revenue, gross margins were 20% and 19% for the three months ended June 30, 2005 and 2004, respectively. Improvements in margins resulted primarily from the sales of traditional and standard equipment and services.

Gross profit for the Gas Technologies segment for the three months ended June 30, 2005 decreased $905,000, or 16%, compared to the three months ended June 30, 2004, due to a 32% decrease in revenues between the respective periods primarily associated with our built to order projects and lower membrane sales. This was partially offset by increased margins from our gas processing operations. Gross margin as a percentage of revenues for Gas Technologies was 67% and 54% for the three-month periods ended June 30, 2005 and 2004, respectively.

Gross profit for the Automation & Controls segment increased $1.4 million, or 83%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, due to a 63% increase in revenues for the segment during the 2005 period and a favorable revenue composition. Gross margin as a percentage of revenue for the three months ended June 30, 2005 and 2004, respectively, was 20% and 18%.

Selling, General and Administrative Expense. Selling, general and administrative expense of $14.8 million for the three months ended June 30, 2005, increased $1.2 million, or 9%, compared to the three months ended June 30, 2004. This increase relates primarily to increased compensation expense from the expected lapse of restrictions on certain performance-based equity incentives in July 2005 related to the increase in our stock price during the second quarter of 2005. Overall headcount increased from 1,679 employees at June 30, 2004 to 1,732 employees at June 30, 2005.

Depreciation and Amortization Expense. Depreciation and amortization expense of $1.3 million for the three months ended June 30, 2005, decreased $32,000, or 2%, compared to the three months ended June 30, 2004.

Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement liability of $210,000 for the three months ended June 30, 2005 decreased $15,000, or 7%, compared to the three months ended June 30, 2004, primarily due to the impact of changes to the Medicare laws enacted by the U.S. Congress in December 2003.

Other, net. Other, net was an expense of $522,000 for the three months ended June 30, 2005, related primarily to $345,000 of expense resulting from the change in valuation of the outstanding warrants to purchase our common stock and to net realized and unrealized foreign exchange transaction losses. Other, net was an expense of $518,000 for the three months ended June 30, 2004 related primarily to net realized and unrealized foreign exchange transaction losses.

Provision for Income Taxes. Income tax expense for the three months ended June 30, 2005 was $1.9 million compared to $407,000 for the three months ended June 30, 2004. The change in tax expense was primarily attributable to an increase in pre-tax income of $3.4 million to $4.5 million for the three months ended June 30, 2005 from income of $1.0 million for the three months ended June 30, 2004. The effective tax rate was 42.8% and 40.0% for the three-month periods ended June 30, 2005 and 2004, respectively.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004 (unaudited)

Revenues. Revenues of $183.3 million for the six months ended June 30, 2005 increased $38.0 million, or 26%, from $145.3 million for the six months ended June 30, 2004. The following table summarizes revenues by business segment for the six months ended June 30, 2005 and 2004, respectively.

	Six Months Ended June 30,		Change	Percentage Change
	2005	2004
	(unaudited)
	(in thousands, except percentage change)
Oil & Water Technologies	$139,595	$108,239	$31,356	29%
Gas Technologies	15,174	17,542	(2,368)	(13)%
Automation & Controls	30,981	21,300	9,681	45%
Eliminations	(2,446)	(1,750)	(696)	40%

Total	$183,304	$145,331	$37,973	26%

Oil & Water Technologies revenues increased $31.4 million, or 29%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, primarily due to increased demand for our products caused by overall increased exploration and development activity in the oil and gas industry. The average number of operating rotary rigs in the U.S. increased from 1,141 for the first six months of 2004 to 1,308 for the first six months of 2005, with Canadian rig counts increasing from an average of 365 to 381. This increase in activity contributed to improved sales of our traditional and standard equipment and services and our built to order projects. Inter-segment revenues for this business segment were $523,000 for the six months ended June 30, 2005, compared to $186,000 for the six months ended June 30, 2004.

Revenues of $15.2 million for the six months ended June 30, 2005 for the Gas Technologies segment decreased $2.4 million, or 13%, compared to $17.5 million for the six months ended June 30, 2004. This decrease was primarily due to a reduction in built to order projects and decreased membrane sales. This was partially offset by increased throughput at our gas processing facilities. There were no inter-segment revenues for this business segment for the six months ended June 30, 2005.

Revenues for the Automation & Controls segment increased $9.7 million, or 45%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Activity levels for the first six months of 2005 improved due to increased level of activity in the Gulf of Mexico and growth in international sales and service. Inter-segment sales increased from $1.6 million for the six months ended June 30, 2004 to $1.9 million for the six months ended June 30, 2005.

The change in revenues for Eliminations represents the elimination of inter-segment revenues discussed above.

Gross Profit. Gross profit for the six months ended June 30, 2005 increased $9.2 million, or 27%, to $43.7 million, compared to $34.4 million for the six months ended June 30, 2004. As a percentage of revenue, gross profit remained constant from period to period at 24% for the six months ended June 30, 2005 and 2004, respectively. The following table summarizes gross profit by business segment for the periods indicated:

	Six Months Ended June 30,		Change	Percentage Change
	2005	2004
	(unaudited)
	(in thousands, except percentage change)
Oil & Water Technologies	$27,188	$21,369	$5,819	27%
Gas Technologies	10,024	9,811	213	2%
Automation & Controls	6,471	3,266	3,205	98%

Total	$43,683	$34,446	$9,237	27%

Gross profit for the Oil & Water Technologies segment increased $5.8 million, or 27%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, primarily due to a 29% increase in revenues between the respective periods. As a percentage of revenue, gross margins were constant at 20% for the six-month periods ended June 30, 2005 and 2004, respectively.

Gross profit for the Gas Technologies segment for the six months ended June 30, 2005 increased $213,000, or 2%, compared to the six months ended June 30, 2004, primarily due to increased revenues and improved margins from our gas processing operations, partially offset by a decrease in revenues from built to order projects. Gross margin as a percentage of revenues for Gas Technologies was 66% and 56% for the six months ended June 30, 2005 and 2004, respectively.

Gross profit for the Automation & Controls segment increased $3.2 million, or 98%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, due to a 45% increase in revenues for the segment during the 2005 period and a decrease in production expenses. Gross margin as a percentage of revenue for the six months ended June 30, 2005 and 2004, was 21% and 15%, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense of $29.0 million for the six months ended June 30, 2005, increased $2.1 million, or 8%, compared to the six months ended June 30, 2004. This increase in expense relates primarily to increased compensation from the lapse of restrictions on performance-based equity incentives award related to the increase in our stock price during the second quarter of 2005, higher incentive compensation based on operating results and higher administrative costs, partially offset by the gain on the sale of a UK facility of $388,000 during the first quarter of 2005. Overall headcount increased from 1,679 employees at June 30, 2004 to 1,732 employees at June 30, 2005.

Depreciation and Amortization Expense. Depreciation and amortization expense of $2.7 million for the six months ended June 30, 2005, decreased $83,000, or 3%, compared to the results for the six months ended June 30, 2004.

Write-off of Unamortized Loan Costs. We recorded a write-off of unamortized loan costs of $667,000 in March 2004 related to the retirement of our 2001 term loan and revolving credit facilities.

Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement liability of $420,000 for the six months ended June 30, 2005 decreased $30,000, or 7%, compared to the six months ended June 30, 2004, primarily due to the impact of changes to the Medicare laws enacted by the U.S. Congress in December 2003.

Other, net. Other, net was an expense of $484,000 for the six months ended June 30, 2005, related primarily to net realized and unrealized foreign exchange transaction gains, partially offset by $549,000 of expense related to the change in valuation of the outstanding warrants to purchase our common stock. Other, net was an expense of $972,000 for the six months ended June 30, 2004 related primarily to net realized and unrealized foreign exchange transaction losses.

Provision for Income Taxes. Income tax expense for the six months ended June 30, 2005 was $3.7 million compared to $378,000 for the six months ended June 30, 2004. The change in tax expense was attributable to an increase in pre-tax income to $9.1 million for the six months ended June 30, 2005 from $955,000 for the six months ended June 30, 2004. The effective tax rate was 40.4% and 40.0% for the six months ended June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

As of June 30, 2005, we had cash and working capital of $1.3 million and $44.0 million, respectively, as compared to cash and working capital of $2.2 million and $40.1 million, respectively, at December 31, 2004.

Net cash provided by operating activities for the six months ended June 30, 2005 was $7.0 million, compared to $3.5 million used for the six months ended June 30, 2004. The increase in cash provided by operating activities is related to the increase in net income and a decrease in accounts receivable and inventories offset partially by a reduction in accounts payable.

Net cash used in investing activities for the six months ended June 30, 2005 was $875,000, which included $1.8 million of capital expenditures, offset by $928,000 in proceeds from the sale of certain operating assets. For the six months ended June 30, 2004, cash used in investing activities was $1.5 million and related primarily to capital expenditures.

Net cash used in financing activities for the six months ended June 30, 2005 was $7.5 million. The primary use of funds for these financing activities was long-term debt repayments of $4.8 million, a reduction of bank overdrafts of $2.8 million and payment of dividends of $750,000 partially offset by $1.8 million of proceeds from the exercise of stock options by employees and former employees. For the six months ended June 30, 2004, the primary source of funds for financing activities was borrowings of $45.0 million under our 2004 term loan and revolving credit facilities, used to retire borrowings under our 2001 term loan and revolving credit facilities, including net repayments of $7.2 million under revolving credit arrangements and $32.4 million under the term loan portion of the related agreement. In addition, we incurred $886,000 of deferred financing fees associated with an amendment to the 2004 term loan and revolving credit facilities.

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

We recorded a charge of $667,000 in March 2004 to expense unamortized loan costs related to our 2001 term loan and revolving credit facilities, and incurred an additional $995,000 of deferred loan costs related to the 2004 term loan and revolving credit facilities, which will be amortized as interest expense through maturity of the facilities in March 2007. We also incurred approximately $115,000 of deferred loan cost primarily during the first quarter of 2005 associated with an amendment to the 2004 term loan and revolving credit facilities. This additional cost has been amortized over the term of the amendment which ended June 2005.

The 2004 term loan and revolving facilities agreement provides for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility (“EBITDA”), and ranging from, at our election, (1) a high of the London Interbank Offered Rate, or LIBOR, plus 2.75% to a low of LIBOR plus 2.00% or (2) a high of a base rate plus 1.75% to a low of a base rate plus 1.00%. We will pay commitment fees related to this agreement on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which were calculated at 0.375% as of June 30, 2005.

We had borrowings of $37.0 million outstanding under the term loan portion of the 2004 term loan at June 30, 2005, which bore interest at 5.69% to 5.94%. Borrowings outstanding under the revolving credit portion of the 2004 term loan and revolving credit facility at June 30, 2005 were $2.5 million at interest rates of 5.50% to 7.50%. We had letters of credit outstanding under the 2004 revolving credit facilities of $15.9 million at June 30, 2005. Availability under our 2004 revolving credit facilities is reduced by the amount of our outstanding letters of credit and loans. Fees related to these letters of credit at June 30, 2005 were approximately 2.25% of the outstanding balance. These letters of credit support contract performance and warranties and expire at various dates through February 2008.

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

We paid commitment fees of 0.50% and 0.375% for the quarter ended June 30, 2005 on the undrawn portion of the revolving credit facility of the 2004 term loan and revolving credit facilities, respectively.

The 2004 term loan and revolving facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio and a minimum net worth requirement. We were in compliance with all restrictive debt covenants in our loan agreements as of June 30, 2005. In March 2005, the Company’s lenders approved the amendment of various provisions of the 2004 term loan and revolving facilities effective January 1, 2005. This amendment revised certain restrictive debt covenants, modified certain defined terms and changes the submission of financial statements to the lenders to more closely reflect the SEC requirements for furnishing financial information.

On July 23, 2004, the Company and two of its subsidiaries entered into an international revolving credit agreement with Wells Fargo HSBC Trade Bank, N.A. providing for letters of credit and loans of up to $10 million, subject to borrowing base limitations. This working capital facility for export sales is secured by specific project inventory and receivables, as well as certain other inventory, accounts receivable and equipment, and is partially guaranteed by the US Export-Import Bank. Loans under this facility mature on March 31, 2007, and bear interest at either (1) a Base Rate, as defined in the agreement, less 0.25% or (2) the London Interbank Offered Rate (“LIBOR”) plus 2.00%, at the Company’s election. This facility replaced a similar export sales credit facility that terminated on July 23, 2004. Letters of credit outstanding under this facility as of June 30, 2005 were $6.5 million. This facility had fees related to letters of credit of approximately 1.00% of the outstanding balance for the period January 1, 2005 to June 30, 2005.

At June 30, 2005, available borrowing capacity under the 2004 term loan and revolving credit agreement and the export sales credit agreement were $13.3 million and $5.8 million, respectively. Although no assurances can be given, we believe that our operating cash flow, supported by our borrowing capacity, will be adequate to fund operations for at least the next twelve months. Should we decide to pursue acquisition opportunities, the determination of our ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

We had unsecured letters of credit and bonds totaling $181,000 and guarantees totaling $23.1 million at June 30, 2005.

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

Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder, into (1) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares) at June 30, 2005, and (2) a cash payment equal to the amount of dividends on such share that have accrued since the prior semi-annual dividend payment date. On June 15, 2005, we paid dividends of $750,000 on our Series B Preferred Shares related to the period January 1, 2005 through June 30, 2005.

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

The warrants issued to Lime Rock Partners II, L.P. have an exercise price of $10.00 per share of common stock and expire on March 25, 2006. We can force the exercise of the warrants if our common stock trades above $13.50 per share for 30 consecutive days, at which point the holder may elect to (1) exercise the warrants in full, (2) exercise for the net amount of shares issuable after deduction of the exercise price from the current market price of the shares on the date preceding the exercise date or (3) not to exercise the warrants, resulting in their termination. As of August 5, 2005, our stock has traded above the $13.50 level for 14 trading days. The warrants contain a provision whereby the holder could require us to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The resulting liability, originally recorded at $99,000, was recorded at $745,000 as of June 30, 2005, from $196,000 at December 31, 2004 reflecting the change in the fair value of the warrants. The Company recorded an expense of $345,000 and $549,000 for the quarter and six months ended June 30, 2005, respectively and an expense of $33,000 and no expense for the quarter and six months ended June 30, 2004, respectively. Similarly, changes in fair value in future periods will be recorded in net income during the period of the change.

Our bookings were $126.3 million and $230.1 million compared to $79.3 million and $183.4 million for the three and six months ended June 30, 2005 and 2004, respectively. Bookings increased $49.0 million and $55.7 million in the Oil & Water Technologies segment and $8.4 million and $4.7 million in the Automation & Controls segment for the three and six months ended June 30, 2005 and 2004, respectively. In the Gas Technologies segment, bookings decreased $10.4 million and $13.7 million for the three and six months ended June 30, 1005 and 2004, respectively.

Our sales backlog at June 30, 2005 was $124.3 million, compared to $102.0 million at June 30, 2004. Backlog increased $37.1 million for the Oil & Water Technologies segment, reflecting an increase in oilfield activity in 2005 compared to 2004. Backlog decreased $5.5 million for the Automation & Control segment, reflecting the completion of major projects building control panels for a customer in Kazakhstan. Gas Technologies backlog decreased $9.3 million primarily related to the timing of awards related to built to order contracts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations are conducted around the world in a number of different countries. Accordingly, future earnings are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Canada and the U.K. In Canada, most contracts are denominated in Canadian dollars, and most of the costs incurred are in Canadian dollars, which mitigates risks associated with currency fluctuations. In the U.K., many of our sales contracts and material purchases are denominated in a currency other than British pounds sterling, primarily U.S. dollars and euros, whereas our engineering and overhead costs are principally denominated in British pounds sterling. We have currency risk on our UK activities because a significant portion of their current backlog is in US dollars. We attempt to minimize our exposure to foreign currency exchange rate risk by requiring settlement in our functional currencies, when possible. However, we do not currently enter into forward contracts or other currency-related derivative hedge arrangements.

The warrants issued to the holders of our Series B Preferred Shares provide for a net-cash settlement in the event of a change in control, as defined in the warrants. Consequently, we use derivative accounting to record the warrant transaction. The liability representing the fair value of this derivative arrangement was recorded at $99,000 as of the date of issuance, March 25, 2003, and was adjusted to $745,000 as of June 30, 2005, to reflect the change in fair value of the warrants during the period. A cumulative expense of $646,000 has been recorded related to these warrants since issuance, including an expense of $549,000 for the six months ended June 30, 2005. Fair value, as agreed with the counter-party to the agreement, was based on a pricing model that included subjective assumptions concerning the volatility of our common stock, the expected term that the warrants would be outstanding, an expected dividend rate of zero and an overall liquidity factor. At each reporting date, the liability will be adjusted to current fair value, with any changes in fair value reported in earnings during the period of change. As such, we may be exposed to certain income fluctuations based upon changes in the fair market value of this liability due to changes in the price of our common stock, as well as other factors.

Our financial instruments are subject to changes in interest rates, including our revolving credit and term loan facilities and our working capital facility for export sales. At June 30, 2005, we had borrowings of $37.0 million outstanding under the term loan portion of the 2004 term loan and revolving credit facilities, at interest rates of 5.69% and 5.94%. We had borrowings of $2.5 million outstanding under the revolving credit portion of these facilities at June 30, 2005, at an interest rate of 5.50% to 7.50%. Borrowings under the long-term arrangement secured by our Magnolia manufacturing facility totaled $1.1 million and accrued interest at 6.50%.

Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. Assuming our current level of borrowings, a 100 basis point increase in interest rates under our variable interest rate facilities would decrease our current quarter net income by $58,000 and decrease our cash flow from operations by $102,000. In the event of an adverse change in interest rates, we could take action to mitigate our exposure. However, due to the uncertainty of actions that could be taken and the possible effects, this calculation assumes no such actions. Furthermore, this calculation does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures

Controls and Procedures

Members of our management team, including our Chief Executive Officer and our Chief Financial Officer, have reviewed our disclosure controls and procedures, as defined by the Securities and Exchange Commission in Rule 13a-15(e) of the Securities Exchange Act of 1934, as of June 30, 2005, in an effort to evaluate the effectiveness of the design and operation of these controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, following the changes in our internal controls implemented prior to this quarter, the Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of June 30, 2005.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The only pending legal proceeding involving NATCO or one of its subsidiaries previously reported to be material is the Jose Corona matter. The following provides an update to the discussions in our prior SEC reports.

Jose Corona, Individually and as Personal Representative of the Estate of Noe Corona, Sr., et al. v. NATCO Group Inc. and Jaime Liendo, 381st Judicial District Court, Starr County, Texas (Cause No. DC-04-175). This lawsuit, filed in 2004, arose from a 2003 automobile accident involving an employee of one of our subsidiaries and Noe Corona, Sr., who died from injuries sustained in the accident. Original and subsequent pleadings did not specify damages. Voluntary mediation was conducted on March 30, 2005, without success. Plaintiffs amended their pleadings on April 15, 2005 seeking damages of up to $30 million related to mental anguish, grief, bereavement, loss of society, companionship, damage to the familial relationship, and loss of care, counseling, and guidance allegedly suffered by six surviving adult children, as well as funeral and medical expenses and pain and suffering of Noe Corona. A second mediation was held on May 24, 2005, and the parties agreed to settle all plead and potential claims arising from the accident. The settlement, which is confidential, was funded by insurance, with NATCO paying a $100,000 deductible.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of NATCO Group Inc. was held on May 26, 2005 in Houston, Texas. At the annual meeting, the holders of 15,365,460 shares of NATCO common stock out of 16,176,834 common shares entitled to vote as of the record date and holders of 15,000 shares of preferred stock having voting power equivalent to 1,921,845 shares of common stock out of 15,000 preferred shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum. Holders of common stock and preferred stock voted as a single class on all proposals, resulting in 17,287,305 total voting shares present at the meeting and 18,098,679 total voting shares as of the record date.

Proposals submitted to a vote of security holders were:

(1) Election of three Class I members of the Board of Directors, each to hold office for a three-year term expiring at the annual meeting of stockholders in 2008.

	Number of Voting Shares
	For	Withheld	Broker Non-Vote
John U. Clarke	16,933,845	353,460	—
Patrick M. McCarthy	16,946,595	340,710	—
Thomas C. Knudson	17,280,612	6,693	—

(2) Ratification of KPMG LLP as our independent public accountants for the fiscal year beginning January 1, 2005.

Number of Voting Shares
For	Against	Abstained
16,030,397	1,187,408	69,500

Each of the proposals was approved by the requisite number of votes necessary for their adoption.

Item 6. Exhibits

Exhibit No.	Description
10.1	First Amendment to International Revolving Credit Agreement dated August 5, 2005 among NATCO Group Inc, National Tank Company and Total Engineering Services Team, Inc., and Wells Fargo HSBC Trade Bank, N.A.

31.1	Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATCO Group Inc.

Date: August 9, 2005	By:	/s/ JOHN U. CLARKE
Chairman of the Board and Chief Executive Officer

Date: August 9, 2005	By:	/s/ RICHARD W. FITZGERALD
	Name:	Richard W. FitzGerald Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	— First Amendment to International Revolving Credit Agreement dated August 5, 2005 among NATCO Group Inc, National Tank Company and Total Engineering Services Team, Inc., and Wells Fargo HSBC Trade Bank, N.A.

31.1	— Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 U.S.C. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	— Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 U.S.C. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	— Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002