Form 10-Q
period 2005-09-30
NATCO GROUP INC
filed 2005-11-14
CIK 1057693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005, the issuer had outstanding 16,890,715 shares of common stock, par value $0.01 per share.

NATCO GROUP INC.

FORM 10-Q

For the Quarter Ended September 30, 2005

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NATCO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,448	$2,194
Trade accounts receivable, less allowance for doubtful accounts of $1,086 and $1,229 as of September 30, 2005 and December 31, 2004 respectively	95,961	83,556
Inventories	32,992	38,639
Deferred income tax assets, net	3,880	3,395
Prepaid expenses and other current assets	3,914	3,901

Total current assets	144,195	131,685
Property, plant and equipment, net	33,358	35,917
Goodwill, net	80,919	80,676
Deferred income tax assets, net	3,406	3,216
Other assets, net	1,114	1,083

Total assets	$262,992	$252,577

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$6,429	$6,526
Accounts payable	38,161	45,373
Accrued expenses and other	36,762	27,840
Customer advances	13,486	10,453
Income taxes payable	250	1,425

Total current liabilities	95,088	91,617
Long-term debt	27,321	38,935
Long-term deferred tax liabilities	502	387
Postretirement benefits and other long-term liabilities	10,485	11,226

Total liabilities	133,396	142,165

Commitments and contingencies	—	—
Series B redeemable convertible preferred stock (aggregate redemption value of $15,000), $.01 par value. 15,000 shares authorized, issued and outstanding (net of issuance costs)	14,222	14,222
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares (of which 500,000 are designated as Series A and 15,000 are designated as Series B); no shares issued and outstanding (except Series B shares above)	—	—
Series A preferred stock, $.01 par value. Authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 16,875,765 and 15,890,534 shares as of September 30, 2005 and December 31, 2004, respectively	168	158
Additional paid-in capital	100,452	97,044
Accumulated retained earnings	13,914	7,229
Treasury stock, 9,674 and 852,819 shares at cost as of September 30, 2005 and December 31, 2004, respectively	(83)	(8,335)
Accumulated other comprehensive gain	923	94

Total stockholders’ equity	115,374	96,190

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$262,992	$252,577

See accompanying notes to unaudited condensed consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$102,400	$84,313	$285,704	$229,642
Cost of Goods Sold	77,551	65,353	217,172	176,237

Gross Profit	24,849	18,960	68,532	53,405
Selling, general and administrative expense	14,645	13,290	43,647	40,165
Depreciation and amortization expense	1,276	1,312	3,931	4,051
Closure, severance and other	2,076	2,677	2,166	2,762
Interest expense	942	903	3,033	2,709
Write-off of unamortized loan costs	—	—	—	667
Interest cost on postretirement benefit liability	210	225	630	675
Interest income	(5)	(5)	(70)	(111)
Other, net	1,630	420	2,024	1,394

Income before income taxes	4,075	138	13,171	1,093
Income tax provision	1,686	85	5,361	463

Net income	$2,389	$53	$7,810	$630
Preferred stock dividends	375	375	1,125	1,125

Net income (loss) allocable to common stockholders	$2,014	$(322)	$6,685	$(495)

Earnings (loss) per share—basic:
Net income (loss)	$0.12	$(0.02)	$0.42	$(0.03)

Earnings (loss) per share—diluted:
Net income (loss)	$0.12	$(0.02)	$0.41	$(0.03)

Basic weighted average number of shares of common stock outstanding	16,260	15,770	16,005	15,867
Diluted weighted average number of shares of common stock outstanding	16,793	15,770	16,364	15,867

See accompanying notes to unaudited condensed consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$7,810	$630
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(560)	(528)
Depreciation and amortization expense	3,931	4,051
Non-cash interest income	—	(88)
Non-cash interest expense	369	362
Write-off of unamortized loan costs	—	667
Tax benefit of stock options exercised	1,274	—
Revaluation of warrants	1,778	38
Interest cost on postretirement benefit liability	630	675
Net payments on postretirement benefit liability	(1,146)	(1,380)
Restricted stock expense	1,894	—
Gain on the sale of property, plant and equipment	(1,011)	(161)
Change in assets and liabilities:
Increase in trade accounts receivable	(14,061)	(6,441)
Decrease (increase) in inventories	5,711	(4,412)
Increase in prepaid expense and other current assets	(392)	(255)
Increase in long-term assets	(566)	(32)
(Decrease) increase in accounts payable	(7,731)	978
Increase in accrued expenses and other	9,832	446
Increase in customer advances	3,069	6,777

Net cash provided by operating activities	10,831	1,327

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(2,397)	(2,486)
Proceeds from the sale of property, plant and equipment	2,340	239

Net cash used in investing activities	(57)	(2,247)

Cash flows from financing activities:
Net repayments under long-term revolving credit facilities	(3,936)	(10,041)
Repayments of long-term debt	(7,621)	(34,036)
Borrowings of long-term debt	—	45,000
Proceeds from the issuance of preferred stock	—	121
Proceeds from the stock issuances related to stock options, net	6,530	1,817
Dividends paid	(750)	(750)
Deferred financing fees	(115)	(1,124)
Change in bank overdrafts	(6)	(294)

Net cash provided by (used in) financing activities	(5,898)	693

Effect of exchange rate changes on cash and cash equivalents	378	(4)

Increase (decrease) in cash and cash equivalents	5,254	(231)
Cash and cash equivalents at beginning of period	2,194	1,751

Cash and cash equivalents at end of period	$7,448	$1,520

Cash payments for:
Interest	$2,463	$1,755
Income taxes	$5,939	$306
Significant non-cash transactions:
Repayment of notes receivable from officers	—	$3,926
Treasury stock acquired	—	$(3,926)

See accompanying notes to unaudited condensed consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Reclassifications

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

Reclassifications

Certain reclassifications have been made to the fiscal year 2004 amounts in order to present these results on a comparable basis with amounts for fiscal 2005. These reclassifications had no effect on net income.

Commencing with this quarter, the Company has included postretirement payments as operating activities in the unaudited condensed consolidated statement of cash flows included in this report and has reclassified the September 30, 2004 period to be consistent with the current presentation. For the nine months ended September 30, 2004, this reclassification had the effect of reducing net cash provided by operating activities and net cash used in financing activities by $1.4 million from that previously reported. The Company considers this reclassification to be immaterial as it only affects presentation within the unaudited condensed consolidated statement of cash flows and does not impact the unaudited condensed consolidated balance sheet or statement of operations, debt balances or compliance with debt covenants. In addition, the Company does not believe a reader’s ability to understand other key aspects of our financial statements that might be pertinent to an investment decision have been affected as a result of these reclassifications.

The table below shows the effect of this cash flow reclassification for the six months ended June 30, 2005 and the three months ended March 31, 2005.

	Six Months Ended June 30, 2005			Three Months Ended March 31, 2005
	(Unaudited; in thousands)
	As Reported	Reclassification	Revised	As Reported	Reclassification	Revised
Cash flow provided by operating activities	$6,962	$(809)	$6,153	$1,462	$(388)	$1,074
Cash flow provided by (used in) investing activities	$(875)	$—	$(875)	$82	$—	$82
Cash flow used in financing activities	$(7,457)	$809	$(6,648)	$(2,475)	$388	$(2,087)

(2) Stock-Based Compensation

Certain of our employees and nonemployee directors participate in stock incentive plans that provide for grants of options to acquire shares of the Company’s common stock and grants of restricted stock and other forms of stock-based compensation. The Company accounts for its stock incentive plans by applying the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 allows entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. If entities continue to apply the provision of APB Opinion No. 25, pro forma net income and earnings per share disclosures are required for all employee stock option grants made in 1995 and subsequent years, as if the fair value-based method defined in SFAS No. 123 had been applied. SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to FASB Statement No. 123,” issued in December 2002, provided alternative methods to transition to the fair value method of accounting for stock-based compensation, on a volunteer basis, and required additional disclosures at annual and interim reporting dates. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosures required by SFAS No. 123. In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This amendment requires expensing of stock options and other share-based payments and supersedes SFAS No. 123 which allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as unvested portions of prior awards. The Company will adopt the standard as of the effective date. The Company is currently evaluating the total effect on the financial statements and the method to use when valuing stock options in conjunction with implementing SFAS 123R.

The Company determines pro forma net income and earnings per share by applying the Black-Scholes Single Option—Reduced Term valuation method. This valuation model requires management to make subjective assumptions about the volatility of NATCO’s common stock, the expected term of outstanding stock options, the Company’s risk-free interest rate and expected dividend payments during the contractual life of the options.

The following table summarizes these pro forma net earnings and earnings per share amounts for the three and nine months ended September 30, 2005 and 2004, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited; in thousands, except per share amounts)
Net income (loss) allocable to common stockholders—as reported	$2,014	$(322)	$6,685	$(495)
Add: Restricted stock expense, net of related tax effects	589	24	1,126	36
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(602)	(151)	(887)	(430)

Pro forma income (loss)	$2,001	$(449)	$6,924	$(889)

Earnings (loss) per share:
Basic—as reported	$0.12	$(0.02)	$0.42	$(0.03)
Basic—pro forma	$0.12	$(0.03)	$0.43	$(0.06)

Diluted—as reported	$0.12	$(0.02)	$0.41	$(0.03)
Diluted—pro forma	$0.12	$(0.03)	$0.42	$(0.06)

(3) Warrants

On March 25, 2003, the Company issued 15,000 shares of Series B Convertible Preferred Stock and warrants to purchase 248,800 shares of NATCO’s common stock to Lime Rock Partners II, L.P. The warrants had an exercise price of $10.00 per share of common stock and were to expire on March 25, 2006. The Company had the ability to force the exercise of the warrants if NATCO’s common stock traded above $13.50 per share for 30 consecutive trading days, at which point the holder could elect to (1) exercise the warrants in full, (2) exercise for the net amount of shares issuable after deduction of the exercise price from the current market price of the shares on the date preceding the exercise date or (3) not to exercise the warrants, resulting in their termination. The warrants contained a provision whereby the holder could require the Company to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The Company recorded the resulting liability of $99,000 as of the issuance date.

On August 26, 2005, Lime Rock exercised the warrants pursuant to the cashless exercise provision contained in the warrant instrument, resulting in no cash payment to the Company. The number of shares of common stock issued to Lime Rock was calculated based on the average of the closing price of the Company’s shares on the New York Stock Exchange for the ten trading-day period ending on the day prior to the exercise. The average price was $17.933, resulting in the issuance of 110,061 shares of common stock in exchange for the warrants.

As of December 31, 2004, the Company had a liability related to the warrants of $196,000. The Company adjusted this liability to fair value from the date of issuance through the date of exercise and recorded an expense of $1.2 million and $1.8 million for the quarter and nine months ended September 30, 2005, respectively, compared to an expense of $38,000 for each of the three and nine months ended September 30, 2004.

(4) Earnings (Loss) per Share

The Company computed basic earnings per share by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period. Net income allocable to common stockholders at September 30, 2005, represented net income less preferred stock dividends accrued. The

Company determined diluted earnings per common and potential common share at September 30, 2005, as net income allocable to common stockholders divided by the weighted average number of shares outstanding for the period, after applying the “if-converted” method to determine any incremental shares associated with convertible preferred stock, warrants and restricted stock outstanding. These shares were considered common and potential common shares for purposes of calculating earnings per share at September 30, 2005, in accordance with SFAS No. 128, “Earnings per Share.” Outstanding employee stock options were considered potential common shares for purposes of this calculation. There were no anti-dilutive common shares for the three months ended September 30, 2005, as all shares were in-the-money. However if anti-dilutive shares were included for the nine months ended September 30, 2005, the impact would have been a reduction of 17,411 shares. For the nine months ended September 30, 2004, all potential common shares related to employee stock options were considered anti-dilutive as the Company recorded a net loss allocable to common stockholders during the period. Anti-dilutive stock options were excluded from the calculation of potential common shares. If anti-dilutive shares were included in the calculation for the three month and nine month periods ended September 30, 2004, the impact would have been a reduction of 163,881 shares and 407,211 shares, respectively. The following table presents the computation of basic and diluted earnings (loss) per common and potential common share for the three months and nine months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(unaudited; in thousands, except per share amounts)
Net income	$2,389			$53
Less: Preferred stock dividends accrued	(375)			(375)

Basic EPS:
Income (loss) allocable to common stockholders	$2,014	16,260	$0.12	$(322)	15,770	$(0.02)

Effect of dilutive securities:
Warrants	—	55		—	—
Restricted stock	—	110		—	—
Stock options	—	368		—	—

Diluted EPS:
Income (loss) allocable to common stockholders	$2,014	16,793	$0.12	$(322)	15,770	$(0.02)

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(unaudited; in thousands, except per share amounts)
Net income	$7,810			$630
Less: Preferred stock dividends accrued	(1,125)			(1,125)

Basic EPS:
Income (loss) allocable to common stockholders	$6,685	16,005	$0.42	$(495)	15,867	$(0.03)

Effect of dilutive securities:
Warrants	—	32		—	—
Restricted stock	—	75		—	—
Stock options	—	252		—	—

Diluted EPS:
Income (loss) allocable to common stockholders	$6,685	16,364	$0.41	$(495)	15,867	$(0.03)

(5) Inventories

Inventories consisted of the following amounts:

	September 30, 2005	December 31, 2004
	(unaudited)
	(in thousands)
Finished goods	$8,404	$14,056
Work-in-process	13,605	9,887
Raw materials and supplies	15,538	19,116

Inventories at FIFO	37,547	43,059
Excess of FIFO over LIFO cost	(4,555)	(4,420)

	$32,992	$38,639

(6) Costs and Estimated Earnings on Uncompleted Contracts

Cost and estimated earnings on uncompleted contracts were as follows:

	September 30, 2005	December 31, 2004
	(unaudited)
	(in thousands)
Cost incurred on uncompleted contracts	$87,110	$98,328
Estimated earnings	21,553	22,947

	108,663	121,275
Less billings to date	97,909	110,976

	$10,754	$10,299

Included in the accompanying balance sheet under the captions:
Trade accounts receivable	$21,999	$19,396
Customer advances	(11,245)	(9,097)

	$10,754	$10,299

(7) Closure, Severance and Other

Effective September 17, 2005, the Company and Patrick M. McCarthy entered into a second amendment to Mr. McCarthy’s Employment Agreement, as amended. Under the terms of the second amendment, which was reviewed and approved by the Company’s Board of Directors, Mr. McCarthy will continue to serve as President until June 30, 2006 unless sooner terminated by the Company or Mr. McCarthy on or after March 1, 2006.

Pursuant to an earlier amendment to the Employment Agreement entered into in September 2004 following the departure of the Company’s then Chief Executive Officer, if Mr. McCarthy were to remain employed in the capacity of President of the Company for a period of nine months following the appointment of a permanent Chief Executive Officer other than Mr. McCarthy, Mr. McCarthy would have the right to elect to terminate his employment at any time during the 10-day period following such nine-month anniversary and receive severance benefits equal to two times his base salary, his pro rata bonus for the year through the date of termination, continuation of health care benefits for a period of 18 months following termination, immediate vesting on the termination date of all options granted prior to 2005 and lapse of all restrictions on any restricted stock granted prior to 2005 on the termination date. Mr. McCarthy was granted option and restricted stock awards in June 2005 that were subject to forfeiture in the event Mr. McCarthy exercised this election. The 10-day period commenced on September 7, 2005 and terminated on September 17, 2005.

In the second amendment, Mr. McCarthy agreed to remain as President of the Company for an additional period to terminate no later than June 30, 2006 in consideration for: (1) receiving the amounts to which he would otherwise have been entitled had he exercised the election described above, with $247,000 of the amount due with respect to base salary to be paid to Mr. McCarthy on or before October 3, 2005 and the remaining $388,470 payable, at the Company’s election, either in a lump sum or in bi-weekly payments over an 11-month period, commencing, in each case, on a date that is seven months after the date on which Mr. McCarthy separates from service; (2) continuation of salary and benefits through the date of termination, with salary subject to increase if the Board makes adjustments generally to the salary levels of the senior management team; (3) a guaranteed bonus for 2005 of not less than his target bonus (that is, 60% of his base salary), payable in accordance with the operation of the 2005 bonus plan; (4) a pro rata share of his target bonus for 2006, payable in accordance with the operation of the applicable plan then in effect; (5) the right to one-third of the options granted to him in June 2005 and the lapse of restrictions on one-third of the restricted stock granted to him in June 2005, in each case if Mr. McCarthy does not voluntarily terminate his employment prior to June 30, 2006; and (6) continuation of health care coverage for 18 months, commencing with the month following the last day of his employment. In the event of a change in control during the period of his continued employment, Mr. McCarthy will be entitled to the greater of the benefits described in the Employment Agreement and the change in control agreement offset by any amounts or entitlements described above that have been paid to that time.

All other terms of the Employment Agreement, including but not limited to Mr. McCarthy’s agreement not to compete with the Company for a period of one year following his termination of employment, remain in full force and effect.

The Company recorded a charge of $1.2 million in the third quarter of 2005 related to Mr. McCarthy’s amended employment agreement, in addition to the previously accrued expense of $155,000 related to his 2005 bonus. The Company may incur additional charges with respect to acceleration of one-third of the options granted to Mr. McCarthy in 2005 and lapse of restrictions on one-third of the restricted stock awarded to Mr. McCarthy in 2005. An estimate of these charges will be accrued and expensed over the estimated remaining term of the Employment Agreement, as amended.

During the third quarter of 2005, severance costs of approximately $799,000 were recorded related to redundancy of certain personnel in the Company’s UK operations.

In December 2004, the Company recorded severance expense of $1.3 million related to a restructuring plan that included involuntary termination of certain administrative and operating personnel in the UK and Canada. The Company recorded facility closure costs of $42,000 and a gain on foreign exchange of $15,000 and made cumulative payments of $1.0 million in the first three quarters of 2005 related to this plan. The Company also recorded a gain of $388,000 on the sale of a facility in the UK during the first quarter of 2005. Additionally, the Company took a valuation adjustment charge of approximately $217,000 in the third quarter of 2005 related to this restructuring plan and reversed approximately $216,000 of previously accrued amounts. At September 30, 2005, the Company had a liability of approximately $613,000 related to this restructuring plan.

In September 2004, the Company recorded severance expense of $210,000 related to staff reductions in the Oil & Water Technologies segment. As of September 30, 2005, the Company had no remaining liability related to this matter.

On July 28, 2004, the Company entered into a Separation Agreement with Mr. Nathaniel A. Gregory, then the Company’s CEO, pursuant to which Mr. Gregory stepped down as Chairman of the Board of Directors on that date and agreed to resign from the Company on September 7, 2004. The Company recorded an expense of approximately $2.5 million related to (1) severance payments, (2) continuation of Mr. Gregory’s welfare benefits for a period of 36 months following separation, (3) extending the exercise dates for Mr. Gregory’s outstanding options to 18 months following the separation date (for which the Company recorded approximately $62,000 for stock based employee compensation expense), (4) payment of certain of his attorneys’ fees in connection with the Separation Agreement and (5) reimbursement of certain moving expenses. The Company has paid $2.4 million of this amount through September 30, 2005. As of September 30, 2005, the Company had a liability of $60,000 related to the separation agreement.

The Company also agreed to (1) accelerate vesting of any of Mr. Gregory’s outstanding options, (2) reimburse certain living and commuting expense through the separation date consistent with past practice, (3) continue providing director and officer indemnification insurance for a period of time, (4) pay bonuses earned through the separation date pursuant to the Company’s bonus plan and (5) continue to reimburse expenses for Mr. Gregory’s office space in Connecticut through December 31, 2004. The cost of these items has been or will be expensed in the period incurred. Under this Agreement, Mr. Gregory agreed to provide advisory services for a period of one year following the separation date, when and as requested by the Board, and to release the Company from certain potential claims. The parties also agreed on certain procedures for the repayment of Mr. Gregory’s then outstanding loans to the Company, which were paid in full on July 28, 2004.

In June 2004, the Company recorded and paid severance expense of $111,000 primarily associated with staff reductions in the Automation & Controls segment and a subsidiary within the Oil & Water Technologies segment.

In December 2003, the Company’s management approved additional restructuring costs including a plan to close a location in Singapore and recorded closure, severance and other expense of $692,000, of which $515,000 related to severance, $35,000 related to the termination of a lease arrangement and $142,000 related to employee relocation. The Company had no liability related to this restructuring plan as of September 30, 2005, and does not expect to incur additional costs related to this office closure in 2005. The liability related to this restructuring plan was $163,000 at September 30, 2004.

In September 2003, the Company recorded expenses of $722,000 associated with a management-approved restructuring plan, which included the involuntary termination of certain administrative and operating personnel in connection with the closure of a manufacturing facility in Covington, Louisiana, at the Company’s corporate headquarters, at the Company’s research and development facility in Tulsa, Oklahoma, and related to the consolidation of operations in the UK. Of the total expense recognized under this restructuring plan, $640,000 related to post-employment benefits, which were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Post-employment Benefits, an amendment of FASB Statements No. 5 and 43,” and $82,000 related to consultant’s fees, equipment moving costs and employee relocations, which were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the year ended December 31, 2004, the Company incurred an additional $51,000 of expense related to this restructuring plan, offset by accrual reversals as a result of changes in the assessment of liability under this plan totaling $77,000, resulting in an increase in net income of $26,000 for the year ended December 31, 2004. The Company had a liability of $28,000 related to this restructuring plan as of September 30, 2005 and does not expect to incur additional costs in 2005.

Following is a summary of Closure, severance and other expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited, in thousands)
Severance	$2,032	$2,677	$2,072	$2,762
Contract expenses and other	44	—	94	—

	$2,076	$2,677	$2,166	$2,762

A roll forward of the Company’s accrued Closure, severance and other costs as of September 30, 2005 and December 31, 2004, follows (unaudited, in thousands):

Balance at December 31, 2004	$1,547
Payments	(1,329)
Severance accrual, net	2,072
Other (1)	(56)

Balance at September 30, 2005	$2,234

(1)	Foreign exchange impact of $(150,000) and $94,000 of closure costs.

The estimated payment of this liability at September 30, 2005 is $946,000 in 2005, $523,000 in 2006 and $258,000 in 2007. In addition, the Company has an estimated non-cash liability related to equity awards of $507,000.

(8) Long-Term Debt

The Company had the following consolidated borrowings as of the date indicated:

	September 30, 2005	December 31, 2004
	(unaudited)
	(in thousands, except percentages)
Bank debt
2004 term loan with variable interest rate (5.69% to 7.75% at September 30, 2005) and quarterly payments of principal ($1,607) and interest, due March 31, 2007	$33,750	$40,179
2004 revolving credit bank loans with variable interest rate and quarterly interest payments, due March 31, 2007	—	4,090
Promissory note with variable interest rate and quarterly payments of principal ($24) and interest, due February 8, 2007	—	1,192
Revolving credit bank loans (export sales facility) with variable interest rate and monthly interest payments, due March 31, 2007	—	—

Total	$33,750	$45,461
Less current installments	(6,429)	(6,526)

Long-term debt	$27,321	$38,935

On July 23, 2004, the Company and two of its subsidiaries entered into an international revolving credit agreement with Wells Fargo HSBC Trade Bank, N.A. providing for loans of up to $10 million, subject to borrowing base limitations. This working capital facility for export sales is secured by specific project inventory and receivables, as well as certain other inventory, accounts receivable and equipment, and is partially guaranteed by the US Export-Import Bank. Loans under this facility mature on March 31, 2007, and bear interest at either (1) a Base Rate, as defined in the agreement, less 0.25% or (2) the London Interbank Offered Rate (“LIBOR”) plus 2.00%, at the Company’s election. This facility replaced a similar export sales credit facility that terminated on July 23, 2004. Letters of credit outstanding under this facility as of September 30, 2005 were $4.2 million. This facility had fees related to letters of credit of approximately 1.00% of the outstanding balance for the period June 30, 2005 to September 30, 2005.

On March 15, 2004, the Company entered into a new term loan and revolving facilities agreement, referred to as the 2004 term loan and revolving credit facilities, which provides for a term loan of $45.0 million, a US revolving facility with a borrowing capacity of $20.0 million, a Canadian revolving facility with a borrowing capacity of $5.0 million and a UK revolving facility with a borrowing capacity of $10.0 million. All of the borrowing capacities under the 2004 revolving facilities agreement are subject to borrowing base limitations.

The Company recorded a charge of $667,000 in March 2004 to expense unamortized loan costs related to its previous term loan and revolving credit facilities, and incurred an additional $995,000 of deferred loan costs related to the 2004 term loan and revolving credit facilities (referred to as the 2001 term loan and revolving credit facilities), which will be amortized as interest expense through the term of the 2004 facilities to March 2007. The Company also incurred approximately $115,000 of deferred loan cost primarily during the first quarter of 2005 associated with an amendment to the 2004 term loan and revolving credit facilities. This additional cost was amortized over the term of the amendment which ended June 2005.

The 2004 term loan and revolving facilities agreement provides for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility (“EBITDA”), and ranging from, at the Company’s election, (1) a high of LIBOR plus 2.75% to a low of LIBOR plus 2.00% or (2) a high of a base rate plus 1.75% to a low of a base rate plus 1.00%. The Company will pay commitment fees related to this agreement on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which were calculated at 0.375% at September 30, 2005.

Borrowings of $33.8 million were outstanding under the term loan portion of the 2004 term loan and revolving credit facility at September 30, 2005, which bore interest at an average rate of 6.25%. During the third quarter 2005, the Company repaid $2.5 million under the revolving credit portion and there were no borrowings outstanding for the revolving credit portion of these facilities at September 30, 2005. The Company had letters of credit outstanding under the 2004 term loan and revolving facilities of $15.8 million at that date. Fees related to these letters of credit were approximately 2.00% of the outstanding balance at September 30, 2005. These letters of credit support contract performance and warranties and expire at various dates through February 2008.

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

The Company paid commitment fees of 0.375% for the quarter ended September 30, 2005 on the undrawn portion of the revolving credit facilities of the 2004 term loan and revolving credit facilities.

The 2004 term loan and revolving facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio and impose a minimum net worth requirement. In March 2005, the Company’s lenders approved an amendment of various provisions of the 2004 term loan and revolving facilities effective January 1, 2005. This amendment revised certain restrictive debt covenants, modified certain defined terms and changed the submission of financial statements to the lenders to more closely reflect the current SEC requirements for furnishing financial information. On September 30, 2005, the Company was in compliance with all restrictive debt covenants under its loan agreements.

With respect to the 2004 term loan and revolving credit facilities, NATCO has agreed that it will not make any distributions of any property or cash to the Company or its stockholders except dividends required under the Series B Preferred Stock provisions. No dividends were declared or paid to preferred or common stockholders during the quarter ended September 30, 2005.

On February 6, 2002, the Company borrowed $1.5 million under a long-term promissory note to finance the purchase of a manufacturing facility in Magnolia, Texas. This note accrued interest at the 90-day LIBOR plus 3.25%, and required quarterly payments of principal of approximately $24,000 and interest for five years beginning May 2002, with a final balloon payment due February 2007. This promissory note was collateralized by the manufacturing facility in Magnolia, Texas. This note was paid in full during the third quarter of 2005.

The Company previously maintained a working capital facility for export sales that provided for aggregate borrowings of $10.0 million, subject to borrowing base limitations, which expired on July 23, 2004, when it was replaced by the export credit facility described above. This export sales credit facility was secured by specific project inventory and receivables, and was partially guaranteed by the US Export-Import Bank.

The Company also had unsecured letters of credit and bonds totaling $181,000 and guarantees totaling $23.4 million at September 30, 2005.

(9) Income Taxes

NATCO’s effective income tax rate for the nine months ended September 30, 2005 was 40.7%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials, losses in foreign subsidiaries, changes in valuation allowances recorded and certain permanent book-to-tax differences including the impact of the exercised warrants. There are certain prior tax returns currently under review by taxing authorities. Although we believe we have adequately provided for income taxes, the ultimate outcome may differ from the amounts recorded in our financial statements. Such determinations could materially affect our financial results in that period or such periods for which such determination is made.

(10) Business Segments

NATCO restructured its organization effective as of January 1, 2005 in order to improve our execution and customer focus. The new reporting units are Oil & Water Technologies, Gas Technologies and Automation & Controls.

•	The Oil & Water Technologies group includes both standard and traditional oil and gas separation and dehydration equipment sales and related services and built to order systems focused primarily on oil and water production and processing.

•	The Gas Technologies group includes our CO2 membrane business, the assets and operating relationship related to our gas processing facilities in West Texas, H2S removal technologies including Shell Paques™ and other built-to-order gas-related technologies that focus on removing contaminants from the gas stream.

•	The Automation & Controls group remains unchanged, focusing on sales of new control panels and systems which monitor and control oil and gas production, as well as field service activities including repair, maintenance, testing and inspection services for existing systems.

NATCO allocates corporate and other expenses to each of the business segments. This allocation is based on headcount, total assets, revenues and bookings. Corporate assets are allocated to the segments based on the total assets of the segment. The accounting policies of the reportable segments were consistent with the policies used to prepare the Company’s condensed consolidated financial statements for the respective periods presented. The Company evaluates the performance of its operating segments based on total segment profit, which is defined as net income before net interest expense, income taxes, depreciation and amortization expense, closure and other, write-off of unamortized loan costs, other, net and accounting changes.

Certain segment amounts previously reported for the three and nine months ended September 30, 2004 have been reclassified to conform to the presentation of segment amounts reported for the three and nine months ended September 30, 2005.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

	Oil & Water Technologies	Gas Technologies	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)
Three Months Ended September 30, 2005
Revenues from unaffiliated customers	$76,114	$12,798	$13,488	—	$102,400
Inter-segment revenues	98	—	1,254	$(1,352)	—
Segment profit(1)	2,961	6,546	697	—	10,204
Total assets	180,533	59,099	23,360	—	262,992
Capital expenditures	452	98	44	—	594
Depreciation and amortization	628	556	92	—	1,276

Three Months Ended September 30, 2004
Revenues from unaffiliated customers	$59,841	$11,302	$13,170	—	$84,313
Inter-segment revenues	(23)	—	973	$(950)	—
Segment profit(1)	542	4,692	436	—	5,670
Total assets	172,742	54,580	20,510	—	247,832
Capital expenditures	627	84	288	—	999
Depreciation and amortization	673	545	94	—	1,312

	Oil & Water Technologies	Gas Technologies	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)

Nine Months Ended September 30, 2005
Revenues from unaffiliated customers	$215,186	$27,972	$42,546	—	$285,704
Inter-segment revenues	620	—	3,175	$(3,795)	—
Segment profit(1)	6,878	14,426	3,581	—	24,885
Total assets	180,533	59,099	23,360	—	262,992
Capital expenditures	1,914	153	330	—	2,397
Depreciation and amortization	1,999	1,653	279	—	3,931

Nine Months Ended September 30, 2004
Revenues from unaffiliated customers	$167,893	$28,844	$32,905	—	$229,642
Inter-segment revenues	162	—	2,535	$(2,697)	—
Segment profit(1)	(331)	12,700	871	—	13,240
Total assets	172,742	54,580	20,510	—	247,832
Capital expenditures	1,921	220	345	—	2,486
Depreciation and amortization	2,129	1,626	296	—	4,051

(1)	Segment profit is a non-GAAP financial measure. A reconciliation of total segment profit to net income is set forth below.

The following table reconciles total segment profit (a non-GAAP financial measure) to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited, in thousands)
Total segment profit	$10,204	$5,670	$24,885	$13,240
Net interest expense	1,147	1,123	3,593	3,273
Depreciation and amortization	1,276	1,312	3,931	4,051
Closure, severance and other	2,076	2,677	2,166	2,762
Write-off of unamortized loan costs	—	—	—	667
Other, net	1,630	420	2,024	1,394

Net income before income taxes	4,075	138	13,171	1,093
Income tax provision	1,686	85	5,361	463

Net income	$2,389	$53	$7,810	$630

The following table provides further information on revenues by product line within the Oil & Water Technologies segment for the three and nine months ended September 30, 2005 and 2004.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited, in thousands)
Traditional/standard/used equipment	$46,671	$45,681	$141,921	$115,322
Built to order	30,754	16,746	77,678	57,121
Eliminations	(1,213)	(2,609)	(3,793)	(4,388)

Total Oil & Water Technologies segment revenue	$76,212	$59,818	$215,806	$168,055

The Company’s geographic data related to total assets for continuing operations for the nine months ended September 30, 2005 and December 31, 2004 were as follows:

	United States	Canada	United Kingdom	Other	Consolidated
	(unaudited, in thousands)
September 30, 2005
Total assets	$154,887	$25,659	$75,551	$6,895	$262,992
December 31, 2004
Total assets	$146,964	$26,592	$72,910	$6,111	$252,577

(11) Pension and Other Postretirement Benefits

The Company maintains postretirement benefit plans that provide health care and life insurance benefits for retired employees of a predecessor company. These plans are accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” The Company has recorded a liability based upon the actuarially determined accumulated postretirement benefit obligation associated with these plans.

On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug Improvement, and Modernization Act of 2003. In May 2004, the Financial Accounting Standards Board issued SFAS Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This pronouncement requires the Company to determine whether or not the benefit provided under its plans is at least “actuarially equivalent” to the Medicare prescription drug-benefit (Medicare Part D). If the benefit provided is at least actuarially equivalent to Medicare Part D and this federal subsidy is deemed a significant event, the Company is required to account for the federal subsidy attributable to past services as an actuarial gain under FSP SFAS No. 106-2 and to reduce the accumulated postretirement benefit obligation. For the portion of the federal subsidy attributable to current or future service, the Company is required to reduce net periodic postretirement benefit cost while the employee provides the service. The Company’s actuary made a preliminary assessment that the benefits provided under its postretirement benefit plans are at least actuarially equivalent to Medicare Part D and that this law could reduce the Company’s overall accumulated postretirement benefit obligation by approximately $2.2 million, and thereby reduce the annual net periodic benefit cost associated with these plans. Based on this assessment, for the year ended December 31, 2004, net periodic benefit cost was reduced by approximately $374,000, of which approximately $170,000 related to a reduction of interest cost and approximately $204,000 related to a reduction of the amortization of the cumulative experience loss, to reflect the most recent estimate of the Company’s net periodic benefit cost under these postretirement benefit plans.

The following table summarizes the components of net periodic benefit cost under the Company’s postretirement benefit plans as of September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited, in thousands)
Unrecognized prior service cost	$(177)	$(146)	$(531)	$(438)
Interest cost	210	221	630	663
Unrecognized loss	177	150	531	450

Net periodic benefit cost	$210	$225	$630	$675

During 2004 and 2005, modifications were made to increase the level of contributions provided to the plans by the plan participants.

(12) Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets with indefinite lives, including goodwill, on an impairment basis, while intangible assets with a defined term, such as patents, are amortized over the useful life of the asset.

Intangible assets subject to amortization as of September 30, 2005 and December 31, 2004 were:

	As of September 30, 2005		As of December 31, 2004
Type of Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited, in thousands)
Deferred financing fees	$1,110	$624	$995	$256
Patents	191	69	164	52
Other	617	113	308	81

Total	$1,918	$806	$1,467	$389

Amortization and interest expense of $104,000 and $109,000 were recognized related to these assets for the three months ended September 30, 2005 and 2004, respectively and $422,000 and $370,000 for the nine months ended September 30, 2005 and 2004, respectively. During the first quarter of 2004, the Company recorded expense of $667,000 related to the write-off of deferred financing fees, resulting from the retirement of the 2001 term loan and revolving credit facilities. See Note 8, Long-Term Debt. The estimated aggregate amortization and interest expense for these assets for each of the following five fiscal years is: 2005—$415,000; 2006—$418,000; 2007—$129,000; 2008—$49,000; and 2009—$35,000. For segment reporting purposes, these intangible assets and the related amortization expense were allocated to each segment.

Net goodwill of $80.9 million at September 30, 2005 was comprised of $47.4 million, $29.1 million and $4.4 million for the Oil & Water Technologies reporting unit, Gas Technologies reporting unit and Automation & Controls reporting unit, respectively. Net goodwill of $80.7 million at December 31, 2004 was comprised of $47.3 million, $29.0 million and $4.4 million for the Oil & Water Technologies reporting unit, Gas Technologies reporting unit and Automation & Controls reporting unit, respectively. The change in the value of goodwill between September 30, 2005 and December 31, 2004 was due entirely to the impact of foreign currency exchange rate changes.

In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2004, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the nine months ended September 30, 2005, as management noted no indications of goodwill impairment. In accordance with SFAS No. 142, goodwill was reallocated based upon the fair value method with the change in the business segments effective January 1, 2005 and reclassifications have been made to the prior year for comparable information.

(13) Warranty Costs

Estimated future warranty obligations related to products are charged to cost of goods sold in the period in which the related revenue is recognized. A tabular reconciliation of the changes in the Company’s aggregate product warranty liability for the nine months ended September 30, 2005, is set forth below (unaudited, in thousands).

Balance at December 31, 2004	$1,657
Foreign currency translation	(43)
Payments/charges	(1,830)
Net accruals	2,286

Balance at September 30, 2005	$2,070

(14) Litigation

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

Jose Corona, Individually and as Personal Representative of the Estate of Noe Corona, Sr., et al. v. NATCO Group Inc. and Jaime Liendo, 381st Judicial District Court, Starr County, Texas (Cause No. DC-04-175). This lawsuit, filed in 2004, arose from a 2003 automobile accident involving an employee of one of our subsidiaries and Noe Corona, Sr., who died from injuries sustained in the accident. The original filing did not specify damages. Mediation was conducted on March 30, 2005, with no success. Plaintiffs amended the filing on April 15, 2005 to plead damages of up to $30 million related to mental anguish, grief, bereavement, loss of society, companionship, damage to the familial relationship, and loss of care, counseling, and guidance allegedly suffered by six surviving adult children, as well as funeral and medical expenses and pain and suffering of Noe Corona. A second mediation was held on May 24, 2005 and the parties agreed to settle all plead and potential claims arising from the accident. The settlement, which is confidential, was funded by insurance, with NATCO paying a $100,000 deductible.

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

(15) Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this pronouncement on June 15, 2005, with no material impact on its results of operations, financial position or cash flows.

In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This amendment requires expensing of stock options and other share-based payments and supercedes SFAS No. 123 which allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of January 1, 2006 and will apply to all awards granted modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company will adopt the standard as of the effective date and may record additional compensation expense at that time.

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

In June 2005, the FASB issued a FASB Staff Position No. 143-1 (“FSP 143-1”), Accounting for Electronic Equipment Waste Obligations, which provides guidance under SFAS No. 143 with respect to European operations that have been adopted by the European Union. FSP 143-1 requires a commercial user to incur costs associated with the retirement of historical electrical equipment waste. FSP 143-1 became effective the later of June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. Our UK operations are subject to the new FSP 143-1, which did not have a material effect on the Company’s financial position, cash flows or results of operations as of September 30, 2005.

In September 2005, the FASB’s Emerging Issues Task Force (EITF) issued EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” This pronouncement provides additional accounting guidance for situations involving inventory exchanges between parties to that contained in APB

Opinion No. 29, “Accounting for Nonmonetary Transactions” and SFAS 153, “Exchanges of Nonmonetary Assets.” The standard is effective for new arrangements entered into in reporting periods beginning after March 15, 2006, and to all inventory transactions that are completed after December 15, 2006 for arrangements entered into prior to March 15, 2006. The Company is in the process of evaluating the impact, if any, of this standard and will adopt it on or before the effective date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this document include, but are not limited to, discussions regarding indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company’s results of operations (see “—Industry and Business Environment”), future uses of and requirements for financial resources (see “—Liquidity and Capital Resources”), and bookings and backlog levels in 2005 (see “—Liquidity and Capital Resources”). Our expectations about our business outlook, customer spending, oil and gas prices, our business environment and that of the industry in general are only our expectations regarding these matters. Actual results may differ materially from those expressed in the forward-looking statements for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of OPEC, conflict involving the United States or in major petroleum producing or consuming regions, acts of terrorism, the development of technology that could lower overall finding and development costs, weather patterns, the overall condition of capital and equity markets for countries in which we operate and the final resolution of the matters addressed in the outstanding Securities and Exchange Commission comment letter discussed below under “—Other Matters.”

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

•	The Oil & Water Technologies group includes both standard and traditional oil and gas separation and dehydration equipment sales and related services and built to order systems focused primarily on oil and water production and processing.

•	The Gas Technologies group includes our CO2 membrane business, the assets and operating relationship related to our gas processing facilities in West Texas, H2S removal technologies including Shell Paques™ and other built-to-order gas-related technologies that focus on removing contaminants from the gas stream.

•	The Automation & Controls group remains unchanged, focusing on sales of new control panels and systems which monitor and control oil and gas production, as well as field service activities including repair, maintenance, testing and inspection services for existing systems.

As a result of these changes and others, we expect to benefit from greater efficiencies and revenue growth while immediately pursuing cost reduction initiatives designed to reduce expenses by at least $10 million through the second quarter of 2006, half of which are expected to be realized in 2005. These initiatives include: strategic repositioning of our UK-based subsidiary, Axsia, to achieve better marketing and engineering integration within NATCO’s organization; implementation of lean management techniques designed to eliminate excess manufacturing capacity, increase capacity utilization and improve productivity; cost management within the branch network and field personnel; a reduction in operating, interest and general and administrative expenses arising from improved procurement practices, inventory management, overhead reductions and working capital discipline; and continuous review of our worldwide organization to achieve an efficient, cost effective structure designed to meet an ever-changing business environment.

Gulf of Mexico Hurricanes

Our business operations in Louisiana, Mississippi and Texas along the Gulf of Mexico were impacted by two significant hurricanes, Katrina and Rita, during the third quarter of 2005. Both manufacturing and field services activities were impacted in our Automation and Control and Oil and Water Technologies segments. We estimated an approximate $2.5 million reduction or delay in revenues during the third quarter of 2005 from the storms. The overall unfavorable impact to Segment Profit for the third quarter from the two hurricanes is approximately $1.2 million, split evenly between the two segments. This estimated amount includes the margin impact from the delay in revenues, higher underabsorption of overhead for manufacturing and field personnel, modest damaged property repairs and the Company’s assistance costs for our affected employees. All of our facilities and operations were back in service during October and we estimate the fourth quarter carryover impact from the two hurricanes will be approximately $500,000.

Other Matters

Section 408 of the Sarbanes—Oxley Act of 2002 requires that the staff of the Securities and Exchange Commission (the “SEC Staff”) review the filings of all reporting companies not less frequently than once every three years. The SEC Staff recently reviewed the Company’s periodic reports and issued a letter (the “Comment Letter”) commenting on certain aspects of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005. The Company believes that most issues raised in the Comment Letter have been addressed, and has included related disclosures in this report or will include them in future filings. While there may be others, the Company believes that three items from the Comment Letter remain under consideration at this time.

First, in the Comment Letter, the SEC Staff asked the Company to review and consider whether to separately state revenues related to products and services. The SEC Staff also has requested the Company to provide additional information on services that are ancillary to product sales and on revenue recognition for contracts encompassing both products and services. The Company is in the process of responding to the SEC Staff’s comments.

Second, in the Comment Letter, the SEC Staff asked the Company to provide support for its position that net payments on our post-retirement benefit liability would not be more appropriately classified as an operating activity, rather than a financing activity, within our unaudited condensed consolidated statement of cash flows. The Company has included the post-retirement payments as operating activities in the unaudited condensed consolidated statement of cash flows included in this report and has reclassified the September 30, 2004 period to be consistent with the current presentation. The Company considers this reclassification to be immaterial as it only affects presentation within our unaudited consolidated condensed statement of cash flows and does not impact our unaudited condensed consolidated balance sheet or statement of operations, debt balances or compliance with debt covenants. In addition, we do not believe a reader’s ability to understand other key aspects of our financial position or operations that might be pertinent to an investment decision have been affected as a result of the reclassifications. Although the Company believes it has addressed this matter appropriately, there can be no certainty that the SEC Staff ultimately will agree with our position and the Company may be required to restate prior periods to reflect this reclassification.

Third, in the Comment Letter, the SEC Staff has requested additional detail regarding activities within our Oil & Water Technologies reporting segment and to clarify whether this segment has been appropriately disclosed. We previously have responded to the SEC Staff’s request for additional information, and intend to provide additional information in response to the Comment Letter. We continue to believe that our treatment of the Oil & Water Technologies segment is appropriate under the provisions of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” We are providing additional information in the notes to our consolidated financial statements with regard to revenues by product lines included in this segment. This issue remains unresolved with the SEC Staff. Although the Company believes it has addressed this matter appropriately, there can be no certainty that the SEC Staff ultimately will agree with this position, and the Company may be required to change its disclosure of segment information, either in future filings or in a restatement of our previously-filed periodic reports.

We cannot assure you that the final resolution of the outstanding comments in the Comment Letter, or any additional comments that the SEC Staff may have, will not require amendments or restatements to our previously-filed periodic reports. If the final resolution of any outstanding comment or any additional comment were to lead to a restatement of prior periods, the Company would be required to consider whether a material weakness in its internal controls over financial reporting or in its disclosure controls existed in the period or periods affected. Any restatement of prior periods or determination that a material weakness exists or existed in our internal controls over financial reporting or our disclosure controls could have a material adverse effect on us.

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

Revenue Recognition: Percentage of Completion Method. We recognize revenues and related costs when products are shipped or services are rendered for (1) time and materials and service contracts, (2) manufactured goods produced in standard manufacturing operations and sold in the ordinary course of business through regular marketing channels and (3) certain customized manufactured goods that are smaller jobs with less customization, making them similar to such standard manufactured goods (that is, contracts valued at $250,000 or less having contract durations of four months or less). We recognize revenues using the percentage of completion method on contracts greater than $250,000 and having contract durations in excess of four months that represent customized, engineered orders of our products and qualify for such treatment in accordance with the requirements of AICPA Statement of Position 81-1, “Accounting for Performance of Certain Production-Type Contracts” (SOP 81-1). In addition, we use the percentage of completion method on all Automation & Controls segment equipment fabrication and sales projects that qualify for such treatment in accordance with the requirements of SOP 81-1. The Automation & Controls segment sells customized products fabricated to order pursuant to a large number of smaller contracts with durations of two to three months, with occasional large systems projects of longer duration. The segment does not produce standard units or maintain an inventory of products for sale. Due to the nature of the segment’s equipment fabrication and sales operations, and the potential for wide variations in our results of operations that could occur from applying the as shipped methodology to smaller contracts for these customized, fabricated goods, this segment recognizes revenues, regardless of contract value or duration, applying the percentage of completion method. For the nine months ended September 30, 2005, approximately 54.2% of total Company revenues were recorded on an as shipped or as performed basis and approximately 45.8% were recorded using the percentage of completion method.

With respect to contract revenues recorded utilizing the percentage of completion method, earned revenue is based on the percentage that costs incurred to date relate to total estimated costs of the project, after giving effect to the most recent estimates of total cost. Total estimated contract cost is a critical accounting estimate because it can materially affect revenue and net income and it requires us to make judgments about matters that are uncertain. Total costs expected to be incurred, and therefore recognition of revenue, could be affected by various internal or external factors including, but not limited to: changes in project scope (change orders), changes in productivity, scheduling, the cost and availability of labor, the cost and availability of raw materials, the weather, client delays in providing approvals at benchmark stages of the project and the timing of deliveries from third-party providers of key components. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed claims and change order revenues, if applicable. Losses expected to be incurred on the jobs in progress, after consideration of estimated probable minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Claims for additional contract revenue are recognized if it is probable the claim will result in additional revenue and the amount can be reliably estimated. We generally recognize revenue and earnings to which the percentage of completion method applies over a period of two to six quarters. In the event a project is terminated by our customer before completion, our customer is liable for costs incurred under the contract. We believe our operating results should be evaluated over a term of one to three years to evaluate our performance under long-term contracts, after all change orders, scope changes and cost recoveries have been negotiated and realized.

Estimates are subjective in nature and it is possible that we could have used different estimates of total contract costs in our calculation of revenue recognized using the percentage of completion method. For the nine months ended September 30, 2005, the Company had $69.9 million in revenues attributable to open percentage completion projects having an aggregate gross margin of $13.5 million. If we had used a different estimate of total contract costs for each contract in progress at September 30, 2005 a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased total revenue and pre-tax income for the nine months ended September 30, 2005, by approximately $866,000. At September 30, 2005, the Company had one contract in a loss position, with an estimated loss of $371,000.

Impairment Testing: Goodwill. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill annually for impairment by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required by SFAS No. 142, we identify separate reportable units for purposes of this evaluation. In determining carrying value, we segregate assets and liabilities that, to the extent possible, are clearly identifiable by specific reportable unit. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reportable unit, are allocated in accordance with the standard. Fair value is determined by discounting projected future cash flows at our cost of capital rate, as calculated. In determining projected future cash flows for each segment, we make assumptions regarding the following key indicators: future market and sales growth rates (domestic and international), cost inflation, margin expectations, capital expenditure levels and tax levels. The fair value is then compared to the carrying value of the reportable unit to determine whether or not impairment has occurred at the reportable unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit’s assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, we would record an impairment charge for that amount.

Net goodwill of $80.9 million at September 30, 2005 was comprised of $47.4 million, $29.1 million and $4.4 million for the Oil & Water Technologies reporting unit, Gas Technologies reporting unit and Automation & Controls reporting unit, respectively. Net goodwill of $80.7 million at December 31, 2004 was comprised of $47.3 million, $29.0 million and $4.4 million for the Oil & Water Technologies reporting unit, Gas Technologies reporting unit and Automation & Controls reporting unit, respectively. The change in the value of goodwill between September 30, 2005 and December 31, 2004 was due entirely to the impact of foreign currency exchange rate changes.

In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2004, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the quarter ended September 30, 2005, as management noted no indications of goodwill impairment. In accordance with SFAS No. 142, goodwill was reallocated based upon the fair value method with the change in the business segments effective January 1, 2005 and reclassifications have been made to the prior year for comparable information.

Deferred Income Tax Assets: Valuation Allowance. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires us to provide a valuation allowance for any net deferred income tax assets we believe may not be utilized through future operations. Deferred tax assets, net of deferred tax liabilities and valuation allowances, were $6.8 million as of September 30, 2005 and $6.2 million as of December 31, 2004, respectively. As of September 30, 2005, we have a $258,000 valuation allowance related to the realizability of certain US tax attributes related to Axsia, a valuation allowance of $2.2 million related to Axsia’s UK operations, and another $241,000 related to other foreign operations. At year end 2004, an additional valuation allowance of $2.5 million related to Axsia’s UK entities was recorded, due to a severance and restructuring accrual of approximately $1 million and continuing losses on contracts in the quarter, which resulted in cumulative pre-tax losses for the past three years. The balance of the deferred tax assets largely relates to US post-retirement obligations. Based upon the level of historical taxable income and projected future taxable income over the periods to which our deferred tax assets are deductible in the US tax jurisdiction, we believe it is more likely than not we will realize the benefits of these deductible differences and carry forwards, net of the existing valuation allowances at September 30, 2005, in the US tax jurisdiction. However, the amount of the deferred tax asset considered realizable, and thus the amount of these valuation allowances, could change if future taxable income differs from our projections in the US tax jurisdiction. The realizability of our deductible differences and carry forwards in our foreign tax jurisdictions will be dependent on the level of future taxable income in those jurisdictions.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this pronouncement on June 15, 2005, with no material impact on its results of operations, financial position or cash flows.

In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This amendment requires expensing of stock options and other share-based payments and supercedes SFAS No. 123 which allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of January 1, 2006 and will apply to all awards granted modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company will adopt the standard as of the effective date and may record additional compensation expense at that time.

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

In September 2005, the FASB’s Emerging Issues Task Force (EITF) issued EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”. This pronouncement provides additional accounting guidance for situations involving inventory exchanges between parties to that contained in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and SFAS 153, “Exchanges of Nonmonetary Assets”. The standard is effective for new arrangements entered into in reporting periods beginning after March 15, 2006, and to all inventory transactions that are completed after December 15, 2006 for arrangements entered into prior to March 15, 2006. The Company is in the process of evaluating the impact, if any, of this standard and will adopt it on or before the effective date.

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

Historically, we have viewed operating rig counts as a benchmark of spending in the US oil and gas industry for exploration and development efforts. Our standard equipment sales and services business generally correlates to changes in rig activity, but tends to lag behind the North American rig count trend. From a longer-term perspective, the US Department of Energy projects that US demand for and consumption of petroleum and natural gas products will increase through 2025, with higher consumption rates expected worldwide, driven by demand for refined products and the use of natural gas to power plants that generate electricity. As demand grows and reserves in the United States decline, producers and service providers in the oil and gas industry may continue to rely more heavily on global sources of energy and expansion into new markets. The industry continues to seek more innovative and technologically efficient means to extract hydrocarbons from existing fields, as production profiles change. As a result, additional and more complex equipment may be required to produce oil and gas from these fields, especially since many new oil and gas fields produce lower quality or contaminated hydrocarbon streams, requiring more complex production equipment. In general, these trends should increase the demand for our products and services. The following table summarizes the prices of domestic crude oil per barrel and the wellhead prices of natural gas per thousand cubic feet (“mcf”) for the nine months ended September 30, 2005 and 2004, as well as averages for the years ended December 31, 2004 and 2003, derived from published reports by the U.S. Department of Energy, and the rotary rig count, as published by Baker Hughes Incorporated.

	Nine Months Ended September 30,		Year Ended December 31,
	2005	2004	2004	2003
Average price of crude oil per barrel in the U.S.	$55.37	$39.18	$41.47	$27.56
Average price of Brent crude oil per barrel	$53.66	$36.28	$38.26	$28.87
Average wellhead price of natural gas per mcf in the U.S.	$8.50	$5.35	$5.50	$4.97
Average U.S. rig count	1,348	1,171	1,190	1,030
Average International rig count (excludes North America)	901	827	836	771

At September 30, 2005, the spot price of West Texas Intermediate crude oil was $65.59 per barrel. At October 7, 2005 the price of Henry Hub natural gas was $13.68 per million British thermal units, or mmbtu, per the Dow Jones Energy Service. These spot prices reflect the overall volatility of oil and gas commodity prices in the current and recent years. At September 30, 2005, the US rig count was 1,452 per Baker Hughes Incorporated.

The following discussion of our historical results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes.

Certain segment amounts previously reported for the three and nine months ended September 30, 2004 have been reclassified to conform to the presentation of segment amounts reported for the three and nine months ended September 30, 2005.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 (unaudited)

Revenues. Revenues of $102.4 million for the three months ended September 30, 2005 increased $18.1 million, or 21%, from $84.3 million for the three months ended September 30, 2004. The following table summarizes revenues by business segment for the three months ended September 30, 2005 and 2004, respectively.

	Three Months Ended September 30,		Change	Percentage Change
	2005	2004
	(unaudited)
	(in thousands, except percentage change)
Oil & Water Technologies	$76,212	$59,818	$16,394	27%
Gas Technologies	12,798	11,302	1,496	13%
Automation & Controls	14,742	14,143	598	4%
Eliminations	(1,352)	(950)	(402)	42%

Total	$102,400	$84,313	$18,087	21%

Oil & Water Technologies segment revenues increased $16.4 million, or 27%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. Approximately $13.0 million of this revenue increase was due to escalating activity in built to order projects both domestically and internationally and the remainder of the increase was due to continued strength in sales of our traditional and standard equipment and services. Inter-segment revenues for this business segment were $98,000 for the three months ended September 30, 2005, compared to $(23,000) for the three months ended September 30, 2004.

Revenues of $12.8 million for the three months ended September 30, 2005 for the Gas Technologies segment increased $1.5 million, or 13%, compared to $11.3 million for the three months ended September 30, 2004. This increase was due to additional gas membrane replacement sales of $4.4 million and increased throughput from our gas processing facilities in West Texas, partially offset by lower built to order project activity of $3.5 million due to the timing of awards and their associated revenue activity. There were no inter-segment revenues for this business segment for the three months ended September 30, 2005 and 2004.

Revenues for the Automation & Controls segment of $14.7 million increased $598,000, or 4%, for the three months ended September 30, 2005, compared to $14.1 million for the three months ended September 30, 2004. This increase was due to continued growth in revenue from our West Africa operations of approximately $2.3 million, partially offset by approximately $1.2 million of revenue loss in the segment’s Gulf of Mexico operations related to the effect of hurricanes Katrina and Rita. Inter-segment revenues for this business segment were $1.3 million for the three months ended September 30, 2005, compared to $973,000 for the three months ended September 30, 2004.

The change in revenues for Eliminations represents the elimination of inter-segment revenues discussed above.

Gross Profit. Gross profit for the three months ended September 30, 2005 increased $5.9 million, or 31%, to $24.8 million, compared to $19.0 million for the three months ended September 30, 2004. As a percentage of revenue, gross profit was 24% and 22% for the quarters ended September 30, 2005 and September 30, 2004, respectively. The following table summarizes gross profit by business segment for the periods indicated:

	Three Months Ended September 30,		Change	Percentage Change
	2005	2004
	(unaudited)
	(in thousands, except percentage change)
Oil & Water Technologies	$14,398	$11,313	$3,085	27%
Gas Technologies	7,830	5,733	2,097	37%
Automation & Controls	2,621	1,914	707	37%

Total	$24,849	$18,960	$5,889	31%

Gross profit for the Oil & Water Technologies segment increased $3.1 million, or 27%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. Approximately $2.6 million of this margin increase was due to escalating activity in built to order projects both domestically and internationally. As a percentage of revenue, gross margins were constant at 19% for the three month periods ended September 30, 2005 and 2004, respectively.

Gross profit for the Gas Technologies segment for the three months ended September 30, 2005 increased $2.1 million, or 37%, compared to the three months ended September 30, 2004. This increase was largely due to increased gas membrane replacement activity. Gross margin as a percentage of revenues for Gas Technologies was 61% and 51% for the three-month periods ended September 30, 2005 and 2004, respectively.

Gross profit for the Automation & Controls segment increased $707,000, or 37%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase was due to continued revenue growth from our West Africa operations and more favorable project margins as compared to the previous year, partially offset by decreased activity in the Gulf of Mexico due to the effect of hurricanes Katrina and Rita as well as project execution for a job that resulted in recording a loss provision of approximately $400,000. Gross margin as a percentage of revenue for the three months ended September 30, 2005 and 2004 was 18% and 14%, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense of $14.6 million for the three months ended September 30, 2005, increased $1.3 million, or 10%, compared to the three months ended September 30, 2004. Approximately $1.3 million of this increase is due to higher performance-based compensation expense related to the increased income results as well as the increase in our stock value. An additional $600,000 of this increase is due to higher support expenses related to increased business activity especially West Africa and the North American sales branches. These were partially offset by a gain on the sale of an excess manufacturing facility of $600,000.

Overall headcount increased from 1,727 employees at September 30, 2004 to 1,799 employees at September 30, 2005.

Depreciation and Amortization Expense. Depreciation and amortization expense of $1.3 million for the three months ended September 30, 2005, decreased $36,000, or 3%, compared to the three months ended September 30, 2004.

Closure, severance and other. Closure, severance and other expenses of $2.1 million for the three months ended September 30, 2005 included $1.2 million for the separation of the Company’s President and severance costs of approximately $799,000 related to restructuring of the UK operations. Closure, severance and other expenses of $2.7 million for the three months ended September 30, 2004 included $2.5 million related to the separation of the Company’s former CEO.

Interest expense. Interest expense of $942,000 for the three months ended September 30, 2005 increased by $39,000, or 4%, compared to the three months ended September 30, 2004 due to an increase in base interest rates partially offset by reductions in outstanding borrowings.

Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement liability of $210,000 for the three months ended September 30, 2005 decreased $15,000 or 7%, compared to the three months ended September 30, 2004, primarily due to changes in interest rates.

Other, net. Other, net was an expense of $1.6 million for the three months ended September 30, 2005, related primarily to $1.2 million resulting from the change in valuation of the outstanding warrants to purchase our common stock and net realized and unrealized foreign exchange transaction losses of $351,000. Other, net was an expense of $400,000 for the three months ended September 30, 2004 related primarily to net realized and unrealized foreign currency exchange transaction losses.

Provision for Income Taxes. Income tax expense for the three months ended September 30, 2005 was $1.7 million compared to $85,000 for the three months ended September 30, 2004. The change in tax expense was primarily attributable to an increase in pre-tax income to $4.1 million for the three months ended September 30, 2005 from pre-tax income of $138,000 for the three months ended September 30, 2004. The effective tax rate was 41.4% and 61.6% for the three-month periods ended September 30, 2005 and 2004, respectively.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 (unaudited)

Revenues. Revenues of $285.7 million for the nine months ended September 30, 2005 increased $56.1 million, or 24%, from $229.6 million for the nine months ended September 30, 2004. The following table summarizes revenues by business segment for the nine months ended September 30, 2005 and 2004, respectively.

	Nine Months Ended September 30,			Percentage Change
	2005	2004	Change
	(unaudited)
	(in thousands, except percentage change)
Oil & Water Technologies	$215,806	$168,055	$47,751	28%
Gas Technologies	27,972	28,844	(872)	(3)%
Automation & Controls	45,722	35,443	10,279	29%
Eliminations	(3,796)	(2,700)	(1,096)	41%

Total	$285,704	$229,642	$56,062	24%

Oil & Water Technologies segment revenues increased $47.7 million, or 28%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily due to increased demand for our products caused by overall increased exploration and development activity in the oil and gas industry. The average number of operating rotary rigs in the US increased from 1,171 for the first nine months of 2004 to 1,348 for the first nine months of 2005, with Canadian rig counts increasing from an average of 352 to 420. This increase in activity contributed to improved sales of our traditional and standard equipment in the amount of $26.6 million. An additional $20.6 million of the revenue increase is due to escalating activity in built-to-order projects both domestically and internationally. Inter-segment revenues for this business segment were $621,000 for the nine months ended September 30, 2005, compared to $165,000 for the nine months ended September 30, 2004.

Revenues of $28.0 million for the nine months ended September 30, 2005 for the Gas Technologies segment decreased $872,000, or 3%, compared to $28.8 million for the nine months ended September 30, 2004. This slight decrease was primarily due to a reduction in built to order projects of $8.1 million due to the timing of awards and their associated revenue activity, largely offset by $7.2 million from replacement membrane sales and increased throughput at our gas processing facility in West Texas. There were no inter-segment revenues for this business segment for the nine months ended September 30, 2005.

Revenues for the Automation & Controls segment increased $10.3 million, or 29%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. Revenues for the first nine months of 2005 improved due to increased activity levels in the Gulf of Mexico and continued growth from our West Africa operations, partially offset by $1.2 million of revenue loss related to the effect of hurricanes Katrina and Rita. Inter-segment sales increased from $2.5 million for the nine months ended September 30, 2004 to $3.2 million for the nine months ended September 30, 2005.

The change in revenues for Eliminations represents the elimination of inter-segment revenues discussed above.

Gross Profit. Gross profit for the nine months ended September 30, 2005 increased $15.1 million, or 28%, to $68.5 million, compared to $53.4 million for the nine months ended September 30, 2004. As a percentage of revenue, gross profit was 24% and 23% for the nine months ended September 30, 2005 and 2004, respectively. The following table summarizes gross profit by business segment for the periods indicated:

	Nine Months Ended September 30,			Percentage Change
	2005	2004	Change
	(unaudited)
	(in thousands, except percentage change)
Oil & Water Technologies	$41,586	$32,681	$8,905	27%
Gas Technologies	17,854	15,544	2,310	15%
Automation & Controls	9,092	5,180	3,912	76%

Total	$68,532	$53,405	$15,127	28%

Gross profit for the Oil & Water Technologies segment increased $8.9 million, or 27%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily due to a 28% increase in revenues between the respective periods. Overall the gross profit percentage has remained constant between the two periods at 19%. The traditional and standard activity showed a decrease of 1% between periods (19% versus 20%) from the impact of the hurricanes as well as reduced margins on several traditional projects during the quarter due to job execution issues. The gross profit percentage of built to order increased year to year by 1% from 18% to 19% largely due to improved job execution in our UK operations.

Gross profit for the Gas Technologies segment for the nine months ended September 30, 2005 increased $2.3 million, or 15%, compared to the nine months ended September 30, 2004. Margins from our gas processing operations and membrane replacement activity increased by $4.6 million, partially offset by a $2.3 million decrease in margins from built-to-order projects. Gross margin as a percentage of revenues for Gas Technologies was 64% and 54% for the nine months ended September 30, 2005 and 2004, respectively.

Gross profit for the Automation & Controls segment increased $3.9 million, or 76%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Margins for the first nine months of 2005 improved due to continued growth from our West Africa operations and increased activity levels in the Gulf of Mexico. Gross margin as a percentage of revenue for the nine months ended September 30, 2005 and 2004, was 20% and 15%, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense of $43.6 million for the nine months ended September 30, 2005, increased $3.5 million, or 9%, compared to the nine months ended September 30, 2004. Approximately $2.9 million of this increase is due to higher performance-based compensation expense related to increased income results and the increase in our stock value. An additional $1.4 million of this increase is due to higher support expenses related to increased business activity especially West Africa and the North American sales branches. These were partially offset by the gain on the sale of excess manufacturing facilities of $1.1 million.

Overall headcount increased from 1,727 employees at September 30, 2004 to 1,799 employees at September 30, 2005.

Depreciation and Amortization Expense. Depreciation and amortization expense of $3.9 million for the nine months ended September 30, 2005, decreased $120,000, or 3%, compared to the results for the nine months ended September 30, 2004.

Closure, severance and other. Closure, severance and other expenses of $2.2 million for the nine months ended September 30, 2005 included $1.2 million for the separation of the Company’s President and severance costs of approximately $799,000 related to restructuring of the UK operations. Closure, severance and other expenses of $2.8 million for the nine months ended September 30, 2004 included $2.5 million for the separation of the Company’s former CEO.

Interest expense. Interest expense of $3.0 million for the nine months ended September 30, 2005 increased by $324,000, or 12%, compared to the nine months ended September 30, 2004 due to an increase in base interest rates partially offset by reductions in outstanding borrowings.

Write-off of Unamortized Loan Costs. We recorded a write-off of unamortized loan costs of $667,000 in March 2004 related to the retirement of our 2001 term loan and revolving credit facilities.

Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement liability of $630,000 for the nine months ended September 30, 2005 decreased $45,000, or 7%, compared to the nine months ended September 30, 2004, primarily due to changes in interest rates.

Other, net. Other, net was an expense of $2.0 million for the nine months ended September 30, 2005, related primarily to $1.8 million of expense related to the change in valuation of the outstanding warrants to purchase our common stock and $171,000 related to net realized and unrealized foreign currency exchange transaction losses. Other, net was an expense of $1.4 million for the nine months ended September 30, 2004 related primarily to net realized and unrealized foreign currency exchange transaction losses.

Provision for Income Taxes. Income tax expense for the nine months ended September 30, 2005 was $5.4 million compared to $0.5 million for the nine months ended September 30, 2004. The change in tax expense was attributable to an increase in pre-tax income to $13.2 million for the nine months ended September 30, 2005 from $1.1 million for the nine months ended September 30, 2004. The effective tax rate was 40.7% and 42.4% for the nine months ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

As of September 30, 2005, we had cash and net working capital of $7.4 million and $49.1 million, respectively, as compared to cash and working capital of $2.2 million and $40.1 million, respectively, at December 31, 2004.

Commencing with this quarter, the Company has included postretirement payments as operating activities in the unaudited condensed consolidated statement of cash flows included in this report and has reclassified the September 30, 2004 period to be consistent with the current presentation. For the nine months ended September 30, 2004, this reclassification had the effect of reducing net cash provided by operating activities and net cash used in financing activities by $1.4 million from that previously reported. This reclassification only affects presentation within our unaudited condensed consolidated statement of cash flows and does not impact the Company’s unaudited condensed consolidated balance sheet or statement of operations, debt balances or compliance with debt covenants.

Net cash provided by operating activities for the nine months ended September 30, 2005 was $10.8 million, compared to $1.3 million used for the nine months ended September 30, 2004. The increase in cash provided by operating activities is primarily due to the increase income activity, partially offset by higher working capital from increased levels of business activity.

Net cash used in investing activities for the nine months ended September 30, 2005 was $57,000, which included $2.4 million of capital expenditures, offset by $2.3 million in proceeds from the sale of certain operating assets which includes $1.4 million for the sale of our Covington, Louisiana manufacturing facility in the third quarter of 2005. For the nine months ended September 30, 2004, cash used in investing activities was $2.2 million and related primarily to capital expenditures.

Net cash used in financing activities for the nine months ended September 30, 2005 was $5.9 million. The primary use of funds for these financing activities was long-term debt repayments of $11.6 million, payment of dividends on our preferred stock of $750,000 partially offset by $6.5 million of proceeds from the exercise of stock options by employees and former employees. Net cash provided by financing activities for the nine months ended September 30, 2004 was $0.7 million.

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

In September 2005, we prepaid $1.6 million of the 2004 term loan and revolving facilities. Additionally, we prepaid $1.1 million, representing the remaining balance, on the long-term promissory note on our manufacturing facility in Magnolia, Texas.

We recorded a charge of $667,000 in March 2004 to expense unamortized loan costs related to our 2001 term loan and revolving credit facilities, and incurred an additional $995,000 of deferred loan costs related to the 2004 term loan and revolving credit facilities, which is being amortized as interest expense through maturity of the facilities in March 2007. We also incurred approximately $115,000 of deferred loan cost primarily during the first quarter of 2005 associated with an amendment to the 2004 term loan and revolving credit facilities. This additional cost has been amortized over the term of the amendment, which ended June 2005.

The 2004 term loan and revolving facilities agreement provides for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility (“EBITDA”), and ranging from, at our election, (1) a high of the London Interbank Offered Rate, LIBOR, plus 2.75% to a low of LIBOR plus 2.00% or (2) a high of a base rate plus 1.75% to a low of a base rate plus 1.00%. We pay commitment fees related to this agreement on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which were calculated at 0.375% as of September 30, 2005.

We had borrowings of $33.8 million outstanding under the term loan portion of the 2004 credit facility at September 30, 2005, which bore interest at 5.69% to 7.75%. During the third quarter 2005, the Company prepaid $2.5 million under the revolving credit portion and there were no borrowings outstanding for the revolving credit portion of the 2004 term loan and revolving credit facilities at September 30, 2005. We had letters of credit outstanding under the 2004 revolving credit facilities of $15.8 million at September 30, 2005. Availability under our 2004 revolving credit facilities is reduced by the amount of our outstanding letters of credit and loans. Fees related to these letters of credit at September 30, 2005 were approximately 2.00% of the outstanding balance. These letters of credit support contract performance and warranties and expire at various dates through February 2008.

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

We paid commitment fees of 0.375% for the quarter ended September 30, 2005 on the undrawn portion of the revolving credit facility of the 2004 term loan and revolving credit facilities.

The 2004 term loan and revolving facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio and a minimum net worth requirement. We were in compliance with all restrictive debt covenants in our loan agreements as of September 30, 2005. In March 2005, the Company’s lenders approved the amendment of various provisions of the 2004 term loan and revolving facilities effective January 1, 2005. This amendment revised certain restrictive debt covenants, modified certain defined terms and changes the submission of financial statements to the lenders to more closely reflect the SEC requirements for furnishing financial information.

On July 23, 2004, the Company and two of its subsidiaries entered into an international revolving credit agreement with Wells Fargo HSBC Trade Bank, N.A. providing for letters of credit and loans of up to $10 million, subject to borrowing base limitations. This working capital facility for export sales is secured by specific project inventory and receivables, as well as certain other inventory, accounts receivable and equipment, and is partially guaranteed by the US Export-Import Bank. Loans under this facility mature on March 31, 2007, and bear interest at either (1) a Base Rate, as defined in the agreement, less 0.25% or (2) the London Interbank Offered Rate (“LIBOR”) plus 2.00%, at the Company’s election. This facility replaced a similar export sales credit facility that terminated on July 23, 2004. Letters of credit outstanding under this facility as of September 30, 2005 were $4.2 million. This facility had fees related to letters of credit of approximately 1.00% of the outstanding balance for the period January 1, 2005 to September 30, 2005.

At September 30, 2005, available borrowing capacity under the 2004 term loan and revolving credit agreement and the export sales credit agreement were $16.3 million and $5.8 million, respectively. Although no assurances can be given, we believe that our operating cash flow, supported by our borrowing capacity, will be adequate to fund operations for at least the next twelve months. Should we decide to pursue acquisition opportunities, the determination of our ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

We had unsecured letters of credit and bonds totaling $181,000 and guarantees totaling $23.4 million at September 30, 2005.

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

Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder, into (1) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares) at September 30, 2005, and (2) a cash payment equal to the amount of dividends on such share that have accrued since the prior semi-annual dividend payment date. On June 15, 2005, we paid dividends of $750,000 on our Series B Preferred Shares related to the period January 1, 2005 through June 30, 2005, and have accrued an additional $375,000 of dividends payable relating to the period July 1, 2005 through September 30, 2005.

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

The warrants issued to Lime Rock Partners II, L.P. had an exercise price of $10.00 per share of common stock and were to expire on March 25, 2006. We were able to force the exercise of the warrants if our common stock traded above $13.50 per share for 30 consecutive days, at which point the holder could elect to (1) exercise the warrants in full, (2) exercise for the net amount of shares issuable after deduction of the exercise price from the current market price of the shares on the date preceding the exercise date or (3) not to exercise the warrants, resulting in their termination. The warrants contained a provision whereby the holder could require us to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The resulting liability, originally recorded at $99,000, was recorded at $196,000 at of December 31, 2004, reflecting the change in the fair value of the warrants.

On August 26, 2005, Lime Rock exercised in full warrants to purchase Company common stock pursuant to a cashless exercise provision contained in the warrant instrument, which resulted in no cash payment to the Company. The final number of shares of common stock issued to Lime Rock was calculated based on the average of the closing price of the Company’s shares on the New York Stock Exchange for the ten trading-day period ending on the day prior to the exercise. The average price was $17.933, resulting in the issuance of 110,061 shares of common stock in exchange for the warrants.

The Company recorded a liability related to the warrants as of December 31, 2004 of $196,000. The Company adjusted this liability to fair value from the date of issuance through the date of exercise and recorded an expense of $1.2 million and $1.8 million for the quarter and nine months ended September 30, 2005, respectively, compared to an expense of $38,000 for each of the three and nine months ended September 30, 2004.

Bookings and Backlog

The Company’s bookings and backlog for the three months and nine months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited, in thousands)
Bookings:
Oil & Water Technologies	$92,122	$48,425	$273,914	$174,513
Gas Technologies	24,445	4,912	41,848	36,029
Automation & Controls	18,442	8,106	49,299	34,258

Total bookings	$135,009	$61,443	$365,061	$244,800

	As of September 30,
	2005	2004
Backlog:
Oil & Water Technologies	$131,383	$66,847
Gas Technologies	15,908	7,185
Automation & Controls	9,640	5,078

Total backlog	$156,931	$79,110

Our bookings were $135.0 million and $365.1 million compared to $61.4 million and $244.8 million for the three and nine months ended September 30, 2005 and 2004, respectively. Bookings increased $43.7 million and $99.4 million in the Oil & Water Technologies segment, $19.5 million and $5.8 million in the Gas Technologies segment and $10.3 million and $15.0 million in the Automation & Controls segment for the three and nine months ended September 30, 2005 and 2004, respectively. For the three and nine months ended September 30, 2005, total bookings included $6.2 million and $52.4 million respectively, for projects to be shipped to Iraq. At these dates, the Company did not have significant concentrations of bookings in any other countries outside the US. Equipment related to these bookings is expected to be delivered between November 2005 and September 2006.

Our sales backlog at September 30, 2005 was $156.9 million, compared to $79.1 million at September 30, 2004. Backlog increased $64.5 million in the Oil & Water Technologies segment, $8.7 million in the Gas Technologies segment and $4.6 million in the Automation & Controls segment year over year. As of September 30, 2005 total backlog included $34.2 million for projects to be shipped to Iraq.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations are conducted around the world in a number of different countries. Accordingly, future earnings are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Canada and the U.K. In Canada, most contracts are denominated in Canadian dollars, and most of the costs incurred are in Canadian dollars, which mitigates risks associated with currency fluctuations. In the U.K., many of our sales contracts and material purchases are denominated in a currency other than British pounds sterling, primarily U.S. dollars and euros, whereas our engineering and overhead costs are principally denominated in British pounds sterling. We have currency risk on our UK activities because a significant portion of their current backlog is in US dollars stemming largely from projects in the Middle East. We attempt to minimize our exposure to foreign currency exchange rate risk by requiring settlement in our functional currencies, when possible. However, we do not currently enter into forward contracts or other currency-related derivative hedge arrangements.

Our financial instruments are subject to changes in interest rates, including our revolving credit and term loan facilities and our working capital facility for export sales. At September 30, 2005, we had borrowings of $33.8 million outstanding under the term loan portion of the 2004 term loan and revolving credit facilities, at interest rates of 5.69% and 7.75%. No borrowings were outstanding under the revolving credit portion of these facilities at September 30, 2005. Borrowings under the long-term arrangement secured by our Magnolia manufacturing facility were paid in full in the third quarter of 2005.

Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. Assuming our current level of borrowings, a 100 basis point increase in interest rates under our variable interest rate facilities would decrease our current quarter net income and our cash flow from operations by $50,000. In the event of an adverse change in interest rates, we could take action to mitigate our exposure. However, due to the uncertainty of actions that could be taken and the possible effects, this calculation assumes no such actions. Furthermore, this calculation does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures

Controls and Procedures

We maintain controls and procedures designed to ensure that the information that we are required to disclose in the reports we file with or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. It should be noted that the design of any system of internal control is based, in part, upon assumptions about the likelihood of certain future events, and there can be no assurance that any design will be successful in achieving its stated objectives under all potential future conditions, regardless of how remote. In addition, an internal control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance the objectives of the internal control system will be met. Therefore, we do not expect our disclosure controls to prevent all errors and fraud.

As of September 30, 2005, we carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 26, 2005, following the market close, Lime Rock Partners II, L.P. exercised in full warrants to purchase shares of NATCO Group Inc.’s common stock pursuant to a common stock purchase warrant dated March 23, 2003. The exercise price of each warrant was $10.00 and the warrant agreement provided for a cashless exercise. As Lime Rock elected to exercise these warrants via cashless exercise, the Company received no cash payment. The final number of shares of common stock issued to Lime Rock was calculated based on the average of the closing price of the Company’s shares on the New York Stock Exchange for the ten trading-day period ending on the day prior to the exercise. The average price was $17.933, resulting in the issuance of 110,061 shares of common stock in exchange for the warrants.

The Company believes that the issuance of these shares to Lime Rock was exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance upon the exemption from the registration provisions of the Act and the regulations thereunder afforded by Section 4(2) of the Act.

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the nine month period ended September 30, 2005:

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to 31, 2005	—		—	—	—
February 1 to 28, 2005	—		—	—	—
March 1 to 31, 2005	—		—	—	—
April 1 to 30, 2005	—		—	—	—
May 1 to 31, 2005	3,488	(a)	—	—	—
June 1 to 30, 2005	150	(b)	$11.25	—	—

Three and six months ended June 30, 2005	3,638			—	—

July 1 to 31, 2005	—		—	—	—
August 1 to 31, 2005	2,444	(a)	—	—	—
September 1 to 30, 2005	—		—	—	—

Three months ended September 30, 2005	2,444		—	—	—

Nine months ended September 30, 2005	6,082		—	—	—

(1)	All acquisitions of equity securities during the first nine months of 2005 were the result of the operation of the terms of the Company’s shareholder approved equity compensation plans and the terms of the equity grants pursuant to those plans, as follows: (a) the forfeiture of restricted stock and (b) the surrender of restricted stock to pay required tax withholding on the lapse of restrictions on the restricted stock.
(2)	Excludes forfeited restricted stock since the purchase price was zero. The purchase price of a share of stock used for tax withholding is the amount of the stock on the date of lapse of the restrictions of the restricted stock, based on the average of the high and low reported sales prices of the Company’s common stock on that date.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATCO GROUP INC.

Date: November 14, 2005	By:	/S/ JOHN U. CLARKE
John U. Clarke Chairman of the Board and Chief Executive Officer

Date: November 14, 2005	By:	/S/ RICHARD W. FITZGERALD
Richard W. FitzGerald Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	— Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 U.S.C. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	— Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 U.S.C. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	— Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002