Form 10-K/A
period 2004-12-31
NATCO GROUP INC
filed 2005-12-22
CIK 1057693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 2

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

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

Documents Incorporated by Reference (to the extent indicated in this report)

Specified portions of the 2005 Notice of Annual Meeting of Stockholders and Proxy Statement (Part III)

NATCO Group Inc.

10-K for the Year Ended December 31, 2004

EXPLANATORY NOTE

Section 408 of the Sarbanes – Oxley Act of 2002 requires that the staff of the Securities and Exchange Commission (the “SEC Staff”) review the filings of all reporting companies not less frequently than once every three years. The SEC Staff recently reviewed the Company’s periodic reports and issued a letter (the “Comment Letter”) commenting on certain aspects of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005. The Company believes that most issues raised in the Comment Letter have been addressed, and has included related disclosures in its Form 10-Q for the quarter ended September 30, 2005 or will include them in future filings.

After considering the concerns raised by the SEC Staff, NATCO concluded the cash flows from its net post-retirement benefit liability in the Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 should be reclassified from cash flows from financing activities to cash flows from operating activities.

NATCO is filing this Form 10-K/A Amendment No. 2 to amend its report for the annual period ended December 31, 2004 to reflect this reclassification for all periods presented. In addition, the Company has provided information on the effects of this reclassification on quarterly cash flows for all periods presented. This reclassification does not impact the audited Consolidated Balance Sheets or Consolidated Statements of Operations, or Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss). Except for the effect of the reclassification, this Form 10-K/A is as of the date originally filed.

NATCO has revised its disclosures in Part II Item 7, Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (p. 32), Part II Item 8, the Audited Consolidated Statements of Cash Flows (p. 48) and the Notes to Consolidated Financial Statements (pp. 49-50) to reflect this reclassification.

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

Section 408 of the Sarbanes – Oxley Act of 2002 requires that the staff of the Securities and Exchange Commission (the “SEC Staff”) review the filings of all reporting companies not less frequently than once every three years. The SEC Staff recently reviewed the Company’s periodic reports and issued a letter (the “Comment Letter”) commenting on certain aspects of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005. The Company believes that most issues raised in the Comment Letter have been addressed, and has included related disclosures in its Form 10-Q for the quarter ended September 30, 2005 or will include them in future filings.

After considering the concerns raised by the SEC Staff, management concluded that amounts from its net post-retirement benefit liability in the Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 should be reclassified in order that the classification of these cash flows would be in accordance with the Statement of Financial Accounting Standards No. 95 (“SFAS 95”), “Statement of Cash Flows.”

The Company’s previous accounting policy was to classify cash flows from its net postretirement benefit liability as a financing activity in our consolidated statements of cash flows because the retirees covered were never employed by the Company and the decision to assume the obligation was a financing determination made at the time of the 1989 acquisition of National Tank Company and W.S. Tyler, Inc. The estimated post-retirement liability directly impacted the purchase price for these assets and also impacted the overall financing consideration and structure of the transaction.

Paragraph 18 of SFAS No. 95 states “financing activities include obtaining resources from owners and providing them with a return on, and a return of, their investment; borrowing money and repaying amounts borrowed, or otherwise settling the obligation; and obtaining and paying for other resources obtained from creditors on long-term credit” and paragraph 21 of SFAS 95 states “Operating activities include all transactions and other events that are not defined as investing or financing activities.” Since the lines “Net payments on post-retirement benefit liability” and “Receipt of post-retirement benefit cost reimbursement from predecessor company” on our audited consolidated statements of cash flows are not included in the scope of financing activities in paragraph 18 of SFAS 95, we therefore believe the lines “Net payments on post-retirement benefit liability” and “Receipt of post-retirement benefit cost reimbursement from predecessor company” on our audited consolidated statements of cash flows relate to operating activities of the Company, rather than financing activities as previously reported. We have amended our audited consolidated statements of cash flows included in this report to be in accordance with SFAS No. 95.

Accordingly, we reclassified our net payments on our post-retirement benefit liability of $1.8 million, $1.8 million and $1.9 million, respectively, for the years ended December 31, 2004, 2003 and 2002 and reclassified our receipt of post-retirement benefit cost reimbursement from predecessor company in the amounts of $157,000 and $79,000, respectively, for the years ended December 31, 2003 and 2002, on the consolidated statements of cash flows, from cash flows from financing activities to cash flows from operating activities. For the years ended December 31, 2004, 2003 and 2002, this reclassification had the effect of reducing net cash provided by operating activities of $1.8 million, $1.6 million and $1.8 million, respectively, increasing net cash provided by financing activities by $1.8 million for the year ended December 31, 2004 and reducing net cash used in financing activities of $1.6 million and $1.8 million, respectively, for the years ended December 31, 2003 and 2002, from that previously reported. Refer to Note (1) “Reclassifications and Organization “ in our Notes to Consolidated Financial Statements for further information.

Net cash provided by operating activities for the years ended December 31, 2004, 2003 and 2002 was $0.9 million, $11.0 million and $8.7 million, respectively. The decrease in net cash provided by operating activities for fiscal 2004 was primarily due to an increase in working capital, largely trade accounts receivable and inventory. Trade receivables will fluctuate depending on business levels, invoice terms, timing of collections and, for large projects particularly, achieving contractual milestones that permit invoicing for interim payments.

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

Cash flow from financing activities for the years ended December 31, 2004, 2003 and 2002 was $3.3 million, ($0.2) million and ($4.4) million, respectively. The primary source of funds for financing activities for the year ended December 31, 2004 was $2.0 million in cash received from the issuance of common stock related to stock options exercised. We increased long-term debt and bank overdrafts by $1.8 million and $1.9 million respectively during the year ended December 31, 2004. We paid $1.5 million in preferred stock dividends and $1.0 million in debt financing fees during 2004. The primary use of funds for financing activities for the year ended December 31, 2003 was the repayment of long-term debt and revolving credit debt of $7.1 million and $2.1 million, respectively, as well as $4.0 million of bank overdraft reductions. These uses of cash for financing activities in 2003 were largely offset by gross proceeds of $15.0 million less issuance costs and fair value allocable to related stock warrants, or a net of $14.1 million, from the issuance of our Series B Convertible Preferred Stock, less dividends paid on those shares of $1.2 million during 2003. The primary use of funds for the year ended December 31, 2002 was the repayment of long-term debt of $7.1 million, partially offset by long-term borrowings of $1.5 million and a $1.9 million increase in bank overdrafts. Proceeds from the issuance of our Series B Convertible Preferred Stock were used for working capital needs and to fund expansion of the West Texas gas-processing facilities.

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

/s/ KPMG LLP

Houston, Texas

March 30, 2005, except as to note 1, which is as of December 20, 2005

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NATCO Group Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 30, 2005, except as to note 1, which is as of December 20, 2005, expressed an unqualified opinion on those consolidated financial statements.

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

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RECLASSIFIED) (1)

(in thousands)

	For the Year Ended December 31, 2004 (as reclassified) (1)		For the Year Ended December 31, 2003 (as reclassified) (1)		For the Year Ended December 31, 2002 (as reclassified) (1)
Cash flows from operating activities:
Net income	$614		$133		$3,877
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) expense	656		1,166		605
Depreciation and amortization expense	5,376		5,069		4,958
Non-cash interest income	(88)		(154)		(202)
Write-off of unamortized loan costs and amortization of deferred loan costs	1,079		742		753
Interest cost on post-retirement benefit liability	830		837		471
Net payments on post-retirement benefit liability(1)	(1,792	)(1)	(1,768	)(1)	(1,909	)(1)
Receipt of post-retirement benefit cost reimbursement from predecessor company(1)	—	(1)	157	(1)	79	(1)
(Gain) loss on sale of property, plant and equipment	(174)		(263)		124
Cumulative effect of change in accounting principle	—		34		—
Revaluation of warrants	41		155		—
Restricted stock expense	79		—		—
Other, net	—		(83)		—
Change in assets and liabilities:
(Increase) decrease in trade accounts receivable	(10,295)		6,543		(4,904)
(Increase) decrease in inventories	(3,666)		(1,203)		5,305
(Increase) decrease in prepaid and other current assets	(219)		(427)		613
Increase (decrease) in other income taxes	1,876		(577)		720
(Increase) decrease in long-term assets	234		(298)		(408)
Increase in accounts payable	3,913		5,605		3,297
Decrease in accrued expenses and other	(2,279)		(8,666)		(122)
Increase (decrease) in customer advances	4,716		4,009		(4,594)

Net cash provided by operating activities	901		11,011		8,663

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(3,606)		(11,486)		(5,255)
Proceeds from sale of property, plant and equipment	204		667		84
Acquisitions, net of working capital acquired	—		—		(197)
Issuance of related party note receivable	—		—		(216)

Net cash used in investing activities	(3,402)		(10,819)		(5,584)

Cash flows from financing activities:
Change in bank overdrafts	1,884		(4,018)		1,917
Net repayments under long-term revolving credit facilities	(7,491)		(2,099)		(668)
Borrowings of long-term debt	45,000		—		1,460
Repayment of long-term debt	(35,668)		(7,097)		(7,073)
Proceeds from the issuance of preferred stock, net	121		14,101		—
Issuance of common stock, net	1,954		112		—
Dividends paid	(1,500)		(1,152)		—
Deferred financing fees	(995)		—		—

Net cash provided by (used in) financing activities	3,305		(153)		(4,364)

Effect of exchange rate changes on cash and cash equivalents	(361)		23		(119)

Increase (decrease) in cash and cash equivalents	443		62		(1,404)
Cash and cash equivalents at beginning of period	1,751		1,689		3,093

Cash and cash equivalents at end of period	$2,194		$1,751		$1,689

Cash payments for:
Interest	$2,371		$2,881		$2,543

Income taxes	$565		$739		$2,263

Significant non-cash transactions:
Repayment of notes receivable from officers	$3,919		$—		$—
Treasury stock acquired	$(3,919)		$—		$—

(1)	The lines “Net payments on post-retirement benefit liability” and “Receipt of post-retirement benefit cost reimbursement from predecessor company” have been reclassified from cash flows from financing activities to cash flows from operating activities for all periods presented. “Net cash used in investing activities” and “Increases (decreases) in cash and cash equivalents” in total were unaffected from this reclassification. Refer to Note 1, “Reclassifications and Organization” in the accompanying Notes to Consolidated Financial Statements for further information.

See accompanying notes to consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Reclassifications and Organization

Reclassifications

The SEC Staff has recently reviewed the Company’s periodic reports and issued a letter (the “Comment Letter”) commenting on the classification of “Net payments on postretirement benefit liability” and “Receipt of postretirement benefit cost reimbursement from predecessor company” on the consolidated statement of cash flows included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

After considering the concerns raised by the SEC Staff, management concluded that amounts from its net post-retirement benefit liability in the Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 should be reclassified in order that the classification of these cash flows would be in accordance of Statement of Financial Accounting Standards No. 95 (“SFAS 95”), “Statement of Cash Flows.”

The Company’s previous accounting policy was to classify cash flows from its net post-retirement benefit liability as a financing activity in our consolidated statements of cash flows because the retirees covered were never employed by the Company and the decision to assume the obligation was a financing determination made at the time of the 1989 acquisition of National Tank Company and W.S. Tyler, Inc. The estimated post-retirement liability directly impacted the purchase price for these assets and also impacted the overall financing consideration and structure of the transaction.

Paragraph 18 of SFAS No. 95 states “financing activities include obtaining resources from owners and providing them with a return on, and a return of, their investment; borrowing money and repaying amounts borrowed, or otherwise settling the obligation; and obtaining and paying for other resources obtained from creditors on long-term credit” and paragraph 21 of SFAS 95 states “Operating activities include all transactions and other events that are not defined as investing or financing activities. Since, the lines “Net payments on post-retirement benefit liability” and “Receipt of post-retirement benefit cost reimbursement from predecessor company” on our audited consolidated statements of cash flows are not included in the scope of what is defined as financing activities in paragraph 18 of SFAS 95, the Company therefore believes the lines “Net payments on post-retirement benefit liability” and “Receipt of post-retirement benefit cost reimbursement from predecessor company” on our audited consolidated statements of cash flows relate to operating activities of the Company rather than financing activities as previously reported. The Company has amended the audited consolidated statements of cash flows included in this report to be in accordance with SFAS No. 95.

For the years ended December 31, 2004, 2003 and 2002, the Company has reclassified the postretirement payments and receipts as operating activities from financing activities in the audited consolidated statements of cash flows. For the years ended December 31, 2004, 2003 and 2002, this reclassification had the effect of reducing net cash provided by operating activities of $1.8 million, $1.6 million and $1.8 million, respectively, and increasing net cash provided by financing activities by $1.8 million for the year ended December 31, 2004 and reducing net cash used in financing activities of $1.6 million and $1.8 million, respectively, for the years ended December 31, 2003 and 2002, from that previously reported. This reclassification does not impact the audited consolidated balance sheets or audited consolidated statements of operations, or audited consolidated statements of stockholders’ equity and comprehensive income (loss) or the “Net cash used in investing activities” and “Increases (decreases) in cash and cash equivalents” in total on the audited consolidated statements of cash flows.

The table below shows the effect of this cash flow reclassification for the years ended December 31, 2004, 2003 and 2002.

	For the Year Ended December 31, 2004			For the Year Ended December 31, 2003			For the Year Ended December 31, 2002
	(in thousands)
	As Reported	Reclass- ification	As Reclassified	As Reported	Reclass- ification	As Reclassified	As Reported	Reclass- ification	As Reclassified
Cash flow provided by operating activities	$2,693	$(1,792)	$901	$12,622	$(1,611)	$11,011	$10,493	$(1,830)	$8,663
Cash flow used in investing activities	$(3,402)	$—	$(3,402)	$(10,819)	$—	$(10,819)	$(5,584)	$—	$(5,584)
Cash flow provided by (used in) financing activities	$1,513	$1,792	$3,305	$(1,764)	$1,611	$(153)	$(6,194)	$1,830	$(4,364)

The table below shows the effect of this cash flow reclassification for the three months ended March 31, 2004, 2003 and 2002.

	For the Three Months Ended March 31, 2004			For the Three Months Ended March 31, 2003			For the Three Months Ended March 31, 2002
	(unaudited, in thousands)
	As Reported	Reclass- ification	As Reclassified	As Reported	Reclass- ification	As Reclassified	As Reported	Reclass- ification	As Reclassified
Cash flow used in operating activities	$(424)	$(504)	$(928)	$(3,961)	$(374)	$(4,355)	$(6,776)	$(562)	$(7,338)
Cash flow used in investing activities	$(779)	$—	$(779)	$(2,454)	$—	$(2,454)	$(1,699)	$—	$(1,699)
Cash flow provided by financing activities	$2,959	$504	$3,463	$5,371	$374	$5,745	$7,410	$562	$7,972

The table below shows the effect of this cash flow reclassification for the six months ended June 30, 2004, 2003 and 2002.

	For the Six Months Ended June 30, 2004			For the Six Months Ended June 30, 2003			For the Six Months Ended June 30, 2002
	(unaudited, in thousands)
	As Reported	Reclass- ification	As Reclassified	As Reported	Reclass- ification	As Reclassified	As Reported	Reclass- ification	As Reclassified
Cash flow used in operating activities	$(3,466)	$(884)	$(4,350)	$(336)	$(916)	$(1,252)	$(367)	$(1,041)	$(1,408)
Cash flow used in investing activities	$(1,464)	$—	$(1,464)	$(6,007)	$—	$(6,007)	$(3,280)	$—	$(3,280)
Cash flow provided by financing activities	$4,780	$884	$5,664	$4,770	$916	$5,686	$2,855	$1,041	$3,896

The table below shows the effect of this cash flow reclassification for the nine months ended September 30, 2004, 2003 and 2002.

	For the Nine Months Ended September 30, 2004			For the Nine Months Ended September 30, 2003			For the Nine Months Ended September 30, 2002
	(unaudited, in thousands)
	As Reported	Reclass- ification	As Reclassified	As Reported	Reclass- ification	As Reclassified	As Reported	Reclass- ification	As Reclassified
Cash flow provided by (used in) operating activities	$2,707	$(1,380)	$1, 327	$6,553	$(1,338)	$5,215	$1,044	$(1,434)	$(390)
Cash flow used in investing activities	$(2,247)	$—	$(2,247)	$(7,677)	$—	$(7,677)	$(4,294)	$—	$(4,294)
Cash flow provided by (used in) financing activities	$(687)	$1,380	$693	$(176)	$1,338	$1,162	$2,017	$1,434	$3,451

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

Depreciation expense was $5.3 million, $5.0 million and $4.9 million, respectively, for the years ended December 31, 2004, 2003 and 2002. The Company leases certain machinery and equipment to its customers under short-term operating lease arrangements, generally for periods of one month to one year. The Company recorded depreciation expense related to these leased assets of $401,000, $433,000 and $380,000, for the years ended December 31, 2004, 2003 and 2002, respectively. These operating lease arrangements are for short-term periods of one month to one year, and often result in the sale of the equipment within one year. While these assets are under lease, the Company records depreciation expense based upon the assets’ estimated useful life. Net book value of leased assets was recorded at $1.3 million and $1.4 million at December 31, 2004 and 2003, respectively, and has been included in the accompanying balance sheet under the caption “Other Current Assets,” since the Company intends to sell the assets within one year, or place the assets in used inventory upon return from the lessee. Lease and rental income of $0.5 million, $1.5 million and $1.3 million, was included in revenues for the North American Operations segment for the years ended December 31, 2004, 2003 and 2002, respectively.

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

(11) Stockholders’ Equity

On July 1, 1997, the Board of Directors of the Company approved the exchange of certain stock appreciation rights outstanding under a subsidiary’s plan for individual options to purchase common stock of the Company. Compensation expense was recognized to the extent that the projected fair market value of the stock on the exchange date exceeded the exercise price of the options. Furthermore, additional stock options were granted under this plan with an exercise price equal to the fair market value of the shares on the date of grant. Accordingly, no compensation expense was recorded for these additional grants. The individual stock options granted on July 1, 1997 vested ratably over a period of three or four years. The maximum term of these options was 10 years. On July 1, 1999, the Board of Directors of the Company approved an award of options to the former Chief Executive Officer pursuant to the terms of his employment agreement, as amended. These options were granted at an exercise price equal to the fair market value of the shares on the date of grant. Accordingly, no compensation expense was recorded for this grant. The individual stock options granted on July 1, 1999 vested ratably over four years. The maximum term of these options was 10 years. Pursuant to the Separation Agreement entered into with the former CEO on July 28, 2004, the period for exercise of these options following termination was extended for 18 months. The Company recorded approximately $62,000 of stock-based compensation expense related to this term extension for the year ended December 31, 2004. At December 31, 2004, 2003 and 2002, options relating to an aggregate of 100,000 shares, 477,700 shares and 527,701 shares, respectively, remained outstanding under these individual arrangements.

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

On May 1, 2001, the Company amended a post-retirement benefit plan that provided medical and dental coverage to retirees of a predecessor company. Under the amended plan, retirees bear additional costs of coverage. Significant plan changes include higher deductibles, prescription coverage under a drug card program and the elimination of dental benefits. As of July 1, 2001, the Company obtained a third-party valuation of its liability under this plan arrangement, as amended. Based upon this valuation, the effect of this amendment was a $6.4 million reduction in the Company’s post-retirement benefit liability. As of December 31, 2001, a cumulative unrecognized loss of $3.6 million existed related to this post-retirement benefit plan. In accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the benefit associated with the plan amendment will be amortized to income as a prior service cost adjustment over the remaining life expectancy of the plan participants. Additionally, the cumulative unrecognized loss will be amortized to expense over the remaining life expectancy of the plan participants.

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

Exhibit Number		Description
10.1	[1]	—Directors Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.2	[1]	—Form of Nonemployee Director’s Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.3	[1]	—1998 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.4	[1]	—Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement No. 333-48851 on Form S-1).

10.5

—Service and Reimbursement Agreement dated as of July 1, 1997 between the Company and Capricorn Management, G.P. (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.6	[1]	—Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.7

—Stockholder’s Agreement dated as of July 31, 1997 between the Company, Capricorn Investors, L.P., Capricorn Investors II, L.P. And the former stockholders of The Cynara Company (incorporated By reference to Exhibit 10.19 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.8	[1,2]	—Severance Pay Summary Plan Description.

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

10.13	[1]

—Second Amended Single Installment Note Between Nathaniel A. Gregory and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.14	[1]

—Amended Single Installment Note Between Nathaniel Gregory and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.15	[1]

—Amended Single Installment Note Between Nathaniel Gregory and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.16	[1]

—Amended Single Installment Note Between Nathaniel Gregory and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.17	[1]

—Amended Single Installment Note Between Patrick M. McCarthy and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.18	[1]

—Employment Agreement dated December 11, 2002, between Nathaniel A. Gregory and NATCO Group Inc. (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.19	[1]

—Employment Agreement dated December 11, 2002, between Patrick M. McCarthy and NATCO Group Inc. (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.20	[1]

—Senior Management Change in Control Agreement dated December 11, 2002, between Robert A. Curcio and NATCO Group Inc. (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.21	[1]

—Senior Management Change in Control Agreement dated December 11, 2002, between Richard D. Peters and NATCO Group Inc. (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.22	[1]

—Senior Management Change in Control Agreement dated December 11, 2002, between Charles Frank Smith and NATCO Group Inc. (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.23	[1]

—Senior Management Change in Control Agreement dated December 11, 2002, between David R. Volz, Jr. and NATCO Group Inc. (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.24	[1]

—Senior Management Change in Control Agreement dated December 11, 2002, between Joseph H. Wilson and NATCO Group Inc. (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number		Description
10.25	[1]	—Amendment of Directors Compensation Plan (incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.26	[1]

—Senior Management Change in Control Agreement date October 7, 2003, between Katherine P. Ellis and NATCO Group Inc. (incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.27	[1]

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

10.32	[1]	—Separation Agreement between the Company and Nathaniel A. Gregory dated July 28, 2004. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed July 29, 2004).

10.33	[1]

—Executive Employment Agreement between NATCO Group Inc. and John U. Clarke dated as of December 7, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed December 9, 2004).

10.34	[1]

—Amendment No. 1 to Employment Agreement dated as of September 30, 2004 between NATCO Group Inc. and Patrick M. McCarthy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.35	[1]

—Form of Amendment No. 1 to Senior Management Change in Control Agreement entered into between NATCO Group Inc. and the executive officers specified in the form (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.36	[1]

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

10.38	[1,2]	—Form of Non-employee Directors Restricted Stock Agreement.

10.39	[1,2]	—Form of Restricted Stock Agreement entered into between NATCO Group Inc. and certain executive officers on September 9, 2004 and December 7, 2004

10.40	[1,2]	—Restricted Stock Agreement between NATCO Group Inc. and John U. Clarke dated September 7, 2004

10.41	[1,2]	—Restricted Stock Agreement between NATCO Group Inc. and John U. Clarke dated January 5, 2005

10.42	[1,2]	—Restricted Stock Agreement between NATCO Group Inc. and John U. Clarke dated January 5, 2005

10.43	[1,2]	—Supplemental Severance Pay Plan and Summary Plan Description for Exempt Employees

10.44

—Second Amendment to Loan Agreement dated March 28, 2005 by and among NATCO Group Inc., NATCO Canada, Ltd. and Axsia Group Limited, as Borrowers, and the lenders thereto (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed March 30, 2005).

21.1	[2]	—List of Subsidiaries.

23.1	[3]	—Consent of Independent Registered Public Accounting Firm, dated December 20, 2005.

31.1	[2]	—Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 USC. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2005.

31.2	[2]	—Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 USC. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2005.

31.3	[3]	—Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 USC. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 21, 2005.

31.4	[3]	—Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 USC. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 21, 2005.

32.1	[2]

—Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 USC. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2005.

32.2	[3]

—Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 USC. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 21, 2005.

[1]	Management contracts or compensatory plans or arrangements.
[2]	Previously filed.
[3]	Included with this amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 21st day of December 2005.

NATCO GROUP INC. (Registrant)

By:	/S/ JOHN U. CLARKE
John U. Clarke Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated, on December 21, 2005.

Signature	Title
/S/ JOHN U. CLARKE John U. Clarke	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ PATRICK M. MCCARTHY Patrick M. McCarthy	Director and President

/S/ RICHARD W. FITZGERALD Richard W. FitzGerald	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ James D. Graves James D. Graves	Vice President and Controller (Principal Accounting Officer)

/S/ KEITH K. ALLAN Keith K. Allan	Director

/S/ THOMAS R. BATES, JR. Thomas R. Bates, Jr.	Director

/S/ JULIE H. EDWARDS Julie H. Edwards	Director

/S/ Thomas C. Knudson Thomas C. Knudson	Director

/S/ GEORGE K. HICKOX, JR. George K. Hickox, Jr.	Director

/S/ HERBERT S. WINOKUR, JR. Herbert S. Winokur, Jr.	Director