Form 10-K
period 2005-12-31
NATCO GROUP INC
filed 2006-03-15
CIK 1057693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission file number: 1-15603

NATCO Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2906892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2950 N. Loop West, 7th Floor, Houston, Texas 77092

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (713) 683-9292

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share, together with associated Series A Preferred Stock purchase rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

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

As of June 30, 2005	$141,160,789

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 1, 2006	Common Stock, $0.01 par value per share	16,950,802 shares

Documents Incorporated by Reference (to the extent indicated in this report)

Specified portions of the 2006 Notice of Annual Meeting of Stockholders and Proxy Statement (Part III)

NATCO Group Inc.

10-K for the Year Ended December 31, 2005

i

PART I

Item 1. Business

Our Business

NATCO Group Inc. is a Delaware corporation formed in 1988. Through our subsidiaries, we have designed, manufactured and marketed oil and gas production equipment and systems for nearly 80 years. We believe we are an industry leader in the development of oil and gas production equipment technology. We pioneered many of the original separation technologies for converting unprocessed hydrocarbon fluids into salable oil and gas and currently hold over 50 active US and equivalent foreign patents and numerous US and foreign trademarks. We are a provider of equipment, systems and services used in the production of crude oil and natural gas to separate oil, gas and water within a production stream and to remove contaminants. Our products and services are used in onshore and offshore fields in most major oil and gas producing regions in the world. Separation and decontamination of a production stream is needed at almost every producing well in order to meet the specifications of transporters and end users.

We design and manufacture a diverse line of production equipment including, among other items: separators, which separate wellhead production streams into oil, gas and water; heaters, which prevent hydrates from forming in gas streams and reduce the viscosity of oil; dehydration and desalting units, which remove water and salt from oil and gas; gas conditioning units and membrane separation systems, which remove carbon dioxide and other contaminants from gas streams; water processing systems, which include systems for water re-injection, oily water treatment and other treatment applications; and control systems, which monitor and control production and other equipment.

We operate four primary manufacturing facilities located in the US and Canada and maintain sub-contracting relationships with fabricators around the world. We manage 37 sales and service facilities, 35 of which are located in the US and Canada, and two of which are located elsewhere. We have engineering and project management execution centers in the US, Canada and the UK, as well as engineered systems sales offices in the US, the UK, Southeast Asia and other international locations. We also have offices in the US and internationally from which we supply control systems, equipment and services. We believe that, among our competitors, we have one of the larger installed bases of production equipment in the industry. We have achieved our position in the industry by maintaining technological leadership, capitalizing on our strong brand name recognition and offering a broad range of quality products and after-market sales and services.

Recent Developments

In September 2004, we named John U. Clarke, then an independent director of the Company, as Chairman and interim CEO. The Board of Directors conducted a search for a replacement and appointed Mr. Clarke as Chairman and Chief Executive Officer of NATCO Group in December 2004.

We restructured our organization effective as of January 1, 2005 in order to improve our execution and customer focus. By organizing our business segments to concentrate our proprietary technologies on specific end-use markets, we believe we can be more responsive to our customers’ needs as well as to new market opportunities. In addition, we have established clearer roles and responsibilities for our senior management team with appropriate levels of accountability and performance metrics to improve execution while at the same time increasing financial transparency for our shareholders. For financial reporting purposes, commencing in 2005, we began allocating corporate and other expenses to each of the segments, rather than segregating these costs on a standalone basis. The segments are: Oil & Water Technologies, Gas Technologies and Automation & Controls:

•	The Oil & Water Technologies segment includes our extensive North American branch distribution network including, our traditional oil and gas separation and dehydration equipment sales and related services, and our worldwide engineered systems group, which is focused primarily on oil and water production and processing systems.

•	The Gas Technologies segment includes our CO2 membrane business, the assets and operating relationship related to our CO2 gas processing facilities in West Texas, H2S removal technologies including Shell Paques™ and all other gas-related technologies that focus on removing contaminants from the gas stream.

•	The Automation & Controls segment focuses on sales of new control panels and systems which monitor and control oil and gas production, as well as field service activities including repair, maintenance, testing and inspection services for existing systems.

All numbers have been reclassified to conform to the presentation in 2005. For financial data relating to our business segments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a discussion of each segment’s revenues from external customers, profit (loss) and total assets for the past three fiscal years, see Note 19, Industry Segments and Geographic Information in the Notes to our Consolidated Financial Statements included in Item 8 of this report.

During 2005, we consolidated and integrated certain marketing functions by forming a global marketing group to better serve customers and pursue projects for continued growth in revenue and profitability. These changes are designed to position NATCO as a premier provider of efficient and customer focused equipment and services to the global energy market. In addition, our engineering offices located in the US, the UK and Canada have become fully integrated “Execution Centers” working in concert with our Global Marketing Group to provide seamless solutions to customers around the world.

A key goal for the company during 2005 and beyond is to improve our profitability and cash flow which will in turn improve our financial position, i.e., balance sheet, working capital utilization and liquidity. In order to accomplish this goal, we continue to pursue revenue enhancements and various cost containment and product delivery efficiency initiatives such as:

•	driving more revenue from our existing product and service lines and increasing our focus on strategic alliances and partnerships;

•	strategic repositioning and rebranding of our UK-based operations to achieve better marketing and engineering integration within NATCO’s organization;

•	implementing lean management techniques designed to eliminate waste and improve productivity;

•	controlling operating, interest and general and administrative expenses; and

•	modifying our worldwide organization to achieve an efficient, cost effective structure designed to meet an ever-changing business environment.

During 2005, we substantially completed the steps necessary to consolidate our UK Execution Center into a single location under the direction of a newly named Managing Director; hired a Senior Vice President of engineered systems to oversee our built-to-order product line related to oil and water technologies; and named a new Corporate Controller. In September 2005, the Company announced that Patrick M. McCarthy, our President will retire on June 30, 2006. We also named two new independent members to the Board of Directors during late 2004 and 2005.

Our Recent History

The following summarizes our general development for the past five years.

In the first quarter of 2001, we acquired the shares of Axsia Group Limited, a privately held process and design company based in the United Kingdom, for approximately $42.8 million, net of cash acquired. Axsia, which specializes in the design and supply of water re-injection systems for oil and gas fields, oily water treatment, oil separation, hydrocyclone technology, hydrogen production and other process equipments systems, became part of our Oil & Water Technologies segment. This acquisition was financed with borrowings under our 2001 term loan and revolving credit facility. This business is currently being repositioned, as indicated above.

In December 2003, we placed into service an expansion of our gas-processing facilities in West Texas. This expansion increased our operating capacity at these facilities from 180 million cubic feet, or mmcf, per day to 367 mmcf per day. Our operating agreements for these facilities provide for daily processing minimums and annual escalations.

During the past few years we have taken steps to restructure our operations in response to changing market conditions. As part of this process, we streamlined certain of our operations to decrease excess production capacity and be more responsive to market trends, including the closure and consolidation of manufacturing and other facilities in Edmonton, Alberta, Canada, Covington, Louisiana and Redruth, Cornwall, UK. Furthermore, we reallocated certain internal resources, realigned our worldwide marketing group, consolidated certain engineered systems operations in the UK, and closed an engineered systems business development office in Singapore.

On December 15, 2005 the Board of Directors approved the restructuring of the Company’s UK operations that will result in consolidating the Gloucester, England office into our Camberley, England location. In December 2005, the Company recorded severance and contract expense of $700,000. Also, the Company expects to incur additional costs in the first nine months of 2006 related to the rationalization of office lease expenses associated with vacating the Gloucester site and consolidating our operations into the Camberley, England location. The total amount of these anticipated costs is estimated to be approximately $2.7 million. The consolidation cost portion is approximately $2.4 million and the non-cash portion is approximately $0.3 million related to the impairment of leasehold improvements. These items will be accounted for either as operating expense or closure, severance and other charges during the first nine months of 2006.

Industry

Global energy demand is driven by growth in the gross domestic product of the world’s economies. A recently published study by the Energy Information Agency of the Department of Energy titled “International Energy Outlook 2005” concludes that worldwide marketed energy demand will exhibit strong growth from 412 quadrillion British thermal units, or Btu in 2002 to 554 quadrillion Btu in 2015, or 34% over 13 years for an average annual growth rate of 2.6%. The emerging economies of Asia, such as China and India, are expected to represent nearly two-thirds of the increase in world energy use, surpassing energy use in the mature market economies for the first time in the year 2020. Demand in this region of the world is expected to double over the period 2002 to 2025. Primary energy demand in the emerging market economies is forecast to grow at an average annual rate of 3.2%. Energy demand in mature market economies, where energy consumption patterns are well established, are expected to grow by 1.1%. The transitional economies of Eastern Europe and the former Soviet Union are projected to grow by 1.6%.

Demand for oil and gas production equipment and services is driven primarily by the following: levels of production of oil and gas in response to worldwide demand; the changing production profiles of existing fields (meaning the mix of oil, gas and water in the production stream and the level of contaminants); the discovery of new oil and gas fields; the quality of new hydrocarbon production; investment in exploration and production efforts by oil and gas producers; and the increasingly remote locations of new production.

We believe our oil and gas production equipment and services market continues to have significant growth potential due to the following:

•

Increasing demand for oil and natural gas. According to the US Department of Energy, worldwide petroleum and natural gas consumption is projected to increase at an average annual growth rate of 2.0% through 2025, with higher consumption rates expected in the emerging economies of China, India and Asia, driven by demand for refined products and the use of natural gas to power plants that generate electricity. As worldwide demand grows, producers and service providers in the oil and gas industry will increasingly rely on non-traditional sources of energy supply and expansion into new markets. As a result, additional and more complex equipment may be required to produce oil and gas from these fields, especially since many new oil and gas fields produce lower quality or contaminated hydrocarbon streams, requiring more complex production equipment. In general, these trends should increase the demand for our products and services.

•	Long-term demand for oil and gas products should lead to increases in drilling activity. Continuing high levels of demand for oil and gas products has resulted in a substantial rise in prices since 2003. For example, the average price of crude oil in the US has essentially doubled from $27.56 per barrel in 2003 to $56.54 per barrel in 2005. In addition, the average wellhead price of natural gas in the US has increased by 51% from $4.97 per thousand cubic feet (mcf) in 2003 to $7.52 per mcf in 2005. In order to meet rising demand, the number of drilling rigs operating in North America and internationally has continued to increase in recent years. The average US rig count for 2005 was 1,380 as compared to 1,190 for 2004 and 1,030 for 2003, as published by Baker Hughes Incorporated. The average international rig count, excluding North America, for 2005, 2004 and 2003 was 908, 836 and 771, respectively. We believe rig counts will continue to increase over the intermediate term as demand for oil and gas products and services increases. With such increases, we anticipate increased demand for oil and gas production equipment and services.

•	Changing profile of existing production. As production declines in existing oil and gas fields, the production profile and quality of reserves may change over time, either naturally or due to implementation of enhanced recovery techniques. The mix of oil, gas, water and contaminants produced from mature fields changes, resulting in lower quality or contaminated hydrocarbon streams requiring additional and more sophisticated production equipment. The industry continues to seek more innovative and technologically efficient means of extracting hydrocarbons from existing fields, as production profiles change. Changing production profiles often require retrofitting and debottlenecking of existing production equipment, which is an area of our expertise.

•	Increasing focus on large-scale equipment packages and integrated systems projects. Due to the increased demand for oil and gas, energy companies are pursuing larger and more complex development projects that often require specialized production equipment. These projects may be in remote, deepwater or harsh environments, may involve complex production profiles and operations and typically involve more sophisticated equipment.

•	Increasing need for technology solutions. Higher specification and performance standards, environmental regulation, cost reduction requirements, desire to reduce space and weight of equipment and other similar considerations have increased demand for technology in production systems. Also, new oil and gas fields typically are offshore and in remote places of the world. These harsh environments present special challenges that require technology and equipment solutions that are reliable with a high degree of engineering integrity.

•	Increasing environmental requirements. The oil and gas industry is facing ever more stringent environmental laws and regulations affecting operations around the world. The Kyoto Accord, being implemented in many countries outside the US, seeks to reduce the production of CO2 or “greenhouse gases” and other environmental issues that are believed to contribute to global warming trends. In addition, many countries are implementing laws dealing with other environmental restrictions such as: natural gas flaring, salt water disposal and water filtration. We provide process equipment designed to handle these concerns and in some cases more stringent environmental requirements may present additional business opportunities for us.

Competitive Strengths

We believe our key competitive strengths are:

•	Market leadership and industry reputation. We have designed, manufactured and marketed oil and gas production equipment and systems for nearly 80 years. We believe that, among our competitors, we have one of the larger installed bases of production equipment in the industry. We will continue to enhance our products and services in order to meet the demands of our customers.

•	Technological leadership. We believe we have established a position of global technological leadership by pioneering the development of innovative separation technologies. We continue to be a technological leader in areas such as carbon dioxide separation using membrane technology, oil-water emulsion treatment using the latest electrostatic technology, seawater injection systems, complex produced oily water treatment systems and a variety of specialty applications. We hold over 50 active US and equivalent foreign patents and continue to invest in research and development.

•	Extensive line of products and services. We provide a broad range of high quality production equipment and services, ranging from standard processing and control equipment to highly specialized engineered systems and fully integrated solutions, to our customers around the world. Because we provide a broad range of products and services, our customers can save time and money by using a single supplier for process engineering, design, manufacturing and installation of production and related control systems.

•	Established network of global sub-contractors and fabricators which serve to complement our North American fabrication and manufacturing capabilities. We maintain relationships with sub-contractors and fabricators around the world, which permits us to deliver competitively priced equipment and systems to customers; minimize transportation costs and logistics; and to satisfy requirements to provide local content in some markets.

•	Experienced and focused management team. Our senior management team has extensive service in our industry with an average of over 20 years of experience. Additionally, our management team has a substantial financial interest in our continued success through equity ownership and incentives.

•	Financial underpinning from recurring fee business and after-market parts and service. We own certain CO2 processing facilities in West Texas, and we operate and manage both our own facilities and those of a customer at that site. The field operator pays us a fee based on volume throughput, with daily processing minimums and annual escalations, that affords us a predictable and stable level of cash flow. Through our extensive North American branch network, we provide replacement parts for our own equipment and for equipment manufactured by others. Each branch of our marketing network also serves as a local parts and service business. These after-market parts and service activities generate a steady stream of revenue and cash flow. We also offer operational and safety training to the oil and gas production industry, which provides a marketing tool for our other products and services.

•	Continued investment in research and development. Each year we conduct a significant amount of product research and development activities at our facilities located in Tulsa, Oklahoma and Pittsburg, California for our own purposes and for our customers on a fee paid basis. One of our latest technology innovations is Dual Frequency® electrostatic oil separation, which offers additional efficiency to treat more volume of crude than traditional applications and has the advantage of a smaller equipment foot print. In early 2005, we entered into a technology advancement agreement with FMC Technologies, Inc. for development of a next generation, compact liquid/liquid separation system. The effort will combine NATCO’s leading electrostatic coalescer technology with FMC Technologies’ compact, cyclonic separation technology to develop this new compact separation system for subsea and surface processing applications.

Business Strategy

Our primary objective is to maximize profitability and cash flow by maintaining and enhancing our position as a leading provider of equipment, systems, services and solutions used in the production of crude oil and natural gas. We intend to achieve this goal by pursuing the following business strategies:

•	Maintaining a safe work environment for our employees and customers. We believe that operating safely is a key measure of performance, which has improved profitability and reduced costs.

•

Focusing on customer relationships. We provide our customers with solutions which result in increased hydrocarbon recovery and lower costs. We believe our customers prefer to work on a regular basis with a small number of leading suppliers. We believe our size, scope of products, technological expertise, service orientation and ability to satisfy delivery requirements provide us with a competitive advantage in establishing preferred supplier relationships with customers. We intend to generate growth in revenue and market share by establishing new, and further developing existing, customer relationships.

•	Being competitively priced in our markets. Our markets are highly competitive and our customers are sensitive to the price of our products relative to those of our competitors. We believe our lean management initiatives to reduce our manufacturing, engineering and distribution costs allow us to compete more effectively in the markets we serve. We expect that these continuous improvement initiatives will lower operating costs, increase productivity and in combination with selective price increases result in strengthening profit margins over time.

•	Pursuing international growth opportunities. We have operated in various international markets for more than 50 years. We intend to continue expanding internationally in targeted geographic regions, such as Latin America, the Middle East, West Africa, Central and Southeast Asia, and Russia. Export sales and international operations provided approximately one-third of total revenues for the year ended December 31, 2005. Revenue from overseas sales has grown over the past few years due to our expanding international presence and is expected to become an even larger percentage of our business. In order to help accomplish this goal, we recently hired a senior vice president of engineered systems to oversee our built-to-order product line related to oil and water technologies worldwide. Under this new management arrangement, our engineering and project management offices located in the US, the UK and Canada are now fully integrated “Execution Centers” working in concert with our Global Marketing Group to provide more seamless solutions to customers around the world. In addition, we are in the process of expanding our presence in Southeast Asia to service expanding opportunities in that region.

•	Providing integrated systems and solutions. We believe our integrated systems design enables us to reduce our customers’ production equipment and systems costs, shorten delivery times and increase production. Our strategy is to lead with product technology, become involved in projects early, provide the broadest and most complete scope of equipment and services consistent with our capabilities and focus on complex, integrated systems.

•	Introducing new technologies and products. We develop and acquire leading technologies that enable us to address the global market demand for increasingly sophisticated production equipment and systems. We plan to continue pursuing the commercialization of new technologies through internal development, acquisitions and licenses.

•	Pursuing complementary acquisitions. Our industry is fragmented and contains many competitors with less extensive product lines, and/or geographic scope. We continue to review potential strategic alternatives involving complementary technologies which would enhance our ability to offer integrated systems or expand our geographic reach, or that would increase product and services pull through at our branch locations.

•	Optimizing the mix of our business for the highest margin work. A key part of our operating strategy is to enhance the utilization of available resources in order to produce increased levels of profitability. This means prospecting for and selecting projects and business that fit certain criteria considering items such as: degree of complexity/execution risk; perceived value of solution to the customer; project duration; credit support requirements; anticipated cash flows; contract structure and other terms. This selective approach is designed to increase the success of project awards, execution and increase overall profitability. As part of this strategy we intend to selectively outsource project activities, such as fabrication, in instances where it makes economic sense to do so.

•	Utilizing sub-contractors. We will selectively utilize sub-contractors to satisfy customer demand for products and equipment where we can manage quality, cost and delivery schedules. In North America, we will continue to optimize our manufacturing capacity by allocating man hours to higher value equipment manufacture while utilizing qualified sub-contractors to satisfy customer demand for our products. We will complement our export capabilities with continuing reliance on sub-contractors and fabricators worldwide.

Global Marketing

Our products and services are marketed primarily through an internal sales force situated in the US, UK, Moscow, Southeast Asia and Tokyo, augmented by third party agents, representatives and technical applications specialists for specific customer requirements. We maintain agency relationships in most energy producing regions of the world to enhance our efforts in countries where we do not have employees. Our Oil & Water Technologies business has 34 operating branches in the US and Canada through which we sell standard and traditional production equipment, spare parts and services directly to oil and gas operators. Our built-to-order business typically involves a significant pre-award investment during which we must provide technical qualifications, evaluate the requirements of the specific project, design a conceptual solution that meets the project requirements and estimate our cost to provide the system to the customer in the time frame required. Our Automation & Control business is primarily marketed through an internal sales force.

Customers

We devote a considerable portion of our marketing time and effort to developing and maintaining relationships with key customers. Some of these relationships are project specific. However, our customer base ranges from independent operators to major and national oil companies worldwide. Our level of technical expertise, extensive distribution network and breadth of product offerings contributes to the maintenance of good working relationships with our customers. Several of our standard and traditional customers will award contracts that involve the manufacture and sale of multiple units over an extended period of time. These contracts may necessitate purchases of raw materials in advance lots to ensure favorable raw material pricing. On large engineered systems projects, warranty and performance bonds may be required by customers as part of the contract terms and conditions. These bonds, which are issued under our revolving credit and term loan facilities, totaled $10.6 and $9.4 million at December 31, 2005 and 2004, respectively.

For the years ended December 31, 2005, 2004 and 2003 there were no customers that provided revenue exceeding 10% of our consolidated revenue.

Competition

Contracts for our products and services are generally awarded on a competitive basis. The most important factors considered by customers in awarding contracts include the availability and capabilities of equipment, the ability to meet the customer’s delivery schedule, price, reputation, experience and safety record.

The primary competitors for our Oil & Water Technologies business include Hanover Compressor Co., Kvaerner Process Systems, Petreco, US Filter, Weir Techna, Flint Energy Services and numerous privately held, mainly regional companies. Competitors for our Gas Technologies business include UOP, Westfield Engineering, Shell’s desulphurization technologies offered through numerous engineering and construction firms and Merichem. The primary competitors for our Automation & Controls business are W- Industries, MMR-Radon, P2S/SECO, E-Production Solutions and numerous privately held companies operating in the Gulf Coast region.

We believe we are one of the largest providers of crude oil and natural gas production separation equipment in North America and have one of the leading market shares internationally. We further believe that our size, research and development technologies, brand names and marketing organization, taken together, provide us with a competitive advantage over the other participants in the industry sector.

Operating Segments

Our operating segments consist of: Oil & Water Technologies, Gas Technologies and Automation & Controls. The products and services we offer through each are outlined below.

Oil & Water Technologies

Our Oil & Water Technologies segment includes both standard and traditional oil and gas separation and dehydration equipment sales and related services and built-to-order systems focused primarily on more complex oil and water production and processing systems.

Standard and Traditional Equipment

The standard and traditional product line consists of production equipment, replacement parts, and used equipment refurbishing and servicing, which is sold primarily onshore in North America and in the Gulf of Mexico. Through our Canadian subsidiary, we provide traditional production equipment with modifications to operate in a cold weather environment. The standard and traditional equipment built for the North American oil and gas industry are “off the shelf” items or customized variations of standardized equipment requiring limited engineering. We market traditional production equipment and services through 35 sales and service centers in the United States and Canada, one in Mexico and one in Venezuela.

Our production equipment includes:

•	Separators. Separators are used for the primary separation of a hydrocarbon stream into oil, water and gas. In addition to traditional separator solutions, we offer customers more advanced separation technologies utilizing proprietary devices inside vessels to achieve more efficient separation designed to reduce size and weight, improve separation efficiency, and eliminate process problems.

•	Heaters. Heaters are used to reduce the viscosity of oil to improve flow rates and to prevent hydrates from forming in gas streams. We manufacture both standardized and customized direct and indirect fired heaters. In each system, heat is transferred to the hydrocarbon stream through a medium such as water, water/glycol, steam, and salt or flue gas.

•	Oil Dehydration Equipment. Oil dehydrators are used to remove water from oil.

•	Water Treatment Equipment. We offer a complete line of water treatment and conditioning equipment for the removal of contaminants from water extracted during oil and gas production.

•	Gas Conditioning Equipment. Gas conditioning equipment removes contaminants from hydrocarbon and gas streams.

•	Equipment Refurbishment. We source, refurbish and integrate used oil and gas production equipment. Customers that purchase this equipment may benefit from reduced delivery times and lower equipment costs relative to new equipment. The used equipment market is focused primarily in North America, both onshore and offshore.

•	Parts, Service and Training. We provide replacement parts for our own equipment and for equipment manufactured by others. Each branch of our marketing network also serves as a local parts and service business. We offer operational and safety training to the oil and gas production industry, which provides a marketing tool for our other products and services.

Built-to-order Systems

We design, engineer and manufacture engineered systems for large production development projects throughout the world and provide start-up services for our engineered products. Engineered systems typically require a significant amount of technology, engineering and project management.

We market engineered systems through our direct sales force based in Houston, Texas; Calgary, Alberta, Canada; Camberley and Gloucester, England; Caracas, Venezuela; Bangkok, Thailand; Moscow, Russia; and Tokyo, Japan, augmented by independent representatives in other countries. We also use the unique oil testing capabilities at our research and development facilities to market engineered systems. This capability enables us to determine equipment specifications that best suit customers’ requirements.

Built-to-order systems include:

•	Integrated Oil and Gas Processing Trains. These consist of multiple units that process oil and gas from primary separation through contaminant removal.

•	Offshore Production Systems. These consist of large skid-mounted processing units and can be used in conjunction with semi-submersibles; floating, production, storage and offloading (FPSO) vessels and other floating production vessels. Floating production equipment must be specially designed to overcome the detrimental effects of wave motion on floating vessels. We pioneered and patented the first wave-motion production vessel internals system and continue to advance this technology at our research and development facility using a wave-motion table, which simulates a variety of sea states. We also utilize Computational Fluid Dynamic modeling and Finite Element Analysis to ensure that these facilities are optimally designed and are fabricated to meet the durability requirements at defined sea states.

•	Dehydration and Desalting Systems. Dehydration and desalting involves the removal of water and salt from an oil stream. Desalting is a specialized form of dehydration, in which in this process, water is injected into an oil stream to dilute the residual saltwater, and remove it from the stream. Large production projects often use electrostatic technology to desalt oil. We believe that we are the leading developer of electrostatic technologies for oil treating and desalting. One of our dehydration and desalting systems, the Electro Dynamic™ Desalter, can be used in oil refineries, where stringent desalting requirements have grown increasingly important. These requirements have increased as crude quality has declined and catalysts have become more sensitive and sophisticated, requiring lower levels of contaminants. This technology reduces the number and size of vessels employed by this system and is particularly important in refinery and offshore applications where space is at a premium.

•	Water Injection Systems. We provide water injection systems used both onshore and offshore to remove contaminants from water to be injected into a reservoir during production so that the formation or its production characteristics are not adversely affected. These systems may involve media and cartridge filters, de-aeration, chemical injection and sulfate removal. Offshore facilities to treat raw seawater involving use of sulfate removal membranes can be and often are very large projects, and are increasingly necessary for field development in locations such as the Gulf of Mexico, North Sea and West Africa.

•	Produced Water Cleanup Systems. We design and engineer systems that, through the use of liquid/liquid hydro-cyclone technology and induced or dissolved gas flotation technology, remove oil and solids from a produced water stream. Oily water cleanup is often required prior to the disposal or re-injection of produced water.

•	Gas Processing Equipment. We offer standard and custom processing equipment for the extraction of liquid hydrocarbons to meet feed gas and liquid product requirements. We manufacture several standard mechanical refrigeration units for the recovery of salable hydrocarbon liquids from gas streams. Low Temperature Extractor (LTX®) units are mechanical separation systems designed for handling high-pressure gas at the wellhead. These systems remove liquid hydrocarbons from gas streams more efficiently and economically than other methods.

•	Other Proprietary Equipment. We design and supply a broad range of proprietary equipment that may be part of a larger system or may be sold separately to customers for application in an oil and gas field development or retrofit. Such equipment includes wellhead desanders, sand cleaning facilities, sand fluidization, specialty oil heaters and other process equipment.

•	Downstream Facilities. We offer several technologies that have crossover applications in the refinery and petrochemical sectors. Most involve aspects of oil treating and water treating. We discussed above the use in refineries of one of our dehydration and desalting systems. Through our subsidiary operation in Camberley, England, we also design and supply process facilities for hydrogen generation and purification, for use in refineries and petrochemical plants or by industrial gas suppliers. In addition, we can provide DOX™ units to ethylene processors that clean both heavy and light dispersed oil from water.

Gas Technologies

The Gas Technologies group includes our CO2 membrane business, the assets and operating relationship related to our gas processing facilities in West Texas, H2S removal technologies including Shell Paques™, and other built-to-order gas-related technologies that focus on removing contaminants from the gas stream.

•	Large Gas Processing Facilities. We provide large gas processing facilities for the separation, heating, dehydration and removal of liquids and contaminants to produce pipeline-quality natural gas. We also design and manufacture gas-processing facilities that remove carbon dioxide from hydrocarbon streams. These facilities use Cynara® membrane technology, which provides a cost-effective separation solution for hydrocarbon streams containing high concentrations of carbon dioxide. Primary markets for this application are production from gas wells, such as those located in Southeast Asia, which have naturally occurring carbon dioxide, and production fields that use CO2 for enhanced oil recovery systems. We are licensed to design and supply systems in North and South America (excluding Canada) for separation of H2S and sulfur recovery, using Shell-Paques™ licensed technology.

•	Carbon Dioxide Field Operations. We also provide gas-processing facilities for the removal of carbon dioxide from hydrocarbon streams. These facilities use our proprietary Cynara® membrane technology that provides one of the more effective separation solutions for hydrocarbon streams containing carbon dioxide. The primary market for these facilities is production from wells such as those located in West Texas in which carbon dioxide injection is used to enhance the recovery of oil reserves. Utilizing this technology, we have entered into separate service agreements with Kinder Morgan CO2 Company, L.P. relative to gas processing of production at the Sacroc field in West Texas. Each contract has a term of ten years and is automatically renewed for successive one-year periods, unless either Kinder Morgan or we provide the other party with prior written notification of cancellation. Currently the earliest contract expiration date is July 2012.

Automation & Controls

The primary market for automation and control systems is in offshore applications throughout the world. We market and service these products through subsidiaries with US locations in Houston, Texas and Harvey and New Iberia, Louisiana, and international locations in Angola, West Africa and Kazakhstan. These automation and control systems include:

•	Control Systems. We design, assemble and install pneumatic, hydraulic, electrical and computerized control panels and systems. These systems monitor and change key parameters of oil and gas production systems. Key parameters include wellhead flow control, emergency shutdown of production and safety systems. A control system consists of a control panel and related tubing, wiring, sensors and connections.

•	Engineering and Field Services. We provide start-up support, testing, maintenance, repair, renovation, expansion and upgrade of control systems, including those designed or installed by competitors, for our customers in the US and international locations. Our design and engineering staff also provide contract electrical engineering services.

•	SCADA Systems. Supervisory control and data acquisition (“SCADA”) systems provide remote monitoring and control of equipment, production facilities, pipelines and compressors via radio, cellular phone, microwave and satellite communication links. SCADA systems reduce the number of personnel and frequency of site visits and allow for continued production during periods of emergency evacuation, thereby reducing operating costs.

Manufacturing Facilities

We operate four primary manufacturing and fabrication facilities ranging in size from approximately 47,600 square feet to approximately 130,000 square feet of manufacturing space which, along with other third-party sub-contractors, support our product technology lines. We own three of these facilities and lease one. Our major manufacturing facilities are:

Standard and Traditional

•	Electra, Texas. We produce various types of low- and high-pressure production vessels, as well as skid-mounted packages at this 130,000 square foot facility.

•	Magnolia, Texas. We fabricate various types of low-pressure production vessels and skid packages at this 47,600 square foot facility. This facility also refurbishes used equipment.

•	Calgary, Alberta, Canada. We produce heavy wall and cold weather packaged equipment and systems primarily for the Canadian, Alaskan and Russian markets at this 93,000 square foot facility. This facility does manufacturing and fabricating for both our standard and traditional and built-to-order product lines

Built-to-order

•	New Iberia, Louisiana. We fabricate packaged production systems for delivery throughout the world at this 60,000 square foot and 16-acre waterfront facility, which can handle large equipment systems.

We also fabricate control panels at an 8,200 square foot facility that we own in Harvey, Louisiana and a 22,800 square foot facility that we lease in Houston, Texas. Membranes for our Cynara technology are manufactured at an 8,000 square foot facility that we lease in Pittsburg, California.

During 2004, we initiated on a company-wide basis the use of lean management techniques previously implemented at our Calgary facility to focus first on lean manufacturing and then general business processes. Lean manufacturing is a process designed to identify and eliminate waste in the manufacturing process through continuously improving product flow in an effort to meet customer needs. By more effectively producing products that specifically meet customer requirements we have reduced our manufacturing costs and increased utilization capacity at our existing facilities and improve productivity. Lean management applies the principles of eliminating waste and improving efficiency across the entire organization to better position the Company to realize its full potential. During 2006, we will implement additional phases of our lean management program in other areas of the company’s operations including the worldwide engineering execution centers.

Our manufacturing operations are vertically integrated. At most locations, we are able to engineer, design, fabricate, inspect and test our products. Consequently, we are able to control the quality of our products, manage the cost of goods sold relative to the expected sales price and satisfy the delivery requirements of our customers.

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

We maintain a high standard of safety performance at each facility. We fabricate to the standards of the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers and specific customer specifications. We use welding and fabrication procedures in accordance with the latest technology and industry requirements. We have instituted training programs to assure safe operations, upgrade skilled personnel and maintain high quality standards. We believe these programs generally enhance the quality of our products.

Raw Materials & Components

Materials and components used in our servicing and manufacturing operations and purchased for sale are generally available from multiple sources. The prices paid by us for raw materials may be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; and foreign currency exchange rates. We experienced higher steel prices and greater difficulty securing necessary steel supplies in 2004 than in the preceding several years. While we attempt to mitigate the financial impact of higher raw materials costs on our operations by assigning appropriate bid validity dates to our contract proposals, applying surcharges to and adjusting prices on the products we sell, we are not always successful in anticipating price increases or in passing these increases on to our customers. This was true in the early part of 2004, when we were not able to pass on all of the increasing steel prices to our customers. As a result, we incurred an unfavorable manufacturing cost variation which was substantially eliminated in 2005. Higher prices and lower availability of steel and other raw materials we use in our business may adversely impact our profitability in future periods.

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

In 2004, we introduced the patented Dual Frequency® electrostatic dehydration technology and completed an initial field test in Venezuela in 2004. The testing confirmed the footprint advantages of this technology to current competitive offerings. Dual Frequency® offers operators additional efficiency to treat significantly more volume of crude as opposed to traditional applications while using less space. In 2005, a second field test was initiated with a North American oil company, successfully demonstrating the effectiveness of our Dual Frequency® technology on heavy crude. We continue to identify field demonstration sites for both upstream and downstream applications, and opportunities to use the technology to debottleneck processing facilities.

We license Shell Paques™ and Paques™ bio-desulfurization technology under agreements with Shell Global Solutions® entered into in 2002. Shell Paques™ is licensed for use in natural gas production applications in North and South America, excluding Canada, while Paques™ is licensed for use in biogas applications in North America. These technologies potentially provide operating cost and environmental advantages over existing desulfurization technologies for desulfurization facilities. The technology has been certified through the Environmental Protection Agency’s Environmental Technology Verification program. During 2004, several additional units were started up on biogas applications on effluent streams from meat processing facilities, proving the technology works both on low-pressure biogas and high-pressure natural gas applications. We are continuing to evaluate the effectiveness of this technology for high-pressure natural gas applications. In 2005, we entered into a contract to provide a Shell-Paques® unit to remove sulfur from associated gas production. This unit is scheduled to start up in early 2006.

In early 2005, we entered into a technology advancement agreement with FMC Technologies, Inc. for development of a next generation, compact liquid/liquid separation system. The effort will combine NATCO’s leading electrostatic coalescer technology with FMC Technologies’ compact, cyclonic separation technology to develop this new compact separation system for subsea and surface processing applications.

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

As of December 31, 2005, we held over 50 active US and equivalent foreign patents and numerous US and foreign trademarks. While important to our business, we would not expect the loss of any one of these patents to be material. In addition, we are licensed under several patents held by others.

We operate a research and development facility in Tulsa, Oklahoma, where we conduct technology and product development studies that are tailored to the needs of our customers. Our electrostatics pilot unit is capable of running client crudes for all our electrostatic offerings and those of our competitors. Through paid testing programs, we are able to show clients how our electrostatic technologies are better suited than those of our competitors. In addition, we utilize a simulation loop capable of flowing 6,000 barrels per day of crude and 10 million cubic feet per day of gas, and a wave motion table that allows customers to validate 1/20th scale performance internals in dynamic wave motion conditions to run client paid studies that are linked to our products. In many cases, testing is applied to crude oil provided by our customers, resulting in an increase in our customers’ understanding and comfort with the actual performance of our products.

At our manufacturing facility in Pittsburg, California, we are engaged in active, ongoing research and development in the area of membrane technology. We also have research and development operations at our facilities in the UK where we focus primarily on water treatment developments.

As a contracted service to our customers, we utilize Computational Fluid Dynamic (CFD) modeling to dynamically simulate the conditions of process equipment both offshore and onshore. CFD studies have been key to validating performance and durability of process equipment and are offered as a competitive advantage to our hardware sales.

We engage on a technical basis with customers for our technologies through both the use of our pilot testing facilities and through the problem solving capabilities of our Process Solutions Group engineers. In Tulsa, OK and in Gloucester, UK, we enter into contracts with our clients to run pilot or bench scale tests on their specific field production streams. Through such testing, we prove out our product capabilities and performance, often with customers in attendance to observe the testing progress. In addition, in order to provide that our key technologies are integrated into both retrofitting and greenfield projects appropriately, we enter into engineering contracts with our customers. Frequently, these engineering studies or pilot testing contracts can result in either direct awards from these clients or can favorably impact the client’s buying specifications.

At December 31, 2005, we had 26 employees engaged in research and development and product commercialization activities.

Other Matters

Gulf of Mexico Hurricanes. Our business operations in Louisiana, Mississippi and Texas along the Gulf of Mexico were impacted by two significant hurricanes, Katrina and Rita, during the third quarter of 2005. Both manufacturing and field services activities were impacted in our Automation & Controls and Oil & Water Technologies segments. The overall unfavorable impact to segment profit for the third quarter from the two hurricanes was approximately $1.2 million between the two segments. This estimated amount includes the margin impact from the delay in revenues, higher underabsorption of overhead for manufacturing and field personnel, modest damaged property repairs and the Company’s assistance costs for our affected employees. All of our facilities and operations were back in service during October 2005.

Environmental Matters

We are subject to environmental regulation by federal, state and local authorities in the United States and in several foreign countries. Although we believe we are in substantial compliance with all applicable environmental laws, rules and regulations (“laws”), the field of environmental regulation can change rapidly with the enactment or enhancement of laws and stepped up enforcement of these laws, either of which could require us to change or discontinue certain business activities as further described under “—Risk Factors—We may incur substantial costs to comply with our environmental obligations.” We have been named as a potentially responsible de minimis party in connection with one federal superfund site under the US Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA. At present, we are not involved in any material environmental matters of any nature and are not aware of any material environmental matters threatened against us.

Employees

At December 31, 2005, we had 1,802 employees. Of these, 151 Canadian employees were represented under collective bargaining agreements that extend through July 2007. We believe our relationships with our employees are satisfactory.

Available Information and Required Certifications

We are a reporting company under the Securities Exchange Act of 1934, as amended, and file reports, proxy statements and other information with the Securities and Exchange Commission. Copies of these reports, proxy statements and other information may be inspected and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also access our filings on the SEC’s website at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements, as well as any amendments and exhibits to those documents, are available free of charge through our website, www.natcogroup.com, as soon as reasonably practicable after we file them with, or furnish them to, the SEC. We also make available, free of charge on our website and in print to any stockholder who requests, our corporate governance guidelines, the charters of our board committees and our business ethics policies. Requests for copies can be directed to Investor Relations, telephone: 713-683-9292. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

We have attached to this report the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31.1 and 31.2.

We have filed with the New York Stock Exchange the 2005 annual CEO certification regarding our compliance with the NYSE’s corporate governance standards as required by NYSE rule 303A.12 (a), as well as several interim certifications since the date of our 2005 annual filing. There were no qualifications to the annual certification.

Item 1A. Risk Factors

Risks Relating to Our Business

Our achievement of projected revenue and earnings targets in 2006 and beyond is dependent on our ability to successfully implement our strategic goals. We have adopted a business plan aimed at increasing our revenues by 25% to 30% during 2006. We expect this will be achieved through increased market penetration of existing products, greater pull-through in our branch network, and commercialization of new products. If we are unable to effectively execute these plans, our revenue and earnings could be lower than anticipated. Our ability to effectively execute these plans could be adversely affected if our business assumptions do not prove to be accurate or if adverse changes occur in our business environment, such as: potential declines or increased volatility in oil and natural gas prices that would adversely affect our customers and the energy industry, reductions in rig activity, reduction in prices or demand for our products and services, general global economic and business conditions, our ability to successfully integrate acquisitions, our ability to generate technological advances and compete on the basis of our technology, the potential for unexpected litigation or regulatory proceedings and potential higher prices for products used by us in our operations.

Our achievement of productivity and cost containment targets in 2006 and beyond is dependent on our ability to successfully execute our cost control initiatives. Starting in 2004 and continuing through 2005, we initiated on a company-wide basis the use of lean management techniques. Lean management is a process designed to identify and eliminate waste in the business process through continuously improving work flow in an effort to meet customer needs. By more effectively producing products that specifically meet customer requirements, we hope to reduce our costs and increase utilization capacity at our existing facilities and improve productivity. Lean management applies these principles to the entire organization to better position the Company to realize its full potential. During the first half of 2006, we will be working to complete the final phase of consolidating and integrating our UK-based operation into our global network of engineering execution centers. There can be no assurance that these actions will reduce operating costs and increase productivity going forward.

Competition could result in reduced profitability and loss of market share. Contracts for our products and services are generally awarded on a competitive basis. Historically, our markets have been very competitive in terms of the number of suppliers providing similar products and technologies. The most important factors considered by our customers in awarding contracts include: the availability and capabilities of our equipment; our ability to meet the customer’s delivery schedule; price; our reputation; our technology; our experience; and our safety record.

In addition, we may encounter obstacles in our international operations that impair our ability to compete in individual countries. These obstacles may include: subsidies granted in favor of local companies; taxes, import duties and fees imposed on foreign operators; contracts being denominated in local currencies; lower wage rates in foreign countries; and fluctuations in the exchange value of the United States dollar compared with the local currency. Any or all these factors could adversely affect our ability to compete and thus adversely affect our results of operations.

Our international operations may experience interruptions due to political and economic risks. We operate our business and market our products and services throughout the world. We are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Moreover, oil and gas producing regions in which we operate include many countries in the Middle East, West Africa, Venezuela and other parts of the world, where risks have increased significantly of late. We cannot accurately predict whether these risks will increase or abate. These risks include: nationalization; expropriation; war, terrorism and civil disturbances; restrictive actions by local governments; limitations on repatriation of earnings; changes in foreign tax laws; changes in banking regulations; and changes in currency exchange rates.

The occurrence of any of these risks could have an adverse effect on regional demand for our products and services or our ability to provide them. Further, we may experience restrictions in travel to visit customers or start-up projects, and we may incur added costs by implementing security precautions. An interruption of our international operations could have a material adverse effect on our results of operations and financial condition.

The occurrence of some of these risks, such as changes in foreign tax laws and changes in currency exchange rates, may have extended consequences.

For the year ended December 31, 2005, our total bookings of $493.9 million included $29.7 million, or 6%, for projects for delivery to Iraqi national oil companies. Also, at year end 2005, our sales backlog of $171.0 million included $12.1 million, or 7%, for equipment that is expected to be delivered to the Iraqi national oil companies during the first six months of 2006.

Our UK-based operations, our Japanese subsidiary and our Canadian subsidiary have made sales (as part of their ongoing businesses), and have informed us that they expect to continue making sales of equipment and services to customers in certain countries that are subject to US government trade sanctions (“Embargoed Countries”). In the past, these included sales to the Iraqi national oil companies permitted under the United Nations Oil-For-Food Program and to Libya and Syria. Certain US sanctions on doing business in Iraq and Libya were lifted during 2004. Sales to customers in Embargoed Countries were less than 1% of our consolidated revenue in 2005, approximately 2% in 2004 and approximately 1% in 2003.

A substantial or extended decline in commodity prices could result in lower expenditures by the oil and gas industry, thereby negatively affecting our revenue and results of operations. Our business is substantially dependent on the condition of the oil and gas industry and its willingness to spend capital on the exploration for and development of oil and gas reserves. A substantial or extended decline in these expenditures may result in the discovery of fewer new reserves of oil and gas and/or the delay in development of known reserves, thereby adversely affecting the market for our production equipment and services. The level of these expenditures is generally dependent on the industry’s view of future oil and gas prices, which have been characterized by significant volatility in recent years. Oil and gas prices are affected by numerous factors outside of our control, including: the level of exploration activity; worldwide economic activity; interest rates; the cost of capital and currency exchange rate fluctuations; environmental regulation; tax policies; political requirements of national governments; coordination by the Organization of Petroleum Exporting Countries (OPEC); political environment, including war and terrorism; the cost of producing oil and gas; technological advances; changes in the supply of and demand for oil, natural gas and electricity; and weather conditions.

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

Occasionally, a customer will cancel or delay a project for reasons beyond our control. In the event of a project cancellation, we are generally reimbursed for our costs, but typically have no contractual right to the total revenues expected from any such project as reflected in our backlog. In addition, projects may remain in our backlog for extended periods of time. If we were to experience significant cancellations or delays of projects in our backlog, our results of operations and financial condition could be materially adversely affected.

Most of our contracts are fixed-price contracts that are subject to gross profit fluctuations, which may impact our margin expectations. Most of our projects, including larger engineered systems projects, are performed on a fixed-price basis. We are responsible for all cost overruns, other than any resulting from customer-approved change orders. Our costs and any gross profit realized on our fixed-price contracts will often vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including: errors in estimates or bidding; changes in availability and cost of labor and materials; and variations in productivity from our original estimates. These variations and the risks inherent in engineered systems projects may result in reduced profitability or losses on our projects. Depending on the size of a project, variations from estimated contract performance can have a significant negative impact on our operating results or our financial condition.

We have relied and we expect to continue to rely on a limited number of customers for a significant portion of our revenues. There have been and are expected to be periods where a substantial portion of our revenue is derived from a single customer or a small group of customers. We have a number of ongoing relationships with major oil companies, national oil companies and large independent producers. The loss of one or more of these ongoing relationships could have an adverse effect on our business and results of operations.

Liability to customers under warranties may materially and adversely affect our cash flow. We typically warrant the workmanship and materials used in the equipment we manufacture. At the request of our customers, we occasionally warrant the operational performance of the equipment we manufacture. Failure of this equipment to operate properly or to meet specifications may increase our costs by requiring additional engineering resources, replacement of parts and equipment or service or monetary reimbursement to a customer. Our warranties often are backed by letters of credit. At December 31, 2005, we had provided to our customers approximately $8.3 million in letters of credit related to performance and warranties. We have received warranty claims in the past, and we expect to continue to receive them in the future. To the extent that we should incur warranty claims in any period substantially in excess of our warranty reserve, our results of operations and financial condition could be materially and adversely affected.

Our ability to attract and retain skilled labor is crucial to our profitability. Our ability to succeed depends in part on our ability to attract and retain skilled manufacturing workers, equipment operators, engineers and other technical personnel. Our ability to expand our operations depends primarily on our ability to increase our labor force. Demand for these workers can fluctuate in line with overall activity levels within our industry and from competition from other industries. A significant increase in the wages paid by competing employers could result in increases in the rates of wages we must pay. If this were to occur and we were unable to pass such cost increases on to customers, the effect would be a reduction in our profits and to the extent that our available work force were to contract, the effect would diminish our production capacity and profitability and impairment of our growth potential.

Our ability to manage third party sub-contractors could affect our profitability. For certain orders, we use third party contractors to do portions of the work. Also, in the future, we intend to increase our utilization of sub contractors, especially for fabrication requirements, when it makes economic sense to do so. Using sub contractors carries a degree of risk and could result in: project delays; escalated costs; substandard quality; rework and warranty costs that may not be recoverable under the prime contract resulting in lower project margins or possibly losses due to non-performance and liquidating damages. Any of the foregoing could adversely affect our business reputation and profitability.

Future acquisitions, if any, may be difficult to integrate, disrupt our business and adversely affect our operating results. We intend to consider and, if feasible, to make strategic acquisitions of other companies, assets and product lines that complement or expand our existing businesses. We cannot assure you we will be able to successfully identify suitable acquisition opportunities or to finance and complete any particular acquisition. Furthermore, acquisitions involve a number of risks and challenges, including: the diversion of our management’s attention to the assimilation of the operations and personnel of the acquired business; possible adverse effects on our operating results during the integration process; potential loss of key employees and customers of the acquired companies; potential lack of experience operating in a geographic market of the acquired business; an increase in our expenses and working capital requirements; and the possible inability to achieve the intended objectives of the business combination. Any of these factors could adversely affect our ability to achieve anticipated levels of cash flow from an acquired business or realize other anticipated benefits of an acquisition.

Our quarterly sales and cash flow may fluctuate significantly. Our revenues are substantially derived from significant contracts that are often performed over periods of two to six or more quarters. As a result, our revenue and cash flow may fluctuate significantly from quarter to quarter, depending upon our ability to replace existing contracts with new orders and upon the extent of any delays in completing existing projects.

Our insurance policies may not cover all claims against us or may be insufficient in amount to cover such claims. Some of our products are used in potentially hazardous production applications that can cause personal injury; loss of life; damage to property, equipment or the environment; and suspension of operations. We maintain insurance coverage against these and other risks associated with our business in accordance with standard industry practice. This insurance may not protect us against liability for some kinds of events, including events involving pollution, losses resulting from business interruption or acts of terrorism or damages from breach of contract by the Company or based on alleged fraud or deceptive trade practices. We cannot assure you our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, we cannot assure that we will be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our business, results of operations and financial condition.

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

Our system of internal controls is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes. A loss of public confidence in the quality of our internal controls or disclosures could have a negative impact on us. Our system of internal controls is designed to provide reasonable assurance that the objectives of the control system are met. However, any system of internal controls is subject to inherent limitations and the design of our controls may not provide absolute assurances that all of our objectives will be entirely met. This includes the possibility that controls may be inappropriately circumvented or overridden, that judgments in decision-making can be faulty, and that misstatements due to errors or fraud may not be prevented or detected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate four primary manufacturing plants ranging in size from approximately 47,600 square feet to approximately 130,000 square feet of manufacturing space. In addition, we operate smaller, single-product manufacturing facilities at three branch sites. We also own and lease distribution and service centers, sales offices and warehouses. We lease our corporate headquarters in Houston, Texas. At December 31, 2005, we owned or leased approximately 757,000 square feet of facilities of which approximately 324,000 square feet was leased, and approximately 433,000 square feet was owned. Of the total manufacturing space, approximately 237,600 square feet was located in the United States and approximately 93,000 square feet was located in Canada. We sold our Covington, LA manufacturing facility in September 2005 and our Redruth, Cornwall, UK facility in March 2005.

The following chart summarizes the number of facilities owned or leased by us by geographic region and business segment in as of December 31, 2005.

	United States	Canada	Other
Oil & Water Technologies	38	6	2
Gas Technologies	1	1	4
Automation & Controls	2	—	1
Corporate and Other	2	—	—

Totals	43	7	7

Item 3. Legal Proceedings

NATCO and its subsidiaries are defendants or otherwise involved in a number of legal proceedings in the ordinary course of their business. We also are parties to certain environmental proceedings as described in Item 1. Business—Environmental Matters. While we insure against the risk of these proceedings to the extent deemed prudent by our management, we can offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to our business activities. While we cannot predict the outcome of any legal proceedings with certainty, in the opinion of management, our ultimate liability with respect to any of these pending lawsuits, is not expected to have a significant or material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our authorized common stock consists of 50,000,000 shares. We had 16,950,802 shares outstanding as of March 1, 2006, held by 90 record holders, and no treasury shares. The number of shares outstanding includes 264,218 shares of restricted stock as to which forfeiture restrictions have not lapsed. The number of record holders of our common stock does not include the stockholders for whom shares are held in a “nominee” or “street” name. We had 5,000,000 shares of preferred stock authorized at March 1, 2006, of which 500,000 shares are designated Series A Junior Participating Preferred Stock and 15,000 shares are designated Series B Convertible Preferred Stock (“Series B Preferred Shares”). At that date, there were no Series A preferred shares outstanding and 15,000 Series B Preferred Shares outstanding, issued to one record holder. At March 1, 2006, the Series B Preferred Shares were immediately convertible, at the option of the holder, into 1,921,845 shares of common stock. Our common stock is traded on the New York Stock Exchange under the ticker symbol NTG.

The following table sets forth, for the calendar quarters indicated, the high and low sales prices of our common stock reported by the NYSE for each of the years ended December 31, 2004 and 2005.

	Common Stock
	High	Low
2004
First Quarter	$8.08	$6.64
Second Quarter	7.99	6.75
Third Quarter	8.75	7.35
Fourth Quarter	9.25	7.85

2005
First Quarter	$12.64	$8.64
Second Quarter	13.76	9.97
Third Quarter	25.70	12.96
Fourth Quarter	27.11	19.05

Pursuant to the terms of our Series B Preferred Shares we pay a semi-annual dividend to holders of such stock of 10% of the face value of the stock, or an aggregate of $1.5 million per year. We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather intend to retain any future earnings in excess of the preferred stock dividend amount for use in the business. Our revolving credit and term loan facilities restrict our ability to pay dividends and other distributions on our common stock.

The following table summarizes the surrenders of the Company’s equity securities during the three months ended December 31, 2005:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to 31, 2005	—	—	—	—
November 1 to 30, 2005	2,550	—	—	—
December 1 to 31, 2005	—	—	—	—

Three months ended December 31, 2005	2,550	—	—	—

(1)	This acquisition of equity securities was the result of forfeiture of restricted stock pursuant to the terms of the Company’s shareholder approved equity compensation plans and the terms of the equity grants pursuant to those plans.

(2)	Excludes forfeited restricted stock since the purchase price was zero. The purchase price of a share of stock used for tax withholding is the amount of the stock on the date of lapse of the restrictions of the restricted stock, based on the average of the high and low reported sales prices of the Company’s common stock on that date.

Item 6.	Selected Financial Data

The following summary consolidated historical financial information for the periods and the dates indicated should be read in conjunction with our consolidated historical financial statements.

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$400,486	$321,451	$281,462	$289,539	$286,582
Cost of goods sold	303,702	246,717	215,459	219,354	210,512

Gross profit	96,784	74,734	66,003	70,185	76,070
Selling, general and administrative expense	60,409	54,230	51,476	53,947	51,471
Depreciation and amortization expense	5,226	5,376	5,069	4,958	8,143
Closure, severance and other	2,663	4,098	2,105	548	1,600
Interest expense	3,815	3,846	4,085	4,527	4,941
Write-off of unamortized loan costs	—	667	—	—	—
Interest cost on postretirement benefit liability	767	830	837	471	888
Interest income	(86)	(123)	(190)	(248)	(660)
Other, net	1,939	2,153	1,211	400	429

Income before income taxes and cumulative effect of change in accounting principle	22,051	3,657	1,410	5,582	9,258
Income tax provision	7,866	3,043	1,243	1,705	3,895

Income before cumulative effect of change in accounting principle	14,185	614	167	3,877	5,363
Cumulative effect of change in accounting principle, net of income tax (1)	—	—	34	—	—
Preferred stock dividends	1,500	1,500	1,152	—	—

Net income (loss) allocable to common stockholders	$12,685	$(886)	$(1,019)	$3,877	$5,363

Basic earnings per share allocable to common stockholders before cumulative effect of a change in accounting principle	$0.78	$(0.06)	$(0.06)	$0.25	$0.34
Diluted earnings per share allocable to common stockholders before cumulative effect of change in accounting principle	$0.77	$(0.06)	$(0.06)	$0.24	$0.34
Balance Sheet Data (at the end of the period)
Total assets	$283,743	$252,577	$237,728	$231,595	$232,751
Stockholders’ equity	$122,168	$96,190	$92,476	$91,852	$88,930
Series B preferred stock, net	$14,222	$14,222	$14,101	$—	$—
Long-term debt, excluding current installments	$20,964	$38,935	$38,003	$45,257	$51,568
Postretirement and other long-term obligations	$9,814	$11,226	$11,897	$12,718	$14,107

(1)	We recorded the cumulative effect of a change in accounting principle associated with the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

See Item 1. Business, “—Our Business”, “—Recent Developments” and “—Our Recent History” and Item 8. Financial Statements and Supplementary Data, Note 20, Change in Accounting Principle, for a discussion of acquisitions and changes in accounting principles that may impact the comparability of the information reflected above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto.

Overview

We restructured our organization effective as of January 1, 2005 in order to improve our execution and customer focus. Our business segments are: Oil & Water Technologies, Gas Technologies and Automation & Controls. The Oil & Water Technologies group is our largest segment and consists of two product lines. The first is our standard and traditional product line consisting of oil and gas separation and dehydration equipment sales and related services and an extensive North American branch distribution network. The second product line includes built-to-order process systems, which are focused primarily on oil and water production and processing systems designed and built to meet customer specifications. The Gas Technologies group includes our CO2 membrane business, the assets and operating relationship related to a gas processing facilities in West Texas, H2S removal technologies including Shell Paques™, and other gas-related technologies that focus on removing contaminants from the gas stream. The Automation & Controls group focuses on sales of new control panels and systems that monitor and control oil and gas production, as well as field service activities, including repair, maintenance, testing and inspection services for existing systems. For financial reporting purposes, beginning in 2005, we allocate corporate and other expenses to each of the segments, rather than segregating these costs on a standalone basis. Furthermore, certain reclassifications have been made to fiscal 2004 and fiscal 2003 amounts in order to present these results on a comparable basis with amounts for fiscal 2005.

Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “Forward-Looking Statement”). The words “believe,” “expect,” “plan,” “intend,” “designed to,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify Forward-Looking Statements. Forward-Looking Statements in this document include, but are not limited to, discussions of accounting policies and estimates, indicated trends in the level of oil and gas exploration and production and the effect of such conditions on our results of operations (see “—Industry and Business Environment”), future uses of and requirements for financial resources (see “—Liquidity and Capital Resources”), the implementation and potential savings related to various initiatives (see “Item 1. Business—Recent Developments”), impact of bookings on future revenues, and anticipated backlog levels. Our expectations about our business outlook, customer spending, oil and gas prices and the business environment for the industry, in general, and us, in particular, are only our expectations regarding these matters. Actual results may differ materially from those in the Forward-Looking Statements herein for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of OPEC, conflict in major petroleum producing or consuming regions, acts of terrorism, the development of technology that could lower overall finding and development costs, weather patterns and the overall condition of capital markets for countries in which we operate.

The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Readers are also urged to carefully review and consider the various factors, including, without limitation, the disclosures made in Item 1A. Risk Factors and the other factors and risks discussed in this Annual Report on Form 10-K and in subsequent reports filed with the Securities and Exchange Commission that may affect us and the outcomes related to our Forward-Looking Statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any Forward-Looking Statement to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any Forward-Looking Statement is based.

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

Revenue Recognition: Percentage-of-Completion Method. We recognize revenues and related costs when products are shipped and services are rendered for (1) time and materials and service contracts, (2) manufactured goods produced in standard manufacturing operations and sold in the ordinary course of business through regular marketing channels and (3) certain customized manufactured goods that are smaller jobs with less customization, making them similar to such standard manufactured goods (that is, contracts valued at $250,000 or less having contract durations of four months or less). We recognize revenues using the percentage of completion method on contracts greater than $250,000 and having contract durations in excess of four months that represent customized, engineered orders of our products and qualify for such treatment in accordance with the requirements of AICPA Statement of Position 81-1, “Accounting for Performance of Certain Production-Type Contracts” (SOP 81-1). In addition, we use the percentage of completion method on all Automation & Controls segment equipment fabrication and sales projects that qualify for such treatment in accordance with the requirements of SOP 81-1. The Automation & Controls segment sells customized products fabricated to order pursuant to a large number of smaller contracts with durations of two to three months, with occasional large systems projects of longer duration. The segment does not produce standard units or maintain an inventory of products for sale. Due to the nature of the segment’s equipment fabrication and sales operations, and the potential for wide variations in our results of operations that could occur from applying the as shipped methodology to smaller contracts for these customized, fabricated goods, this segment recognizes revenues, regardless of contract value or duration, applying the percentage of completion method. In 2005, approximately 56% of total company revenues were recorded on an as shipped or as performed basis, and approximately 44% were recorded using the percentage of completion method.

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

Estimates are subjective in nature and it is possible that we could have used different estimates of total contract costs in our calculation of revenue recognized using the percentage of completion method. As of December 31, 2005, the Company had $111.2 million in revenues attributable to open percentage completion projects having an aggregate gross margin of 21.2%. If we had used a different estimate of total contract costs for each contract in progress at December 31, 2005, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased total revenue and pre-tax income for the year ended December 31, 2005, by approximately $1.4 million. At December 31, 2005, the Company had three contracts in a loss position, with an estimated aggregate loss of $31,000.

Impairment Testing: Goodwill. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill annually for impairment by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required by SFAS No. 142, we identified separate reporting units for purposes of this evaluation. We used our segments as the reporting units, and tested the segments as of year end 2005. In determining carrying value, we segregated assets and liabilities that, to the extent possible, are clearly identifiable by specific reporting unit. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reporting unit, are allocated as permitted by the standard. Fair value is determined by discounting projected future cash flows at our cost of capital rate, as calculated. In determining projected future cash flows for each segment, we make assumptions regarding the following key indicators: future market and sales growth rates (domestic and international), cost inflation, margin expectations, working capital, capital expenditure levels and tax levels. The fair value is then compared to the carrying value of the reporting unit to determine whether or not impairment has occurred at the reporting unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit’s assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, we would record an impairment charge for that amount.

Net goodwill was $80.9 million at December 31, 2005. We tested goodwill for impairment as required by SFAS No. 142 at December 31, 2005, and we did not record an impairment charge as a result of this testing. If the estimated fair values (discounted cash flow) for the three segments, Oil & Water Technologies, Gas Technologies and Automation & Controls, were reduced by 54%, 75% and 55% respectively, we would have been required to perform the second step of goodwill impairment as prescribed by SFAS No. 142.

Deferred Income Tax Assets: Valuation Allowance. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires us to provide a valuation allowance for any deferred income tax assets we believe may not be utilized through future operations. Gross deferred tax assets, not requiring tax allowances, were $11.1 million as of December 31, 2005. Gross deferred tax assets, requiring a valuation allowance, were $1.7 million as of December 31, 2005. We have a $265,000 valuation allowance related to the realizability of certain US tax attributes related to our UK subsidiary group, a valuation allowance of $1.2 million related to our UK operations, and another $172,000 related to other foreign operations. At year end 2004, deferred tax assets, requiring a valuation allowance, were $2.9 million which included a valuation allowance of $2.5 million related to our UK operations. The valuation allowance related to our UK operations was due to a severance and restructuring accrual of approximately $1 million and continuing losses on contracts during the year, which resulted in cumulative pre-tax losses for the prior three years. During 2005, the valuation allowance related to our UK operations was reduced to $1.2 million predominately as a result of improved business that has allowed the utilization of loss carryforwards.

The balance of the deferred tax assets largely relates to US postretirement obligations, accrued liabilities and reserves that have not been deducted for tax purposes, and the carryforward of foreign tax credits. Based upon the level of historical taxable income and projected future taxable income over the periods to which our deferred tax assets are deductible in the US and Canadian tax jurisdictions, we believe it is more likely than not we will realize the benefits of these deductible differences and carryforwards, net of the existing valuation allowances at December 31, 2005 in the US and Canadian tax jurisdictions. However, the amount of the deferred tax asset considered realizable, and thus the amount of these valuation allowances, could change if future taxable income differs from our projections in the US and Canadian tax jurisdictions. In all other foreign tax jurisdictions we are currently not considering projections of future taxable income to determine the realizability of our deductible differences and carryforwards.

Industry and Business Environment

As one of the leading providers of wellhead process equipment, systems and services used in the production of oil and gas, our revenue and results of operations are closely tied to demand for oil and gas products and spending by oil and gas companies for exploration and development of oil and gas reserves. These companies generally invest more in exploration and development efforts during periods of favorable oil and gas commodity prices, and invest less during periods of unfavorable oil and gas prices. As supply and demand change, commodity prices fluctuate, producing cyclical trends in the industry. During periods of lower demand, revenue for service providers such as NATCO generally decline, as existing projects are completed, new projects are postponed and pricing decreases due to competitive pressures. During periods of recovery, revenue for process equipment providers can lag behind the industry due to the timing of new project awards.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
Average price of crude oil per barrel in the U.S.	$56.54	$41.47	$27.56	$22.51	$21.86
Average price of Brent crude oil per barrel	$54.47	$38.26	$28.87	$24.47	$25.03
Average wellhead price of natural gas per mcf in the U.S.	$7.52	$5.50	$4.97	$2.95	$4.12
Average US rig count	1,380	1,190	1,030	830	1,156
Average International rig count (excludes North America)	908	836	771	732	745

Historically, we have viewed operating rig counts as a benchmark of spending in the US oil and gas industry for exploration and development efforts. Our standard and traditional equipment sales, parts and services business generally correlates to changes in rig activity, but tends to lag behind the North American rig count trend.

From a longer-term perspective, the US Department of Energy projects that US demand for and consumption of petroleum and natural gas products will increase through 2025, with higher consumption rates expected worldwide, driven by demand for refined products and the use of natural gas to power plants that generate electricity. As demand grows and reserves in the United States decline, producers and service providers in the oil and gas industry may continue to rely more heavily on global sources of energy and expansion into new markets. The industry continues to seek more innovative and technologically efficient means to extract hydrocarbons from existing fields, as production profiles change. As a result, additional and more complex equipment may be required to produce oil and gas from these fields. Also, many new oil and gas fields produce lower quality or contaminated hydrocarbon streams, requiring more complex production equipment. In general, these trends should increase the demand for our products and services.

Results of Operations

Revenue for the year ended December 31, 2005 increased $79.0 million, or 25%, to $400.5 million, from $321.5 million for the year ended December 31, 2004. During 2005, the continued strong rig activity in North America and escalating activity in built-to-order projects both domestically and internationally contributed to demand within our Oil & Water Technologies segment, resulting in record revenue and profits for this segment. In our Gas Technologies segment, increased throughput at our West Texas CO2 processing facilities and higher levels of membrane replacement sales during 2005 contributed favorably to our results and offset a reduction in built-to-order projects due to the timing of awards and associated revenue. Results in our Automation & Controls segment improved due to increased activity levels in the Gulf of Mexico, in spite of the impact of hurricanes Kartrina and Rita, and continued growth from our West Africa operations.

All of our built-to-order business is impacted by the timing of awards related to large, complex oil and gas projects, primarily in international offshore locations. These projects typically have a longer bidding, evaluation, and construction period than our standard and traditional equipment sales cycle business and are heavily influenced by the oil and gas supply and demand outlook, expected commodity prices as well as political or governmental risks.

Total bookings for the Company were $493.9 million for the year ended December 31, 2005 compared to $335.1 million for the year ended December 31, 2004, reflecting a significant increase in award activity across all of our business lines in 2005. This increased activity positively impacted our results in 2005 and should contribute favorably to 2006 revenues.

Gross profit for the year ended December 31, 2005 increased $22.1 million, or 30%, to $96.8 million from $74.7 million for the year ended December 31, 2004. As a percentage of revenue, gross profit was 24% and 23% for the years ended December 31, 2005 and 2004, respectively. This strengthening of gross profit margin is largely due to improvements in built-to-order job execution during 2005.

Selling, general and administrative expense of $60.4 million for the year ended December 31, 2005, increased $6.2 million, or 11%, compared to the year ended December 31, 2004. Approximately $3.8 million of this increase is due to higher performance-based compensation expense related to increased earnings during the year and the increase in our stock price. An additional $3.3 million of this increase is due to higher support expenses related to increased business activity, especially for sales and service activities related to standard and traditional equipment sales in North American, the start-up of a new operation in West Africa and higher corporate costs. These were partially offset by the gain on the sale of excess manufacturing facilities of $1.1 million.

Closure, severance and other expenses of $2.7 million for the year ended December 31, 2005 included $1.2 million for the retirement of the Company’s President announced in September 2005 and severance costs of approximately $1.5 million related to restructuring. Closure, severance and other expenses of $4.1 million for the year ended December 31, 2004 included $2.5 million for the separation of the Company’s former CEO and $1.6 million for restructuring and severance for our UK operations and other items.

The following discussion of our historical results of operations and financial condition should be read in conjunction with our audited consolidated financial statements and notes to such financial statements.

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Statement of Operations Data:
Revenues	$400,486	$321,451	$281,462
Cost of goods sold	303,702	246,717	215,459

Gross profit	96,784	74,734	66,003
Selling, general and administrative expense	60,409	54,230	51,476
Depreciation and amortization expense	5,226	5,376	5,069
Closure, severance and other	2,663	4,098	2,105
Interest expense	3,815	3,846	4,085
Write-off of unamortized loan costs	—	667	—
Interest cost on postretirement benefit liability	767	830	837
Interest income	(86)	(123)	(190)
Other, net	1,939	2,153	1,211

Income from continuing operations before income taxes and change in accounting principle	22,051	3,657	1,410
Provision for income taxes	7,866	3,043	1,243

Income before cumulative effect of change in accounting principle	14,185	614	167
Cumulative effect of change in accounting principle (net of income tax benefit of $18 in 2003)	—	—	34

Net income	$14,185	$614	$133
Preferred stock dividends	1,500	1,500	1,152

Net income (loss) allocable to common stockholders	$12,685	$(886)	$(1,019)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue. Revenue for the year ended December 31, 2005 increased $79.0 million, or 25%, to $400.5 million, from $321.5 million for the year ended December 31, 2004. The increase in revenues was primarily attributable to our Oil & Water Technologies and Automation & Controls segments. The following table summarizes revenues by business segment for the years ended December 31, 2005 and 2004:

	For the Year Ended December 31,		Change
Revenues:	2005	2004	Dollars	Percentage
	(in thousands, except percentages)
Oil & Water Technologies	$302,843	$235,013	$67,830	29%
Gas Technologies	38,698	41,344	(2,646)	(6)%
Automation & Controls	63,549	49,717	13,832	28%
Eliminations	(4,604)	(4,623)	19	0%

Total	$400,486	$321,451	$79,035	25%

Oil & Water Technologies segment revenue increased $67.8 million, or 29%, for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily due to increased demand for our products resulting from increased exploration and development activity in the oil and gas industry. The average number of operating rotary rigs in the US increased from 1,190 for the year ended December 31, 2004 to 1,380 for the year ended December 31, 2005, with Canadian rig counts increasing from an average of 369 to 458. This increase in activity contributed to improved sales of our standard and traditional equipment in the amount of

$36.4 million. An additional $31.0 million of the revenue increase is due to successful awarding activity in built-to-order projects both domestically and internationally. Inter-segment revenues for this business segment were $634,000 for the year ended December 31, 2005, compared to $202,000 for the year ended December 31, 2004.

Revenue of $38.7 million for the year ended December 31, 2005 for the Gas Technologies segment decreased $2.6 million, or 6%, compared to $41.3 million for the year ended December 31, 2004. This decrease was primarily due to a reduction in built-to-order projects of $7.4 million due to the timing of awards and their associated revenue, largely offset by an increase from replacement membrane sales and increased throughput at our CO2 processing facility in West Texas totaling $4.8 million. There was no inter-segment revenue for this business segment for the year ended December 31, 2005 and there was $680,000 inter-segment revenue for the year ended December 31, 2004.

Revenue for the Automation & Controls segment increased $13.8 million, or 28%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Revenue for 2005 improved due to increased activity levels in the Gulf of Mexico and continued growth from our West Africa operations, partially offset by $1.2 million of revenue loss related to the effect of hurricanes Katrina and Rita. Inter-segment revenue for this business segment were $4.0 million for the year ended December 31, 2005, compared to $3.7 million for the year ended December 31, 2004.

The change in revenue for Eliminations represents the elimination of inter-segment revenue discussed above.

Gross Profit. Gross profit for the year ended December 31, 2005 increased $22.1 million, or 30%, to $96.8 million from $74.7 million for the year ended December 31, 2004. As a percentage of revenue, gross profit was 24% and 23% for the years ended December 31, 2005 and 2004, respectively. The following table summarizes gross profit by segment for the years ended December 31, 2005 and 2004:

	For the Year Ended December 31,		Change
Gross Profit:	2005	2004	Dollars	Percentage
	(in thousands, except percentages)
Oil & Water Technologies	$59,842	$44,604	$15,238	34%
Gas Technologies	24,101	22,139	1,962	9%
Automation & Controls	12,841	7,991	4,850	61%

Total	$96,784	$74,734	$22,050	30%

Gross profit for the Oil & Water Technologies segment increased $15.2 million, or 34%, for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily due to a 29% increase in revenues between the respective periods. Gross profit as a percentage of revenue increased from 19% for 2004 to 20% for 2005. This strengthening of gross profit margin is largely due to improvements in built-to-order job execution during 2005.

Gross profit for the Gas Technologies segment for the year ended December 31, 2005 increased $2.0 million, or 9%, compared to the year ended December 31, 2004. Margins from our West Texas CO2 processing facilities and membrane replacement sales increased by $4.0 million, partially offset by a $2.0 million decrease in margins from built-to-order projects due to a lower level of revenue as compared to 2004. Gross margin as a percentage of revenue for Gas Technologies was 62% and 54% for the year ended December 31, 2005 and 2004, respectively.

Gross profit for the Automation & Controls segment increased $4.9 million, or 61%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Margins for the year of 2005 improved due to continued growth from our West Africa operations and increased activity levels in the Gulf of Mexico. Gross margin as a percentage of revenue for the year ended December 31, 2005 and 2004, was 20% and 16%, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense of $60.4 million for the year ended December 31, 2005, increased $6.2 million, or 11%, compared to the year ended December 31, 2004. Approximately $3.8 million of this increase is due to higher performance-based compensation expense related to increased income results and the impact on certain incentive awards from the increase in our stock value. An additional $3.3 million of this increase is due to higher support expenses related to increased business activity, especially sales and service activities related to standard and traditional equipment sales in North America, the start-up of new operations in West Africa and higher corporate costs. These were partially offset by the gain on the sale of excess manufacturing facilities of $1.1 million.

Depreciation and Amortization Expense. Depreciation and amortization expense of $5.2 million for the year ended December 31, 2005, decreased $150,000, or 3%, compared to the results for the year ended December 31, 2004.

Closure, severance and other. Closure, severance and other expenses of $2.7 million for the year ended December 31, 2005 included $1.2 million for the retirement of the Company’s President announced in September 2005 and severance costs of approximately $1.5 million related to restructuring of the UK and US operations. Closure, severance and other expenses of $4.1 million for the year ended December 31, 2004 included $2.5 million for the separation of the Company’s former CEO and $1.6 million for the UK restructuring program and other severance initiatives.

Interest expense. Interest expense of $3.8 million for the year ended December 31, 2005 decreased by $31,000, or 1%, compared to the year ended December 31, 2004 due to reductions in outstanding borrowings partially offset by an increase in base interest rates.

Write-off of Unamortized Loan Costs. We recorded a write-off of unamortized loan costs of $667,000 in March 2004 related to the retirement of our 2001 term loan and revolving credit facilities.

Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement liability of $767,000 for the year ended December 31, 2005 decreased $63,000, or 8%, compared to the year ended December 31, 2004, primarily due to changes in discount rates.

Other, net. Other, net was an expense of $1.9 million for the year ended December 31, 2005, related primarily to $1.8 million of expense related to the change in valuation and settlement of the outstanding warrants to purchase our common stock and $56,000 related to net realized and unrealized foreign currency exchange transaction losses. Other, net was an expense of $2.2 million for the year ended December 31, 2004 related primarily to net realized and unrealized foreign currency exchange transaction losses.

Provision for Income Taxes. Income tax expense for the year ended December 31, 2005 was $7.9 million compared to $3.0 million for the year ended December 31, 2004. The change in tax expense was primarily attributable to an increase in pre-tax income to $22.1 million for the year ended December 31, 2005 from pre-tax income of $3.7 million for the year ended December 31, 2004. The decrease in the effective tax rate from 83.2% for the year ended December 31, 2004 to 35.7% for the year ended December 31, 2005 was due primarily to the partial reversal of the valuation allowance that was recorded in 2004 related to our UK operating loss carryforwards. During 2005, the net valuation allowance was reduced by $1.2 million with a remaining valuation allowance of $1.7 million at December 31, 2005.

Preferred Stock Dividends. We recorded preferred stock dividends totaling $1.5 million for each of the years ended December 31, 2005 and 2004 related to our Series B Convertible Preferred Stock (“Series B Preferred Shares”), issued to a private investment fund in March 2003.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue. Revenue for the year ended December 31, 2004 increased $40.0 million, or 14%, to $321.5 million, from $281.5 million for the year ended December 31, 2003. The increase in revenue was primarily attributable to our Oil & Water Technologies and Gas Technologies segments. The following table summarizes revenue by business segment for the years ended December 31, 2004 and 2003:

	For the Year Ended December 31,		Change
Revenues:	2004	2003	Dollars	Percentage
	(in thousands, except percentages)
Oil & Water Technologies	$235,013	$219,507	$15,506	7%
Gas Technologies	41,344	10,383	30,961	298%
Automation & Controls	49,717	56,679	(6,962)	(12)%
Eliminations	(4,623)	(5,107)	484	9%

Total	$321,451	$281,462	$39,989	14%

Revenue from our Oil & Water Technologies segment for the year ended December 31, 2004 increased $15.5 million, or 7%, to $235.0 million from $219.5 million for the year ended December 31, 2003. This increase was related primarily to increased oilfield activity with much of the increase occurring in our US and Canadian traditional equipment and service onshore activities. The average US rotary rig count increased from 1,030 for the year ended December 31, 2003 to 1,190 for the year ended December 31, 2004, while the Canadian rotary rig counts remained stable, with averages of 372 for the year ended December 31, 2003 and 369 for the year ended December 31, 2004, per Baker Hughes Incorporated. Overall increases in North America rig counts are an indicator of increased exploration and production activity, which resulted in higher sales of our traditional equipment and services, as well as parts and service in the amount of $23.4 million. In addition, revenue from our Canadian operations were favorably impacted by a large equipment order from a Russian oil company in the amount of $13.0 million. These increases were partially offset by a decline in the number of large international built-to-order jobs in 2004 relative to 2003, due to project delays and increased competition in the amount of $20.9 million. Inter-segment revenue for this business segment were $202,000 for the year ended December 31, 2004, compared to $1.1 million for the year ended December 31, 2003.

Revenue from our Gas Technologies segment for the year ended December 31, 2004 increased $31.0 million, or 298%, to $41.3 million from $10.4 million for the year ended December 31, 2003. Revenue increased in the year, largely due to having the benefit of a full year of operations related to the expansion of our West Texas CO2 processing facility of $7.9 million. Large built-to-order gas projects increased by $18.9 million and sales of membranes and service increased by $4.1 million year over year. Inter-segment revenue for this business segment were $680,000 for the year ended December 31, 2004.

Revenue from our Automation & Controls segment for the year ended December 31, 2004 decreased $7.0 million, or 12%, to $49.7 million from $56.7 million for the year ended December 31, 2003. The decrease primarily related to lower activity levels between the years in the Gulf of Mexico, particularly during the first half of 2004, and the run-off of several large projects during 2003. Partially offsetting the Gulf of Mexico activity decline was a large panel equipment project in Kazakhstan of $7.4 million. Inter-segment revenue decreased to $3.7 million for the year ended December 31, 2004 from $4.0 million for the year ended December 31, 2003.

The change in revenue for Eliminations represents the elimination of inter-segment revenue discussed above.

Gross Profit. Gross profit for the year ended December 31, 2004 increased $8.7 million, or 13%, to $74.7 million from $66.0 million for the year ended December 31, 2003. As a percentage of revenue, gross profit was 23% for each of the years ended December 31, 2004 and 2003. The following table summarizes gross profit by business segment for the years ended December 31, 2004 and 2003:

	For the Year Ended December 31,		Change
Gross Profit:	2004	2003	Dollars	Percentage
	(in thousands, except percentages)
Oil & Water Technologies	$44,604	$49,160	$(4,556)	(9)%
Gas Technologies	22,139	7,140	14,999	210%
Automation & Controls	7,991	9,703	(1,712)	(18)%

Total	$74,734	$66,003	$8,729	13%

Gross profit from our Oil & Water Technologies segment for the year ended December 31, 2004 decreased $4.6 million, or 9%, to $44.6 million from $49.2 million for the year ended December 31, 2003. This decline in gross profit was due primarily to job execution problems in the US and UK of $10.2 million, partially offset by an increase in sales of traditional equipment, parts and service of $6.0 million. As a percentage of revenue, gross margins for the segment were 19% and 22% for the years ended December 31, 2004 and 2003, respectively.

Gross profit from our Gas Technologies segment for the year ended December 31, 2004 increased $15.0 million, or 210%, to $22.1 million from $7.1 million for the year ended December 31, 2003. Significant increases in margin contribution were realized from our West Texas CO2 processing operations, membrane replacement activity and built-to-order projects. As a percentage of revenue, gross margins for this segment were 54% and 69% for the years ended December 31, 2004 and 2003, respectively.

Gross profit from our Automation & Controls segment for the years ended December 31, 2004 and 2003 decreased $1.7 million, or 18%, to $8.0 million from $9.7 million. This decrease was primarily due to a 12% decrease in sales for the segment for the respective period, along with a higher percentage of revenues in 2004 related to equipment sales, which typically have a lower margin contribution than service and parts sales. As a percentage of revenue, gross margins for this segment were 16% and 17% for the years ended December 31, 2004 and 2003, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2004 increased $2.8 million, or 5%, to $54.2 million from $51.5 million for the year ended December 31, 2003. The increase in expense during 2004 relates to higher expenses for outside services primarily associated with the Company’s Sarbanes-Oxley Act Section 404 implementation efforts of $1.4 million, an increase in incentive compensation based upon operating results of $2.2 million, and expenses associated with the write-down of an international receivable of $0.7 million. The increases were partially offset by cost savings programs started in late 2003 and continuing throughout 2004.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2004 increased $307,000, or 6%, to $5.4 million from $5.1 million for the year ended December 31, 2003. The increase in depreciation expense is primarily due to capital expenditures during 2004 as well as the CO2 processing facility expansion in West Texas during 2003. Amortization expense, which related to our patents and other intangible assets, was approximately $59,000 and $100,000 for the years ended December 31, 2004 and 2003, respectively.

Closure, Severance and Other. Closure, severance and other expenses of $4.1 million for the year ended December 31, 2004 included $2.5 million for the separation of the Company’s former Chief Executive Officer and $1.6 million for the UK operations restructuring and other severance items. Closure, severance and other charges for the year ended December 31, 2003 of $2.1 million related to certain restructuring activities in the third quarter of 2003 including the closure of a manufacturing facility in Covington, Louisiana, consolidation of certain operations in the UK, and post-employment benefits for terminated employees at these locations and at our corporate office. In addition, costs were incurred related to the closure of our Singapore marketing office in the fourth quarter of 2003, including certain lease termination costs and post-employment benefits for terminated employees. We also incurred relocation and shop moving costs totaling $304,000 in 2003 related to the 2002 closure of a manufacturing and engineering facility in Edmonton, Alberta, Canada.

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

Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement benefit liability remained relatively unchanged for 2004 and 2003. Increases in the plan’s actuarial assumptions, primarily higher medical costs and a change in the discount rate, used to determine our obligation under the postretirement benefit arrangement were offset by increased sharing of the plan’s costs by the participants and the projected favorable impact of changes to the Medicare laws enacted by the US Congress in December 2003.

Other, net. Other, net was an expense of $2.2 million for the year ended December 31, 2004 and increased $942,000, or 78%, compared to the year ended December 31, 2003. The increase related primarily to net foreign currency losses incurred through our operations in the UK and Canada, due to the devaluation of the US dollar relative to these foreign currencies during the year ended December 31, 2004.

Provision for Income Taxes. Income tax expense for the year ended December 31, 2004 increased $1.8 million, or 145%, to $3.0 million from $1.2 million for the year ended December 31, 2003. This increase in income tax expense was primarily due to an increase in income before income taxes, which was $1.4 million for the year ended December 31, 2003, compared to $3.7 million for the year ended December 31, 2004. The decrease in the effective tax rate from 90.2% for the year ended December 31, 2003 to 83.2% for the year ended December 31, 2004, was due primarily to the increase in and composition of pre-tax income, partially offset by an increase in the net valuation allowances of $2.1 million recorded during 2004. The net valuation allowance as of December 31, 2004 was $2.9 million.

Preferred Stock Dividends. We recorded preferred stock dividends totaling $1.5 million and $1.2 million for the years ended December 31, 2004 and 2003, respectively, related to our Series B Preferred Shares, issued to a private investment fund in March 2003.

Liquidity and Capital Resources

Financial Condition and Liquidity

	For the Year Ended December 31,
	2005		2004
	Amount	%	Amount	%
	(in thousands, except percentages)
Working capital	$49,147	29	$40,068	25
Property, plant and equipment, net	33,263	20	35,917	22
Goodwill, net	80,891	48	80,676	50
Other noncurrent assets	4,350	3	4,299	3

Total	$167,651	100	$160,960	100

Long-term debt	$20,964	13	$38,935	24
Other long-term liabilities	10,297	6	11,613	7
Series B Convertible Preferred Stock	14,222	8	14,222	9
Stockholders’ equity	122,168	73	96,190	60

Total	$167,651	100	$160,960	100

As of January 31, 2006, we had cash and other working capital of $13.7 million and $37.3 million, respectively. As of December 31, 2005, we had cash and other working capital of $9.2 million and $39.9 million, respectively, as compared to $2.2 million and $40.1 million at December 31, 2004, respectively. The increase in working capital year over year is primarily due to the changes in trade receivables and accrued expenses and other, largely from increased business activity. The increases in accounts receivable were partially offset by higher trade accounts payable, accrued expenses and customer advances. The reduction of debt of $18.1 million is due to an increase in cash from operations resulting from higher activity levels.

We believe our cash from operations and borrowing capacity is adequate for our current financing and working capital needs. We intend to consider and, if feasible, to make strategic acquisitions of other companies, assets and product lines that complement our existing businesses. We cannot assure we will be able to successfully identify suitable acquisition opportunities, complete any particular acquisition or be able to finance a transaction.

Cash Flow

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Net cash provided by (used in):
Operating activities	$18,762	$901	$11,011
Investing activities	(1,175)	(3,402)	(10,819)
Financing activities	(10,566)	3,305	(153)
Effect of exchange rate changes on cash and cash equivalents	(17)	(361)	23

Net increase in cash	$7,004	$443	$62

Net cash provided by operating activities for the years ended December 31, 2005, 2004 and 2003 was $18.8 million, $901,000 and $11.0 million, respectively. The increase in net cash provided by operating activities in 2005, as compared to 2004, is largely due to the significant increase in net income year over year as adjusted for non-cash items. The decrease in net cash provided by operating activities for 2004, as compared to 2003, was primarily due to an increase in working capital, largely trade accounts receivable and inventory. Trade receivables will fluctuate depending on business levels, invoice terms, timing of collections and, for large projects particularly, achieving contractual milestones that permit invoicing for interim payments.

Net cash used in investing activities for the years ended December 31, 2005, 2004 and 2003 was $1.2 million, $3.4 million and $10.8 million, respectively. The primary use of funds for the year ended December 31, 2005 was for capital expenditures of $3.5 million, largely offset by proceeds from sales of excess manufacturing facilities of $2.4 million. The primary use of funds for the year ended December 31, 2004 was for capital expenditures of $3.6 million, largely maintenance capital. The primary use of funds for the year ended December 31, 2003 was for capital expenditures of $11.5 million, the majority of which related to the expansion of our West Texas CO2 processing facilities, placed in service in December 2003. This cost was partially offset by the proceeds from the sale of a building in the UK.

Net cash provided by (used in) financing activities for the years ended December 31, 2005, 2004 and 2003 was ($10.6) million use, $3.3 million source and ($153,000) use, respectively. The primary use of cash during 2005 was repayment of debt under revolving lines of credit and long-term debt totaling $17.9 million. Sources of cash for 2005 were proceeds from the issuance of common stock related to stock option exercises of $6.7 million and an increase in bank overdrafts of $2.2 million. The primary sources of funds for financing activities for the year ended December 31, 2004 were $2.0 million in cash received from the issuance of common stock related to stock options exercised, an increase in outstanding debt and bank overdrafts of $1.8 million and $1.9 million, respectively, partially offset by dividends paid on our Series B preferred shares of $1.5 million and deferred financing fees of $1.0 million. The primary use of funds for financing activities for the year ended December 31, 2003 was the repayment of long-term debt and revolving credit debt of $7.1 million and $2.1 million, respectively, and $4.0 million of bank overdraft reductions. These uses of cash for financing activities in 2003 were largely offset by gross proceeds of $15.0 million less issuance costs and fair value allocable to related stock warrants, or a net of $14.1 million, from the issuance of our Series B Preferred Shares, less dividends paid on those shares of $1.2 million during 2003.

Debt Facilities

We maintain revolving credit and term loan facilities, as well as a working capital facility for export sales. Our prior revolving credit term loan, in effect during 2003 and most of the first quarter of 2004, provided an initial $50.0 million of borrowings and the revolving credit facilities provided for up to $30.0 million of borrowings in the United States, up to $10.0 million of borrowings in Canada and up to $10.0 million of borrowings in the United Kingdom, subject to borrowing base limitations. The term loan was to mature on March 31, 2006, and each of the revolving facilities was to mature on March 31, 2004. These facilities were entered into in 2001, and we refer to these facilities as the 2001 term loan and revolving credit facilities.

On March 15, 2004, we replaced our 2001 term loan and revolving credit facilities with a term loan and revolving credit arrangement that provides for a term loan of $45.0 million and a revolving credit facility providing for aggregate additional borrowings of $35.0 million, consisting of a US revolving facility with a borrowing capacity of $20.0 million, a Canadian revolving facility with a borrowing capacity of $5.0 million, and a UK revolving credit facility with a borrowing capacity of $10.0 million. All of the borrowing capacities under the 2004 revolving credit facilities are subject to borrowing base limitations.

The 2004 term loan and revolving credit facilities require quarterly payments of $1.6 million, beginning in June 2004, and mature on March 15, 2007. We borrowed funds under the 2004 term loan and revolving credit facilities to retire debt outstanding under the 2001 term loan and revolving credit facilities as of March 15, 2004.

In 2005, we prepaid $6.4 million of the 2004 term loan and revolving credit facilities. Additionally, we prepaid $1.1 million, representing the remaining balance, on the long-term promissory note on our manufacturing facility in Magnolia, Texas.

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

The 2004 term loan and revolving credit facilities agreement provides for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility (“EBITDA”), and ranging from, at our election, (1) a high of the London Interbank Offered Rate (“LIBOR”) plus 2.75% to a low of LIBOR plus 2.00% or (2) a high of a base rate plus 1.75% to a low of a base rate plus 1.00%. We pay commitment fees related to this agreement on the undrawn portion of the facility, 0.375% as of December 31, 2005, depending upon the ratio of Funded Debt to EBITDA.

We had borrowings of $27.4 million outstanding under the term loan portion of the 2004 credit facility at December 31, 2005, which bore interest at 6.25% to 6.44%. There were no borrowings outstanding for the revolving credit portion of the 2004 term loan and revolving credit facilities at December 31, 2005. We had letters of credit outstanding under the 2004 revolving credit facilities of $14.5 million at December 31, 2005. Availability under our 2004 revolving credit facilities is reduced by the amount of our outstanding letters of credit and loans. Fees related to these letters of credit at December 31, 2005 were approximately 2.00% of the outstanding balance. These letters of credit support contract performance and warranties and expire at various dates through February 2008.

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

The 2004 term loan and revolving credit facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio and a minimum net worth requirement. We were in compliance with all restrictive debt covenants in our loan agreements as of December 31, 2005. In March 2005, the Company’s lenders approved the amendment of various provisions of the 2004 term loan and revolving facilities effective January 1, 2005. This amendment revised certain restrictive debt covenants for a two quarter period, modified certain defined terms and changes the submission of financial statements to the lenders to more closely reflect the SEC requirements for furnishing financial information.

On July 23, 2004, the Company and two of its subsidiaries entered into an international revolving credit facilities with Wells Fargo HSBC Trade Bank, N.A. providing for letters of credit and loans of up to $10 million, subject to borrowing base limitations. This working capital facility for export sales is secured by specific project inventory and receivables, as well as certain other inventory, accounts receivable and equipment, and is partially guaranteed by the US Export-Import Bank. Loans under this facility mature on March 31, 2007, and bear interest at either (1) a Base Rate, as defined in the agreement, less 0.25% or (2) LIBOR plus 2.00%, at the Company’s election. This facility replaced a similar export sales credit facility that terminated on July 23, 2004. Letters of credit outstanding under this facility as of December 31, 2005 were $5.7 million. This facility had fees related to letters of credit of approximately 1.00% of the outstanding balance for the period January 1, 2005 to December 31, 2005. In addition, we had unsecured letters of credit and bonds totaling $277,000 at December 31, 2005.

At December 31, 2005, available borrowing capacity under the 2004 term loan and revolving credit agreement and the export sales credit agreement were $17.6 million and $4.3 million, respectively. Although no assurances can be given, we believe that our operating cash flow, supported by our borrowing capacity, will be adequate to fund operations for at least the next twelve months. Should we decide to pursue acquisition opportunities, the determination of our ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

Preferred Shares

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

Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder, into (1) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares) at December 31, 2005, and (2) a cash payment equal to the amount of dividends on such share that have accrued since the prior semi-annual dividend payment date. On June 15, 2005 and December 15, 2005, we paid dividends of $750,000, respectively, on our Series B Preferred Shares related to the periods January 1, 2005 through June 30, 2005 and July 1, 2005 through December 31, 2005, respectively.

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

We have the right to call for redemption, the Series B Preferred Shares for cash on or after March 25, 2008, at a redemption price per share equal to the face value of the Series B Preferred Shares plus the amount of dividends that have been accrued but not paid since the most recent semi-annual dividend payment date.

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

Warrants

The warrants issued to Lime Rock Partners II, L.P. had an exercise price of $10.00 per share of common stock and were to expire on March 25, 2006. The resulting liability, originally recorded at $99,000, was recorded at $196,000 at of December 31, 2004, reflecting the change in the fair value of the warrants. The Company adjusted this liability to fair value from the date of issuance through the date of exercise and recorded an expense of $1.8 million for the year ended December 31, 2005, compared to an expense of $41,000 for the year ended December 31, 2004.

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

Significant Treasury Share Acquisitions

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

On July 28, 2004, NATCO Group Inc. entered into a Separation Agreement with Nathaniel A. Gregory, pursuant to which Mr. Gregory stepped down as NATCO’s Chairman of the Board of Directors on that date, and resigned as its Chief Executive Officer and as a director on September 7, 2004. John U. Clarke, then an independent director who has served on our Board of Directors since February 2000, replaced Mr. Gregory as Chairman of the Board on July 28, 2004. We recognized expense of approximately $2.5 million related to the Separation Agreement with Mr. Gregory during 2004. Mr. Clarke served as interim Chief Executive Officer from September 7, 2004 to his election as Chief Executive Officer of the Company on December 7, 2004.

Bookings and Backlog

The Company’s Bookings for the years ended December 31, 2005, 2004 and 2003 were:

	For the Year Ended December 31,
	2005	2004	2003
	(unaudited, in thousands)
Bookings:
Oil & Water Technologies	$379,327	$247,240	$194,947
Gas Technologies	47,092	42,696	8,965
Automation & Controls	67,518	45,137	51,400

Total bookings	$493,937	$335,073	$255,312

The Company’s Backlog as of December 31, 2005 and 2004 were:

	As of December 31,
	2005	2004
	(unaudited, in thousands)
Backlog:
Oil & Water Technologies	$149,772	$72,655
Gas Technologies	10,426	2,032
Automation & Controls	10,826	2,887

Total backlog	$171,024	$77,574

Our bookings were $493.9 million compared to $335.1 million and $255.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Bookings increased $132.1 million in the Oil & Water Technologies segment, $4.4 million in the Gas Technologies segment and $22.4 million in the Automation & Controls segment for the year ended December 31, 2005. For the year ended December 31, 2005, total bookings included $29.7 million for projects for delivery to Iraq. The Company had no bookings related to work in Iraq for the year ended December 31, 2004. Equipment related to these bookings is expected to be delivered during the first six months of 2006. At these dates, the Company did not have significant concentrations of bookings in any other countries outside North America.

Our sales backlog at December 31, 2005 was $171.0 million, compared to $77.6 million at December 31, 2004. Backlog increased $77.1 million in the Oil & Water Technologies segment, $8.4 million in the Gas Technologies segment and $7.9 million in the Automation & Controls segment year over year. As of December 31, 2005 and 2004 total backlog included $12.1 million and $0.2 million, respectively for projects in Iraq.

Commitments and Contingencies

The following table summarizes our contractual obligations as of December 31, 2005.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations	$27,393	$6,429	$20,964	$—	$—
Operating lease obligations	15,765	4,135	4,176	2,504	4,950
Purchase obligations (1)	30,179	30,179	—	—	—
Other long-term liabilities (2)	8,213	689	1,630	1,429	4,465

Total	$81,550	$41,432	$26,770	$3,933	$9,415

(1)	Purchase obligations were pursuant to material and equipment purchase orders placed in 2005, with delivery and billing scheduled in 2006.
(2)	Other long-term liabilities represent primarily our postretirement benefit obligation as of December 31, 2005. Benefit payments associated with the obligation were estimated based upon actual experience for the year ended December 31, 2005. Changes in actuarial assumptions or medical trend rates in subsequent years could cause our liability under this postretirement benefit plan to change.

In addition, we have certain commitments and contingencies related to our Series B Preferred Shares issued to a private investment firm in March 2003. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

At January 31, 2006, available borrowing capacity under the 2004 term loan and revolving credit agreement and the export sales credit agreement was $16.7 million and $2.9 million, respectively.

Off-Balance Sheet Arrangements

We have no special purpose entities or unconsolidated affiliates or partnerships.

Related Party Transactions

We do not own a minority interest in or guarantee obligations for any related party, other than our majority-owned subsidiaries. There are no debt obligations of related parties, for which we have responsibility, excluded from our balance sheet.

On August 26, 2005, following the market close, Lime Rock Partners II, L.P. exercised in full warrants to purchase shares of NATCO Group Inc.’s common stock pursuant to a common stock purchase warrant dated March 25, 2003. The Board of Directors then in office unanimously approved the terms and conditions of the common stock purchase warrant. The exercise price of each warrant was $10.00 and the warrant agreement provided for a cashless exercise. As Lime Rock elected to exercise these warrants pursuant to the cashless exercise provision of the common stock purchase warrant, the Company received no cash payment upon exercise. The final number of shares of common stock issued to Lime Rock was calculated based on the average of the closing price of the Company’s shares on the New York Stock Exchange for the ten trading-day period ending on the day prior to the exercise. The average price was $17.933, resulting in the issuance of 110,061 shares of common stock in exchange for the warrants.

Through its ownership of our Series B Preferred Shares, Lime Rock owns in excess of 5% of our outstanding common stock on an as converted basis. Mr. Bates, a director and member of the Governance, Nominating & Compensation Committee, was appointed by Lime Rock and serves as a managing director of Lime Rock Management LP, which manages Lime Rock Partners II, L.P. Consequently, Mr. Bates may be deemed to have an indirect material interest in the warrant conversion transaction.

Under an arrangement that terminated on December 31, 2004, we paid Capricorn Management, G.P., an affiliate company of Capricorn Holdings, Inc., for administrative services, which included office space and parking in Connecticut for our former Chief Executive Officer, reception, telephone, computer services and other normal office support relating to that space. Fees paid to Capricorn Management, which were reviewed and approved by the Audit Committee of our Board of Directors, totaled $115,000, in each of the years ended December 31, 2004, 2003 and 2002, respectively. Mr. Herbert S. Winokur, Jr., one of our directors, is the Chairman and Chief Executive Officer of Capricorn Holdings, Inc. and the Managing Director of Capricorn Holdings LLC, the general partner of Capricorn Investors II, L.P., a private investment partnership, and directly or indirectly controls approximately 12% of our outstanding common stock at December 31, 2005. In addition, our former Chief Executive Officer, was a non-salaried member of Capricorn Holdings LLC. Capricorn Investors II, L.P. formerly controlled approximately 19% of our common stock, which it distributed to its limited partners during the fourth quarter of 2005.

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

Inflation and Changes in Prices

The costs of materials (for example, steel) for our products rise and fall with their value in the commodity markets. The prices paid by us for raw materials may be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; and foreign currency exchange rates. Generally, increases in raw materials and labor costs are passed on to our customers. We experienced higher steel prices and greater difficulty securing necessary steel supplies in 2004 than in the preceding several years. While we attempt to mitigate the financial impact of higher raw materials costs on our operations by assigning appropriate bid validity dates to our contract proposals, applying surcharges to and adjusting prices on the products we sell, we are not always successful in anticipating price increases or in passing these increases on to our customers. This was true in the early part of 2004, when we were not able to pass on all of the increasing steel prices to our customers. As a result, we incurred an unfavorable manufacturing cost variation which was substantially eliminated in 2005. Higher prices and lower availability of steel and other raw materials we use in our business may adversely impact our profitability in future periods.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this pronouncement on June 15, 2005, with no material impact on its consolidated results of operations, financial position or cash flows for the year ended December 31, 2005.

In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This amendment requires expensing of stock options and other share-based payments and supercedes SFAS No. 123. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123(R) would be changed to the first annual reporting period that begins after June 15, 2005. The adoption of SFAS 123(R) is not expected to have a significant effect on our consolidated results of operations, financial position or cash flows. An illustration of the impact on our net income and earnings per share is presented in the “Stock –Based Compensation” section of Note 2 assuming we had applied the fair value recognition provisions of SFAS 123(R) using the Black-Scholes methodology.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which amends APB Opinion No. 29. The guidance in APB 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS No. 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. This statement became effective on June 15, 2005. The Company adopted the standard as of the effective date with no material impact on our consolidated results of operations, financial position or cash flows for the year ended December 31, 2005.

In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Jobs Creation Act”). The Jobs Creation Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction has no effect on our existing deferred tax assets and liabilities for the year ended December 31, 2005. The impact, if any, of the deduction is to be reported in the period in which the deduction is claimed on our US tax return.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,

which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Creation Act on a company’s income tax expense and deferred tax liability. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has analyzed the potential benefit of electing to repatriate earnings under the provisions in the Jobs Creation Act and have determined that the benefit to the company would be minimal due to the reduction in foreign tax credits associated with the repatriation of earnings. Therefore, the Company has not elected to repatriate earnings under the Jobs Creation Act.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows for the year ended December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the standard as of the effective date and is currently evaluating the impact, if any, on the Company’s consolidated results of operations, financial position or cash flows.

In June 2005, the FASB issued a FASB Staff Position No. 143-1 (“FSP 143-1”), Accounting for Electronic Equipment Waste Obligations, which provides guidance under SFAS No. 143 with respect to European operations that have been adopted by the European Union. FSP 143-1 requires a commercial user to incur costs associated with the retirement of historical electrical equipment waste. FSP 143-1 became effective the later of June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. Adoption of FSP 143-1 by our UK operations did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows for the year ended December 31, 2005.

In September 2005, the FASB’s Emerging Issues Task Force (EITF) issued EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” This pronouncement provides additional accounting guidance for situations involving inventory exchanges between parties to that contained in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and SFAS 153, “Exchanges of Nonmonetary Assets.” The standard is effective for new arrangements entered into in reporting periods beginning after March 15, 2006, and to all inventory transactions that are completed after December 15, 2006 for arrangements entered into prior to March 15, 2006. The Company is in the process of evaluating the impact, if any, of this standard on our consolidated results of operations, financial position or cash flows and will adopt it on or before the effective date.

In September 2005, The SEC staff revised EITF D-98, “Classification and Measurement of Redeemable Securities” primarily to provide guidance on (1) the earnings per share treatment of redeemable common stock and (2) the application of EITF D-98 to share-based payment arrangements with employees. The guidance on the earnings per share treatment of redeemable common stock in EITF D-98 to share-based payment arrangements with employees is effective in the first fiscal period beginning after September 15, 2005. The Company will adopt EITF D-98 as of the effective date and will be applied concurrent with the adoption of SFAS 123(R), Share-Based Payment.

Item	7A. Quantitative and Qualitative Disclosures About Market Risk

Our operations are conducted around the world in a number of different countries. Accordingly, our earnings and cash flow are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Canada and the UK. In Canada, most contracts are denominated in Canadian dollars, and most of the costs incurred are in Canadian dollars, which mitigates risks associated with currency fluctuations. In the UK, many of our sales contracts and material purchases are denominated in a currency other than British pounds sterling, primarily US dollars and euros, whereas our engineering and overhead costs are principally denominated in British pounds sterling. We attempt to minimize our exposure to foreign currency exchange rate risk by requiring settlement in our functional currencies, when possible. We do not currently enter into forward contracts or other currency-related derivative hedge arrangements.

Our financial instruments are subject to changes in interest rates, including our revolving credit and term loan facilities, and our working capital facility for export sales. At December 31, 2005, we had borrowings of $27.4 million outstanding under the term loan portion of the 2004 revolving credit, at interest rates of 6.25% to 6.44%. As of December 31, 2005, the weighted average interest rate of our borrowings under the 2004 revolving credit facilities was 6.26%. We did not have any borrowings outstanding under our revolving credit facilities or the working capital facility for export sales at December 31, 2005.

Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. Assuming our current level of borrowings, as of December 31, 2005, a 100 basis point increase in interest rates under our variable interest rate facilities would decrease net income and cash flow from operations by $274,000. In the event of an adverse change in interest rates, we could take action to mitigate our exposure. However, due to the uncertainty of actions that could be taken and the possible effects, this calculation assumes no such actions. Furthermore, this calculation does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, as applicable, along with the reports of our Independent Registered Public Accounting Firm, are set forth below.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, our independent registered public accounting firm. Their audit opinion on our assessment of internal control over financial reporting appears on page 45 of this report.

John U. Clarke

Chairman and Chief Executive Officer

March 15, 2006

Richard W. FitzGerald

Senior Vice President and Chief Financial Officer

March 15, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NATCO Group Inc.:

We have audited the accompanying consolidated balance sheets of NATCO Group Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Scheduled II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NATCO Group Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 20 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NATCO Group Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Houston, Texas

March 15, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NATCO Group Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that NATCO Group Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NATCO Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that NATCO Group Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, NATCO Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NATCO Group Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Houston, Texas

March 15, 2006

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$9,198	$2,194
Trade accounts receivable, less allowance for doubtful accounts of $1,123 and $1,229 as of December 31, 2005 and 2004, respectively	111,770	83,556
Inventories	37,194	38,639
Deferred income tax assets, net	3,465	3,395
Prepaid expenses and other current assets	3,612	3,901

Total current assets	165,239	131,685
Property, plant and equipment, net	33,263	35,917
Goodwill, net	80,891	80,676
Deferred income tax assets, net	3,329	3,216
Other assets, net	1,021	1,083

Total assets	$283,743	$252,577

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and other	$48,720	$45,373
Accrued expenses and other	41,781	27,840
Customer advances	18,272	10,453
Current portion of long-term debt	6,429	6,526
Income taxes payable	890	1,425

Total current liabilities	116,092	91,617
Long-term debt, excluding current installments	20,964	38,935
Long-term deferred tax liabilities	483	387
Postretirement and other long-term liabilities	9,814	11,226

Total liabilities	147,353	142,165

Commitments and contingencies
Series B redeemable convertible preferred stock (aggregate redemption value of $15,000), $.01 par value. 15,000 shares authorized, issued and outstanding (net of issuance costs)	14,222	14,222
Stockholders’ equity:
Preferred stock $.01 par value. Authorized 5,000,000 shares (of which 500,000 are designated as Series A and 15,000 are designated as Series B); no shares issued and outstanding (except Series B shares above)	—	—
Series A preferred stock, $.01 par value. Authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 16,914,052 shares and 15,890,534 shares as of December 31, 2005 and 2004, respectively	169	158
Additional paid-in capital	101,671	97,044
Accumulated earnings	19,914	7,229
Treasury stock, 2,550 shares and 852,819 shares at cost as of December 31, 2005 and 2004, respectively	(22)	(8,335)
Accumulated other comprehensive income	436	94

Total stockholders’ equity	122,168	96,190

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$283,743	$252,577

See accompanying notes to consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Revenues:
Products	$320,943	$264,255	$231,304
Services	79,543	57,196	50,158

Total revenues	$400,486	$321,451	$281,462
Cost of goods sold and services:
Products	$260,820	$214,706	$183,441
Services	42,882	32,011	32,018

Total cost of goods sold and services	$303,702	$246,717	$215,459

Gross profit	$96,784	$74,734	$66,003
Selling, general and administrative expense	60,409	54,230	51,476
Depreciation and amortization expense	5,226	5,376	5,069
Closure, severance and other	2,663	4,098	2,105
Interest expense	3,815	3,846	4,085
Write-off of unamortized loan costs	—	667	—
Interest cost on postretirement benefit liability	767	830	837
Interest income	(86)	(123)	(190)
Other, net	1,939	2,153	1,211

Income from continuing operations before income taxes and change in accounting principle	22,051	3,657	1,410
Income tax provision	7,866	3,043	1,243

Income before cumulative effect of change in accounting principle	14,185	614	167
Cumulative effect of change in accounting principle (net of tax benefit of $18)	—	—	34

Net income	$14,185	$614	$133
Preferred stock dividends	1,500	1,500	1,152

Net income (loss) allocable to common stockholders	$12,685	$(886)	$(1,019)

Earnings (loss) per share—basic:
Net income (loss) before cumulative effect of change in accounting principle	$0.78	$(0.06)	$(0.06)
Cumulative effect of change in accounting principle	—	—	—

Net income (loss)	$0.78	$(0.06)	$(0.06)

Earnings (loss) per share—diluted:
Net income (loss) before cumulative effect of change in accounting principle	$0.77	$(0.06)	$(0.06)
Cumulative effect of change in accounting principle	—	—	—

Net income (loss)	$0.77	$(0.06)	$(0.06)

Basic weighted average number of shares of common stock outstanding	16,163	15,824	15,841
Diluted weighted average number of shares of common stock outstanding	16,565	15,824	15,841

See accompanying notes to consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock Shares	Common Stock Class	Additional Paid-In Capital	Accumulated Earnings/ (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Notes Receivable from Officers	Total Stockholders’ Equity
Balances at December 31, 2002	15,803,797	$158	$97,223	$8,734	$(7,182)	$(3,395)	$(3,686)	$91,852

Restricted stock subscribed	—	—	17	—	—	—	—	17
Issuance related to incentive plans	50,270	1	111	—	—	—	—	112
Interest on stock subscription notes receivable	—	—	—	—	—	—	(154)	(154)
Preferred stock dividends paid	—	—	—	(1,152)	—	—	—	(1,152)
Comprehensive income
Net income	—	—	—	133	—	—	—	133
Adjustment related to PTH spin-off	—	—	—	400	—	—	—	400
Foreign currency translation adjustment	—	—	—	—	—	2,327	—	2,327
Income tax allocated to cumulative translation adjustment	—	—	—	—	—	(1,059)	—	(1,059)

Total comprehensive income								1,801

Balances at December 31, 2003	15,854,067	$159	$97,351	$8,115	$(7,182)	$(2,127)	$(3,840)	$92,476
Restricted stock subscribed	—	—	77	—	—	—	—	77
Issuance related to incentive plans	535,137	4	(787)	—	2,761	—	—	1,978
Interest on stock subscription notes receivable	—	—	—	—	—	—	(86)	(86)
Payoff of stock subscribed note receivable	(498,670)	(5)	—	—	(3,914)	—	3,926	7
Tax benefit associated with stock option exercises	—	—	403	—	—	—	—	403
Preferred stock dividends paid	—	—	—	(1,500)	—	—	—	(1,500)
Comprehensive income
Net income	—	—	—	614	—	—	—	614
Foreign currency translation adjustment	—	—	—	—	—	1,525	—	1,525
Income tax allocated to cumulative translation adjustment	—	—	—	—	—	696	—	696

Total comprehensive income								2,835

Balances at December 31, 2004	15,890,534	$158	$97,044	$7,229	$(8,335)	$94	$—	$96,190
Restricted stock subscribed	173,307	3	77	—	2,360	—	—	2,440
Issuance related to incentive plans	740,150	7	1,666	—	5,009	—	—	6,682
Stock issued upon warrant exercise	110,061	1	1,029	—	944	—	—	1,974
Tax benefit associated with stock option exercises	—	—	1,855	—	—	—	—	1,855
Preferred stock dividends paid	—	—	—	(1,500)	—	—	—	(1,500)
Comprehensive income
Net income	—	—	—	14,185	—	—	—	14,185
Foreign currency translation adjustment	—	—	—	—	—	632	—	632
Income tax allocated to cumulative translation adjustment	—	—	—	—	—	(290)	—	(290)

Total comprehensive income								14,527

Balances at December 31, 2005	16,914,052	$169	$101,671	$19,914	$(22)	$436	$—	$122,168

See accompanying notes to consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$14,185	$614	$133
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) expense	(147)	656	1,166
Depreciation and amortization expense	5,226	5,376	5,069
Non-cash interest (income) expense	455	(88)	(154)
Write-off of unamortized loan costs and amortization of deferred loan costs	—	1,079	742
Interest cost on postretirement benefit liability	767	830	837
Net payments on postretirement benefit liability	(1,517)	(1,792)	(1,611)
Gain on the sale of property, plant and equipment	(1,017)	(174)	(263)
Cumulative effect of change in accounting principle	—	—	34
Revaluation of warrants	1,778	41	155
Tax benefit of stock options exercised	1,855	403	—
Restricted stock expense	2,432	79	—
Other, net	—	—	(83)
Change in assets and liabilities:
(Increase) decrease in trade accounts receivable	(30,867)	(10,295)	6,543
(Increase) decrease in inventories	1,518	(3,666)	(1,203)
Increase in prepaid expense and other current assets	(246)	(219)	(427)
Increase (decrease) in other income taxes	(534)	1,876	(577)
(Increase) decrease in long-term assets	(1,025)	234	(298)
Increase in accounts payable	1,269	3,913	5,605
(Increase) decrease in accrued expenses and other	16,648	(2,682)	(8,666)
Increase in customer advances	7,981	4,716	4,009

Net cash provided by operating activities	18,762	901	11,011

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(3,545)	(3,606)	(11,486)
Proceeds from sale of property, plant and equipment	2,370	204	667

Net cash used in investing activities	(1,175)	(3,402)	(10,819)

Cash flows from financing activities:
Change in bank overdrafts	2,224	1,884	(4,018)
Net repayments under long-term revolving credit facilities	(3,886)	(7,491)	(2,099)
Borrowings of long-term debt	—	45,000	—
Repayment of long-term debt	(13,978)	(35,668)	(7,097)
Proceeds from the issuance of preferred stock, net	—	121	14,101
Issuance of common stock, net	6,692	1,954	112
Dividends paid	(1,500)	(1,500)	(1,152)
Deferred financing fees	(118)	(995)	—

Net cash provided by / (used in) financing activities	(10,566)	3,305	(153)

Effect of exchange rate changes on cash and cash equivalents	(17)	(361)	23

Increase in cash and cash equivalents	7,004	443	62
Cash and cash equivalents at beginning of period	2,194	1,751	1,689

Cash and cash equivalents at end of period	$9,198	$2,194	$1,751

Cash payments for:
Interest	$3,105	$2,371	$2,881

Income taxes	$7,037	$565	$739

Significant non-cash transactions:
Repayment of notes receivable from officers	$—	$3,919	$—
Treasury stock acquired	$—	$(3,919)	$—

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

On June 30, 1997, NATCO acquired Total Engineering Services Team, Inc. (“TEST”), and on November 18, 1998, NATCO acquired The Cynara Company. The Company acquired Porta-Test International, Inc., based in Canada on January 24, 2000.

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

On February 8, 2000 and April 4, 2000, NATCO acquired Modular Production Equipment, Inc. and Engineering Specialties, Inc., respectively.

On March 19, 2001, NATCO acquired Axsia Group Limited, a privately held process and design company based in the UK.

The accompanying consolidated financial statements and all related disclosures include the results of operations of the Company and its majority-owned domestic and international subsidiaries for the years ended December 31, 2005, 2004 and 2003. Furthermore, certain reclassifications have been made to fiscal 2004 and fiscal 2003 amounts in order to present these results on a comparable basis with amounts for fiscal 2005.

References to “NATCO” and “the Company” are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

(2) Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its majority-owned domestic and international subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

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

Limited Concentration of Credit Risk. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. For the years ended December 31, 2005, 2004 and 2003, no customer provided 10% or more of the Company’s consolidated revenues. See Note 20, Industry Segments and Geographic Information.

Cash Equivalents. The Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the last in, first out (“LIFO”) method for our US inventories, except for the Automation & Controls segment, which uses average cost and the first in, first out (“FIFO”) method for all other inventories.

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

Leases. The Company’s operating leases include various facilities and equipments. The company records operating expenses as determined in lease agreements. For a discussion of operating lease, see Note 12, Commitments and Contingencies.

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

Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates goodwill on an impairment basis. As required by SFAS No. 142, the Company identifies separate reporting units for purposes of evaluating goodwill impairment. In determining carrying value, the Company segregates assets and liabilities that, to the extent possible, are clearly identifiable by specific reporting unit. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reporting unit, are allocated in accordance with the standard. Fair value is determined by discounting projected future cash flows at the Company’s cost of capital rate, as calculated. The fair value is then compared to the carrying value of the reporting unit to determine whether or not impairment has occurred at the reportable unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit’s assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, the Company would record an impairment charge for that amount. Net goodwill was $80.9 million at December 31, 2005, and was tested for impairment as required by SFAS No. 142. Based on this testing, the Company’s management believes that no impairment of goodwill exists at December 31, 2005. See Note 6, Goodwill and Intangible Assets.

Other Assets, Net. Other assets include deferred financing fees, patents and long-term deposits. Deferred financing costs are being amortized over the term of the related agreement. Amortization and interest expense was $527,000, $1.1 million and $847,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Revenue Recognition. We recognize revenues and related costs when products are shipped and services are rendered for (1) time and materials and service contracts, (2) manufactured goods produced in standard manufacturing operations and sold in the ordinary course of business through regular marketing channels and (3) certain customized manufactured goods that are smaller jobs with less customization, making them similar to such standard manufactured goods (that is contracts valued at $250,000 or less having contract durations of four months or less). We recognize revenues using the percentage of completion method on contracts greater than $250,000 and having contract durations in excess of four months that represent customized, engineered orders of our products and qualify for such treatment in accordance with the requirements of AICPA Statement of Position 81-1, “Accounting for Performance of Certain Production-Type Contracts” (SOP 81-1). In addition, we use the percentage of completion method on all Automation & Controls segment equipment fabrication and sales projects that qualify for such treatment in accordance with the requirements of SOP 81-1. The Automation & Controls segment sells customized products fabricated to order pursuant to a large number of smaller contracts with durations of two to three months, with occasional large systems projects of longer duration. The segment does not produce standard units or maintain an inventory of products for sale. Due to the nature of the segment’s equipment fabrication and sales operations, and the potential for wide variations in our results of operations that could occur from applying the as shipped methodology to smaller contracts for these customized, fabricated goods, this segment recognizes revenues, regardless of contract value or duration, applying the percentage of completion method.

Earned revenue is based on the percentage that incurred costs to date relate to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the year in which the changes become known. Earned revenue reflects the original contract price adjusted for agreed claims and change order revenues, if any. Losses expected to be incurred on jobs in progress, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Customers typically retain an interest in uncompleted projects.

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

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for the Company’s stock option plans to the extent that the quoted market price of the stock at the measurement date was equal to or less than the amount the employee is required to pay for the stock. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” The statement requires pro forma disclosures that reflect the difference in stock-based employee compensation cost, if any, included in net income and the total cost measured by the fair value based method per SFAS 123 “Accounting for Stock-Based Compensation”, if any, that would have been recognized in the income statement if the fair value based method had been applied to all awards.

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands, except per share amounts)
Net income (loss) allocable to common stockholders—as reported	$12,685	$(886)	$(1,019)
Add: Restricted stock expense, net of related tax effects	1,567	13	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(1,461)	$(170)	(130)

Pro forma net income (loss)	$12,791	$(1,043)	$(1,149)

Earnings (loss) per share:
Basic—as reported	$0.78	$(0.06)	$(0.06)
Basic—pro forma	$0.79	$(0.07)	$(0.07)
Diluted—as reported	$0.77	$(0.06)	$(0.06)
Diluted—pro forma	$0.77	$(0.07)	$(0.07)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined by applying the Black-Scholes Single Option—Reduced Term valuation method. This valuation model requires management to make highly subjective assumptions about volatility of NATCO’s common stock, the expected term of outstanding stock options, the Company’s risk-free interest rate and expected dividend payments during the contractual life of the options. Volatility of stock prices was evaluated based upon historical data from the New York Stock Exchange from the date of the initial public offering, January 28, 2000, to December 31, 2005. Volatility was calculated at 47% as of December 31, 2005. The following table summarizes other assumptions used to determine pro forma compensation expense under SFAS No. 123 as of December 31, 2005:

Date of Grant	Number of Options	Expected Option Life	Risk-Free Rate
Pre-IPO	221,669	7 to 7.5 years	6.52%—5.24%
Pre-IPO	73,350	5 years	6.52%—5.29%
Post-IPO	531,163	7 years	6.52%—1.49%
Post-IPO	240,607	3.5 years	6.52%—1.49%
Total	1,066,789

Risk-free rates were determined based upon US Treasury obligations as of the option date and outstanding for a similar term. The Company does not intend to pay dividends on its common stock during the term of the options outstanding as of December 31, 2005.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also maintains a restricted stock program wherein the fair market value of the stock on the date of issuance is amortized and ratably charged to income over the average period during which the restrictions lapse. For restricted shares that vest based on performance, the Company records an estimate of the compensation expense to be expensed over one to three years related to these restricted shares. The compensation expense that will be recognized in the statement of operations will be adjusted for changes in the estimate of the number of restricted shares that will vest as well as changes in the Company’s stock price. The related expense, net of tax, associated with the restricted stock plans that is reflected in net income (loss) as reported was $1.6 million and $13,000 for the years ended December 31, 2005 and 2004, respectively. There was no related expense, net of tax, for the year ended December 31, 2003.

In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This amendment requires expensing of stock options and other share-based payments and supercedes SFAS No. 123 which allowed companies to choose between expensing stock options or showing proforma disclosure only. The SEC rule provides that SFAS No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. We will adopt the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective application. Accordingly, we will recognize compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123.

The Company estimates that the effect on net income and earnings per share in the periods following adoption of SFAS No. 123R will be consistent with the Company’s pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. Additionally, the actual effect on net income and earnings per share will vary depending upon the number of options granted in subsequent periods compared to prior years.

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Arrangements. Assets and liabilities associated with and underlying derivative arrangements which do not qualify for hedge value accounting are recorded at fair market value as of the balance sheet date with any changes in fair value charged to income in the current period, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Comprehensive income. Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. The Company’s stockholders’ transactions and comprehensive income are reflected in the Company’s consolidated statements of stockholders’ equity and comprehensive income, and includes net income and other comprehensive income, under generally accepted accounting principles and SFAS No. 130, “Reporting Comprehensive Income”.

Translation of Foreign Currencies. Financial statement amounts related to foreign operations that have functional currencies other than the US dollar are translated into their US dollar equivalents at exchange rates as follows: (1) balance sheet accounts at year-end exchange rates, and (2) statement of operations accounts at the weighted average exchange rate for the period. The gains or losses resulting from such translations are deferred and included in accumulated other comprehensive gain or loss as a separate component of stockholders’ equity. Gains or losses from foreign currency transactions are reflected in the line Other, net in the Company’s consolidated statements of operations.

Earnings (loss) per Share. Basic earnings (loss) per share excludes the dilutive effect of common stock equivalents. The diluted earnings (loss) per common and potential common share are computed by dividing net income (loss) allocable to common stockholders by the weighted average number of common and potential common shares outstanding. Net income allocable to common stockholders at December 31, 2005, represented net income less preferred stock dividends accrued and paid. The weighted average number of common and potential common shares outstanding was derived from applying the if-converted method to determine any incremental shares associated with convertible preferred stock, warrants and restricted stock outstanding. For a discussion of earnings (loss) per common share, see Note 16, Earnings (Loss) per Share.

(3) Inventories

Inventories consisted of the following amounts:

	December 31,
	2005	2004
	(in thousands)
Finished goods	$9,670	$14,056
Work-in-process	15,138	9,887
Raw materials and supplies	17,180	19,116

Inventories at FIFO and weighted average	41,988	43,059
Excess of FIFO over LIFO cost	(4,794)	(4,420)

Net inventories	$37,194	$38,639

The Company’s inventory as of December 31, 2005 and 2004 by valuation method is shown below:

	December 31,
	2005	2004
	(in thousands)
FIFO	$7,556	$5,711
Weighted average cost	845	1,098
LIFO	28,793	31,830

Net inventories	$37,194	$38,639

There were no reductions in LIFO layers for the years ended December 31, 2005 or 2004.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Cost and Estimated Earnings on Uncompleted Contracts

Cost and estimated earnings on uncompleted contracts were as follows:

	December 31,
	2005	2004
	(in thousands)
Cost incurred on uncompleted contracts	$109,757	$98,328
Estimated earnings	34,419	22,947

	144,176	121,275
Less billings to date	128,516	110,976

	$15,660	$10,299

Included in accompanying balance sheets under the following captions:
Trade accounts receivable	$30,705	$19,396
Customer advances	(15,045)	(9,097)

	$15,660	$10,299

(5) Property, Plant and Equipment, Net

The components of property, plant and equipment, were as follows:

	Estimated Useful Lives (Years)	December 31, 2005	December 31, 2004
	(in thousands)
Land and improvements		$1,636	$1,809
Buildings and improvements	20 to 40	12,855	14,580
Machinery and equipment	3 to 12	39,583	42,258
Office furniture and equipment	3 to 12	6,170	7,324
Assets held for sale		—	714
Less accumulated depreciation		(26,981)	(30,768)

		$33,263	$35,917

Pursuant to a September 2003 restructuring plan, the Company closed a manufacturing facility in Covington, Louisiana during the fourth quarter of 2003 and transferred all equipment and inventory to other branch or manufacturing locations. As of December 31, 2004, this manufacturing facility had a book value of $714,000, and was classified as held for sale. In September 2005, the facility was sold for $1.4 million, resulting in a gain of $640,000, net of closing costs.

Depreciation expense was $5.2 million, $5.3 million and $5.0 million, respectively, for the years ended December 31, 2005, 2004 and 2003. The Company leases certain machinery and equipment to its customers under short-term operating lease arrangements, generally for periods of one month to one year. The Company recorded depreciation expense related to these leased assets of $405,000, $401,000 and $433,000, for the years ended December 31, 2005, 2004 and 2003, respectively. These operating lease arrangements are for terms of one month to three years, and often result in the sale of the equipment within one year. While these assets are under lease, the Company records depreciation expense based upon the assets’ estimated useful life. Net book value of leased assets was recorded at $732,000 and $1.3 million at December 31, 2005 and 2004, respectively, and has

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been included in the accompanying balance sheet under the caption “Other Current Assets,” since the Company intends to sell the assets within one year, or place the assets in used inventory upon return from the lessee. Lease and rental income of $0.7 million, $1.0 million and $1.5 million, was included in revenues for the Oil & Water Technologies segment for the years ended December 31, 2005, 2004 and 2003, respectively.

(6) Goodwill and Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets” requires that intangible assets with indefinite lives, including goodwill, be evaluated for impairment on an annual basis or more frequently if there is a triggering event. Intangible assets with a defined term, such as patents, are amortized over the useful life of the asset.

Intangible assets subject to amortization as of December 31, 2005 and 2004 are summarized in the following table:

	As of December 31, 2005		As of December 31, 2004
Type of Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited, in thousands)
Deferred financing fees	$1,112	$711	$995	$256
Patents	195	77	164	52
Other	621	128	308	81

Total	$1,928	$916	$1,467	$389

Amortization and interest expense of $527,000, $1.1 million and $847,000 were recognized related to these assets for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated aggregate amortization and interest expense for these assets for each of the next five fiscal years is: 2006—$417,000; 2007—$127,000; 2008—$47,000; 2009—$45,000; and 2010—$34,000.

Net goodwill of $80.9 million at December 31, 2005 was comprised of $47.4 million, $29.1 million, $4.4 million for the Oil & Water Technologies reporting unit, Gas Technologies reporting unit and Automation & Controls reporting unit, respectively. Net goodwill of $80.7 million at December 31, 2004 was comprised of $47.3 million, $29.0 million, $4.4 million for the Oil & Water Technologies reporting unit, Gas Technologies reporting unit and Automation & Controls reporting unit, respectively. The change in the value of goodwill between December 31, 2005 and 2004 was due entirely to the impact of foreign currency exchange rate changes. In accordance with SFAS No. 142, goodwill was reallocated based upon the fair value method with the change in the business segments effective January 1, 2005 and reclassifications have been made to the prior year for comparable information. For a discussion of segments, see Note 18, Industry Segments and Geographic Information.

In accordance with SFAS No. 142, the Company tested impairment of goodwill by comparing the fair value of its operating units to the carrying value of those assets, including any related goodwill. As required by the pronouncement, the Company identified separate reporting units for purposes of this evaluation. In determining carrying value, the Company segregated assets and liabilities that, to the extent possible, were clearly identifiable by specific reporting unit. Certain corporate and other assets and liabilities, that were not clearly identifiable by specific reporting unit, were allocated in accordance with the standard. Fair value was determined by discounting projected future cash flows at the Company’s weighted average cost of capital rate. The resulting fair value was then compared to the carrying value of the reporting unit to determine whether or not an impairment had occurred at the reporting unit level. No impairment was indicated and, in accordance with the pronouncement, no additional tests were required. Since no impairment of goodwill was indicated based upon the testing performed, no impairment charge was recorded as of December 31, 2005 and 2004.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Accrued Expenses, Warranty Costs and Other

Accrued expenses, warranty costs and other consisted of the following:

	December 31, 2005	December 31, 2004
	(in thousands)
Accrued compensation and benefits	$9,182	$7,351
Accrued insurance reserves	2,447	1,654
Accrued warranty and product costs	2,773	1,654
Accrued project costs	21,832	12,135
Accrued closure, severance and other	2,197	1,547
Taxes	1,047	1,245
Other	2,303	2,254

Totals	$41,781	$27,840

A tabular reconciliation of the changes in the Company’s aggregate product warranty liability for the years ended December 31, 2004 and 2005, is set forth below (in thousands).

Balance at December 31, 2003	$2,406
Foreign currency translation	158
Payments/charges	(1,266)
Net accruals	356

Balance at December 31, 2004	1,654

Foreign currency translation	(63)
Payments/charges	(2,503)
Net accruals	3,685

Balance at December 31, 2005	$2,773

At December 31, 2005 and 2004, the Company had $5.8 million and $2.2 million, respectively, in outstanding letters of credit related to warranties and $8.3 million and $3.7 million, respectively, in outstanding letters of credit related to a combination of performance and warranties.

(8) Closure, Severance and Other

On December 15, 2005 the Board of Directors approved the restructuring of the Company’s UK operations by consolidating the Gloucester, England office into our Camberley, England location. In December 2005, the Company recorded severance and contract expense of $700,000. At December 31, 2005 the Company had a liability remaining of $631,000. Also, the Company expects to incur additional costs in the first nine months of 2006 related to the rationalization of office lease expenses associated with vacating the Gloucester site and consolidating facilities into the Camberley, England location. Currently, the total amount of these anticipated costs is estimated to be approximately $2.7 million. These items will be accounted for either as operating expense or a closure, severance and other charge during the first nine months of 2006.

During the third quarter of 2005, severance costs of approximately $799,000 were recorded related to redundancy of certain personnel in the Company’s UK operations. As of December 31, 2005, the Company had no remaining liability related to this matter.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective September 17, 2005, the Company and Patrick M. McCarthy entered into a second amendment to Mr. McCarthy’s Employment Agreement, as amended. Under the terms of the second amendment, Mr. McCarthy will continue to serve as President until June 30, 2006, unless sooner terminated by the Company or Mr. McCarthy on or after March 1, 2006.

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

The Company recorded a charge of $1.2 million in the third quarter of 2005 related to Mr. McCarthy’s amended employment agreement, in addition to the previously accrued expense of $155,000 related to his 2005 bonus. The Company may incur additional charges with respect to the lapse of restrictions on the remaining two-thirds of the restricted stock awarded to Mr. McCarthy in 2005. An estimate of these charges will be accrued and expensed over the estimated remaining term of the Employment Agreement, as amended.

In December 2004, the Company recorded severance expense of $1.3 million related to a restructuring plan that included involuntary termination of certain administrative and operating personnel in the UK and Canada. The Company recorded facility closure costs of $69,000 and made cumulative payments of $1.0 million in the

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

first three quarters of 2005 related to this plan. The Company also recorded a gain of $388,000 on the sale of a facility in the UK during the first quarter of 2005. Additionally, the Company took a valuation adjustment charge of approximately $249,000 for the year ended 2005 related to this restructuring plan and reversed approximately $216,000 of previously accrued amounts. At December 31, 2005, the Company had a liability of approximately $599,000 related to this restructuring plan.

In September 2004, the Company recorded severance expense of $210,000 related to staff reductions in the US and Canada. As of December 31, 2005, the Company had no remaining liability related to this matter.

In June 2004, the Company recorded and paid severance expense of $111,000 primarily associated with staff reductions in the Automation & Controls segment and the Oil & Water Technologies segment. As of December 31, 2005, the Company had no remaining liability related to this matter.

On July 28, 2004, the Company entered into a Separation Agreement with Mr. Nathaniel A. Gregory, then the Company’s CEO, pursuant to which Mr. Gregory stepped down as Chairman of the Board of Directors on that date and agreed to resign from the Company on September 7, 2004. The Company recorded an expense of approximately $2.5 million related to (1) severance payments, (2) continuation of Mr. Gregory’s welfare benefits for a period of 36 months following separation, (3) extending the exercise dates for Mr. Gregory’s outstanding options to 18 months following the separation date (for which the Company recorded approximately $62,000 for stock based employee compensation expense), (4) payment of certain of his attorneys’ fees in connection with the Separation Agreement and (5) reimbursement of certain moving expenses. The Company paid $2.4 million of this amount through December 31, 2005. As of December 31, 2005, the Company had a liability of $30,000 related to the separation agreement.

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

In December 2003, the Company’s management approved additional restructuring costs including a plan to close an Oil & Water Technologies segment location in Singapore and recorded closure and other expense of $692,000, of which $515,000 related to severance, $35,000 related to the termination of a lease arrangement and $142,000 related to employee relocation. The Company has no remaining liability related to this restructuring plan as of December 31, 2005.

In September 2003, the Company recorded expenses of $722,000 associated with a management-approved restructuring plan, which included the involuntary termination of certain administrative and operating personnel in connection with the closure of a manufacturing facility in Covington, Louisiana, at the Company’s corporate headquarters, at the Company’s research and development facility in Tulsa, Oklahoma, and related to the consolidation of operations in the UK. Of the total expense recognized under this restructuring plan, $640,000 related to post-employment benefits, which were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Post-employment Benefits, an amendment of FASB Statements No. 5 and 43,” and $82,000 related to consultant’s fees, equipment moving costs and employee relocations, which were accounted for in

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the year ended December 31, 2004, the Company incurred an additional $51,000 of expense related to this restructuring plan, offset by accrual reversals as a result of changes in the assessment of liability under this plan totaling $77,000, resulting in an increase in net income of $26,000 for the year ended December 31, 2004. The Company has no remaining liability related to this restructuring plan as of December 31, 2005.

Following is a summary of closure, severance and other expense:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Severance	$2,572	$4,098	$1,400
Contract expense and other	91	—	705

	$2,663	$4,098	$2,105

A roll forward of the Company’s accrued closure, severance and other costs as of December 31, 2005, 2004, and 2003 follows (in thousands):

Balance at December 31, 2002	$304
Payments	(1,587)
Severance	1,400
Contract expense and other	705
Other (1)	(79)

Balance at December 31, 2003	$743

Payments	(3,362)
Severance	4,098
Contract expense and other	—
Other (2)	68

Balance at December 31, 2004	$1,547

Payments	(1,955)
Severance	2,572
Contract expense and other	91
Other (3)	(58)

Balance at December 31, 2005	$2,197

(1)	Reassessment of leasehold termination costs $(126,000) and foreign exchange impact of $47,000.
(2)	Foreign exchange impact of $68,000.
(3)	Foreign exchange impact of $(58,000).

The estimated payment of this liability is $1.5 million in 2006 and $706,000 in 2007.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Income Taxes

The components of income (loss) from continuing operations before income taxes and change in accounting principle were as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands)
United States	$12,503	$4,331	$606
Foreign	9,548	(674)	804

	$22,051	$3,657	$1,410

Income tax expense (benefit) before the cumulative effect of change in accounting principle consisted of the following components:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands)
Current:
Federal	$5,738	$379	$(432)
State	342	107	164
Foreign	1,933	1,901	345

	$8,013	$2,387	$77

Deferred:
Federal	$(436)	$1,121	$889
State	161	155	39
Foreign	128	(620)	238

	(147)	656	1,166

	$7,866	$3,043	$1,243

Tax benefits of $1.9 million and $403,000 associated with the exercise of employee stock options and lapse of restrictions on restricted stock were allocated to equity and recorded in additional paid in capital for the year ended December 31, 2005 and 2004, respectively. Additionally, income tax expense (benefit) of $290,000, $(696,000), and $1.1 million were allocated to accumulated other comprehensive income (loss) at December 31, 2005, 2004 and 2003, respectively.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of our temporary differences and carryforwards are as follows:

	December 31, 2005	December 31, 2004
	(in thousands)
Deferred tax assets:
Postretirement benefit liability	$3,529	$3,951
Accrued liabilities	4,916	3,670
Net operating loss carryforward	1,296	2,754
Accounts receivable	309	279
Fixed assets and intangibles	437	303
Foreign tax credit carryforward	1,634	1,842
Research & Development tax credit carryforward	—	285
Other	646	352

Deferred tax assets	12,767	13,436
Valuation allowance	1,666	2,901

Net deferred tax assets	11,101	10,535

Deferred tax liabilities:
Inventory	1,071	983
Long-term contracts	252	229
Fixed assets and intangibles	3,031	2,736
Cumulative translation adjustment	436	363

Total deferred tax liabilities	4,790	4,311

Net deferred tax assets	$6,311	$6,224

At December 31, 2005, we have a $265,000 valuation allowance related to the realizability of certain US tax attributes related to our UK subsidiary group, a valuation allowance of $1.2 million related to UK operations, and another $172,000 related to other foreign operations. At December 31, 2004, we had a $258,000 valuation allowance related to the realizability of certain US tax attributes related to our UK subsidiary group, a valuation allowance of $2.5 million related to UK operations, and another $176,000 related to other foreign operations.

During 2005, the valuation allowance related to our UK operations has been reduced from $2.5 million to $1.2 million predominately as a result of the utilization of UK loss carryforwards. At year end 2004, a valuation allowance of $2.5 million related to our UK operations was recorded, due to a severance and restructuring accrual of approximately $1 million and continuing losses on contracts during the year, which resulted in cumulative pre-tax losses for the prior three years. Additionally, a valuation allowance of $349,000 was recorded in 2003 related to the Company’s Canadian subsidiary, which was reversed in 2004 as the result of improved results.

The Company has net operating loss carryforwards, fully offset by valuation allowances, related to other foreign subsidiaries of $529,000 as of December 31, 2005. The Company also had a net operating loss carryforward for U.S. income tax purposes of $1.6 million as of December 31, 2005, which was available to offset future federal income tax through 2022. Net US foreign tax credit carryforwards of $1.6 million begin to expire December 2010. The Company had a net operating loss carryforward in the UK of $1.0 million and $5.3 million as of December 31, 2005 and 2004. This net operating loss may be carried forward indefinitely under current UK law.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon the level of historical taxable income and projected future taxable income over the periods to which our deferred tax assets are deductible in the US and Canadian tax jurisdictions, we believe it is more likely than not we will realize the benefits of these deductible differences and carryforwards, net of the existing valuation allowances at December 31, 2005, in the US and Canadian tax jurisdictions. However, the amount of the deferred tax asset considered realizable, and thus the amount of these valuation allowances, could change if future taxable income differs from our projections in the US and Canadian tax jurisdictions. In all other foreign tax jurisdictions we are not relying on projections of future taxable income to determine the realizability of our deductible differences and carryforwards.

Income tax expense differs from the amount computed by applying the US federal income tax rate of 35% to income from continuing operations before income taxes, as set forth in the following reconciliation:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands)
Income tax expense computed at statutory rate	$7,718	$1,243	$460
State income tax expense net of federal income tax effect	350	173	134
Tax effect of foreign operations	119	(620)	66
Domestic and foreign loses for which no tax benefit is currently available	—	—	4
Revaluation of warrants	622	—	—
Permanent differences	257	94	65
Change in valuation allowance	(1,235)	2,142	501
Other	35	11	13

	$7,866	$3,043	$1,243

Cumulative undistributed earnings of foreign subsidiaries totaled $6.7 million as of December 31, 2005. The Company considers earnings from these foreign subsidiaries to be indefinitely reinvested and accordingly, no provision for US foreign or state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for US income tax purposes (subject to adjustment for foreign tax credits). Calculating the tax effect of distributing these earnings is not practicable at this time.

Federal income tax returns for fiscal years beginning with 2002 are open for review by the appropriate taxing authorities.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) Long-Term Debt

The consolidated borrowings of the Company were as follows:

	December 31, 2005	December 31, 2004
	(in thousands)
Bank debt
2004 term loan with variable interest rate (6.25% to 6.44% and 4.69% to 4.94% at December 31, 2005 and 2004, respectively) and quarterly payments of principal ($1,607) and interest, due March 31, 2007	$27,393	$40,179
2004 revolving credit bank loans with variable interest rates (4.86% to 6.25% at December 31, 2004) and quarterly interest payments, due March 31, 2007	—	4,090
Promissory note with variable interest rate (5.51% at December 31, 2004)	—	1,192
Revolving credit bank loans (export sales facility) with variable interest and monthly interest payments, due March 31, 2007	—	—

Total	$27,393	$45,461
Less current installments	(6,429)	(6,526)

Long-term debt	$20,964	$38,935

The aggregate future maturities of long-term debt for the next five years ended December 31 are as follows: $6.4 million maturing in 2006 and $21.0 million maturing in 2007, with all debt maturing prior to 2008.

2004 Term Loan and Revolving Credit Loans

On March 15, 2004, the Company entered into a new term loan and revolving facilities agreement, referred to as the 2004 term loan and revolving credit facilities, which provides for a term loan of $45.0 million, a US revolving facility with a borrowing capacity of $20.0 million, a Canadian revolving facility with a borrowing capacity of $5.0 million and a UK revolving facility with a borrowing capacity of $10.0 million. All of the borrowing capacities under the 2004 revolving credit facilities agreement are subject to borrowing base limitations.

The Company recorded a charge of $667,000 in March 2004 to expense unamortized loan costs related to its previous term loan and revolving credit facilities (referred to as the 2001 term loan and revolving credit facilities), and incurred an additional $995,000 of deferred loan costs related to the 2004 term loan and revolving credit facilities, which will be amortized as interest expense through the term of the 2004 facilities to March 2007. The Company also incurred approximately $115,000 of deferred loan cost primarily during the first quarter of 2005 associated with an amendment to the 2004 term loan and revolving credit facilities. This additional cost was amortized over the term of the amendment which ended June 2005.

The 2004 term loan and revolving credit facilities agreement provides for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility (“EBITDA”), and ranging from, at the Company’s election, (1) a high of the London Interbank Offered Rate (“LIBOR”) plus 2.75% to a low of LIBOR plus 2.00% or (2) a high of a base rate plus 1.75% to a low of a base rate plus 1.00%. The Company will pay commitment fees related to this agreement on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which were calculated at 0.375 at December 31, 2005.

Borrowings of $27.4 million were outstanding under the term loan portion of the 2004 term loan and revolving credit facility at December 31, 2005, which bore interest at an average rate of 6.26%. There were no

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

borrowings outstanding for the revolving credit portion of these facilities at December 31, 2005. The Company prepaid $6.4 million of the 2004 term loan and revolving credit facilities. The Company had letters of credit outstanding under the 2004 term loan and revolving credit facilities of $14.5 million at that date. Fees related to these letters of credit were approximately 2.00% of the outstanding balance at December 31, 2005. These letters of credit support contract performance and warranties and expire at various dates through February 2008.

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

The 2004 term loan and revolving facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio and impose a minimum net worth requirement. In March 2005, the Company’s lenders approved an amendment of various provisions of the 2004 term loan and revolving facilities effective January 1, 2005. This amendment revised certain restrictive debt covenants, modified certain defined terms and changed the submission of financial statements to the lenders to more closely reflect the current SEC requirements for furnishing financial information. On December 31, 2005, the Company was in compliance with all restrictive debt covenants under its loan agreements.

With respect to the 2004 term loan and revolving credit facilities, NATCO has agreed that it will not make any distributions of any property or cash to the Company or its stockholders except dividends required under the Series B Preferred Stock provisions. Dividends totaling $1.5 million were declared and paid to holders of the Company’s Series B Preferred Stock during the year ended December 31, 2005.

Promissory Note

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

Revolving Credit Bank Loans (Export Sales Facility)

On July 23, 2004, the Company and two of its subsidiaries entered into an international revolving credit agreement with Wells Fargo HSBC Trade Bank, N.A. providing for loans of up to $10 million, subject to borrowing base limitations. This working capital facility for export sales is secured by specific project inventory and receivables, as well as certain other inventory, accounts receivable and equipment, and is partially guaranteed by the US Export-Import Bank. Loans under this facility mature on March 31, 2007, and bear interest at either (1) a Base Rate, as defined in the agreement, less 0.25% or (2) LIBOR plus 2.00%, at the Company’s election. This facility replaced a similar export sales credit facility that terminated on July 23, 2004. Letters of credit outstanding under this facility as of December 31, 2005 were $5.7 million. This facility had fees related to letters of credit of approximately 1.00% of the outstanding balance for the period September 30, 2005 to December 31 2005.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company also had unsecured letters of credit and bonds totaling $277,000 and guarantees totaling $36.4 million at December 31, 2005.

(11) Postretirement Benefits

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

The Company has adopted SFAS No. 132, “Employer’s Accounting for Pensions and Other Postretirement Benefits,” which revised disclosures about pension and other postretirement benefit plans. Disclosures regarding postretirement benefits represent health care and life insurance benefits for employees who were retired when the Company was acquired from Combustion Engineering.

On December 31, 2005, the Company amended the postretirement benefit plan that included the elimination of prescription drug coverage for post-age 65 participants along with increases in retiree premiums and elimination of dental coverage for one of the groups of retirees of a predecessor company. Under the amended plan, retirees bear additional costs of coverage. As of December 31, 2005, the Company obtained a third-party valuation of its liability under this plan arrangement, as amended. Based upon this valuation, the effect of this amendment was a $5.7 million reduction in the Company’s accumulated postretirement benefit obligation. As of December 31, 2005, there was a prior service cost benefit of $13.9 million partially offset by a cumulative unrecognized loss of $11.7 million related to this postretirement benefit plan. In accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the benefit associated with the plan amendment will be amortized to income as a prior service cost adjustment over the remaining life expectancy of the plan participants. Additionally, the cumulative unrecognized loss will be amortized over the remaining life expectancy of the plan participants.

In November 2001, the Company agreed to maintain benefits at pre-amendment levels for a specified class of retirees in exchange for expense reimbursement from the former sponsor of the postretirement benefit plan. The agreement required reimbursement of $79,000 per year for each of the four succeeding years. Pursuant to this arrangement, the Company received $79,000, $0 and $157,000 as reimbursement of postretirement benefit expenses for the years ended December 31, 2005, 2004 and 2003, respectively.

On December 31, 2003, the President of the United States signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. In May 2004, the Financial Accounting Standards Board issued SFAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This pronouncement requires the Company to determine whether or not the benefit provided under its plan is “actuarially equivalent” to the Medicare prescription drug-benefit. If the benefit provided is actuarially equivalent and this federal subsidy is deemed a significant event, the Company is required to account for the federal subsidy attributable to past services as an actuarial gain under SFAS No. 106 and to reduce the accumulated postretirement benefit obligation. For the portion of the federal subsidy attributable to current or future service, the Company is required to reduce net periodic postretirement benefit cost while the employee provides the service. The Company’s actuary made an assessment in 2004 that the

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefits provided under its postretirement benefit plan were actuarially equivalent. Based on this assessment the net periodic cost reduced by approximately $157,000 and $173,000 for the years ended December 31, 2005 and 2004, respectively. SFAS 106-2 will no longer apply to the Company prospectively due to the Company’s decision at the end of 2005 to eliminate the post-age 65 prescription drug coverage program, which the Company believes will result in a further reduction of our FAS 106 net periodic cost beginning in 2006.

The following table sets forth the plan’s benefit obligation, fair value of plan assets, and funded status at December 31, 2005 and 2004.

	December 31,
Postretirement Benefits	2005	2004
	(in thousands, except percentages)
Change in benefit obligation
Benefit obligation at beginning of the period	$13,480	$16,714
Service cost	—	—
Interest cost	761	850
Participant and prior sponsor contributions	317	180
Actuarial (gain) loss	3,750	(536)
Foreign currency exchange rate differences	—	—
Plan amendment	(8,581)	(1,756)
Purchase of annuity contract	—	—
Benefit payments	(1,914)	(1,972)

Benefit obligation at end of period	$7,813	$13,480

Change in fair value of plan assets
Fair value of plan assets at beginning of period	$—	$—
Actual return on plan assets	—	—
Foreign currency exchange rate differences	—	—
Employer contributions	1,597	1,792
Participant and prior sponsor contributions	317	180
Experience loss	—	—
Purchase of annuity contract	—	—
Benefit payments	(1,914)	(1,972)

Fair value of plan assets at end of period	—	—

Funded status	(7,813)	(13,480)
Unrecognized loss	11,691	8,665
Unrecognized prior service cost	(13,885)	(6,011)
Unrecognized experience gain/(loss)	—	—

Accrued benefit cost	$(10,007)	$(10,826)

Weighted average assumptions
Discount rate	5.75%	6.00%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A
Health care trend rates	4.5%-8.0%	4.5%-8.5%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Year that the rate reached the ultimate trend rate	2011	2011
Components of net periodic benefit cost:
Service cost	$—	$—
Unrecognized prior service cost	(707)	(707)
Interest cost	761	850
Unrecognized loss	713	687
Recognized (gains) losses	—	—

Net periodic benefit cost	$767	$830

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sets its discount rate assumption to calculate the current actuarial present value of expected future cash flows by referencing the Moody’s Aa rate plus 25 basis points, rounded up to the nearest quarter percentage-point. The change in discount rate from 6.00% in 2004 to 5.75% in 2005 resulted in an increase of approximately $145,000 to the accumulated postretirement benefit obligation.

A one-percentage point change in assumed health care cost trends would have the following effects as of December 31, 2005 and 2004:

	December 31,
Health Care Trend Rates	2005	2004
	(in thousands, except percentages)
	1% Increase	1% Increase
Effect on interest cost component	$35	$70
Effect on the health care component of the accumulated postretirement benefit obligation	$613	$1,229

	1% Decrease	1% Decrease
Effect on interest cost component	$(32)	$(62)
Effect on the health care component of the accumulated postretirement benefit obligation	$(545)	$(1,004)

In December 2003, the Company adopted an amendment to SFAS No. 132, that required various disclosures concerning the Company’s postretirement benefit plans, including the plan’s measurement date, employer’s estimated contributions for the next fiscal year, the percentage of fair value of plan assets at the measurement date, data concerning specific assets which contribute to the long-term rate of return used, investment policies and strategies by plan asset category and the basis upon which a long-term rate of return on plan assets was determined.

Under the postretirement benefit plan, the Company expects to provide contributions of approximately $700,000 for each of the years ended December 31, 2006 through 2010. The Company held no assets related to the postretirement plans as of December 31, 2005 and therefore, the Company neither calculated a long-term rate of return applicable to the plan assets, nor devised investment strategies to manage the plan assets.

Defined Contribution Plans.

The Company and its subsidiaries have different defined contribution plans with different eligibility terms and contribution schemes. The defined contribution plans consist of the following:

US Plan covering all eligible employees who have completed three months of service. Employee contributions of up to 3% of each covered employee’s compensation are matched 100% by the employing entity, with an additional 2% of covered employee’s compensation matched at 50%. Under this plan, the employer may make additional discretionary contributions as profit sharing contributions.

UK Plan available to all employees from their date of commencement. Contributions are made by the employee and the employing entity up to 5% of pensionable pay. Additional contributions are made by the employing entity based on the employees age. Employees can contribute up to 15% of their annual salary. Pensionable pay is defined as the employee’s annual salary less the Government lower earnings above which individuals become liable to pay UK national insurance contributions, according to UK law.

Canada Plan covering approximately 64 salaried employees. Employee contributions of up to 4% of each covered employee’s compensation are matched 100% by the employing entity. The employing entity may make additional discretionary contributions as profit sharing contributions under this plan.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contributions by the employing entities to the plans on a consolidated basis totaled $2.4 million, $2.1 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(12) Commitments and Contingencies

Operating Leases

The Company and its subsidiaries lease various facilities and equipment under non-cancelable operating lease agreements. These leases expire on various dates through March 2015, excluding a lease arrangement for a facility at Axsia that requires lease commitments until the facility is sublet to another party. Future minimum lease payments required under operating leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2005, were as follows: 2006—$4.1 million, 2007—$2.5 million, 2008—$1.7 million, 2009—$1.4 million and 2010—$1.1 million. Total expense for operating leases for the years ended December 31, 2005, 2004 and 2003 was $4.6 million, $5.0 million and $5.4 million, respectively. For a discussion of lease and rental income, see Note 5, Property, Plant and Equipment, net.

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(14) Stockholders’ Equity

On July 1, 1997, the Board of Directors of the Company approved the exchange of certain stock appreciation rights outstanding under a subsidiary’s plan for individual options to purchase common stock of the Company. Compensation expense was recognized to the extent that the projected fair market value of the stock on the exchange date exceeded the exercise price of the options. Furthermore, additional stock options were granted under this plan with an exercise price equal to the fair market value of the shares on the date of grant. Accordingly, no compensation expense was recorded for these additional grants. The individual stock options granted on July 1, 1997 vested ratably over a period of three or four years. The maximum term of these options was 10 years. On July 1, 1999, the Board of Directors of the Company approved an award of options to the former Chief Executive Officer pursuant to the terms of his employment agreement, as amended. These options were granted at an exercise price equal to the fair market value of the shares on the date of grant. Accordingly, no compensation expense was recorded for this grant. The individual stock options granted on July 1, 1999 vested ratably over four years. The maximum term of these options was 10 years. Pursuant to the Separation Agreement entered into with the former CEO on July 28, 2004, the period for exercise of these options following termination was extended for 18 months. The Company recorded approximately $62,000 of stock-based compensation expense related to this term extension for the year ended December 31, 2004. At December 31, 2005, no options remained outstanding under these individual arrangements. At December 31, 2004 and 2003, options relating to an aggregate of 50,000 shares and 477,700 shares, respectively, remained outstanding under these individual arrangements.

In January 1998 and February 1998, the Company adopted the Directors Compensation Plan and the 1998 Employee Stock Incentive Plan. These plans authorize the issuance of options to purchase up to an aggregate of 760,000 shares of the Company’s common stock. The options vest over periods of up to four years. The maximum term under these options is ten years. At December 31, 2005, 2004 and 2003, options relating to an aggregate of 454,426 shares, 738,334 shares and 628,217 shares, respectively, were outstanding under these plans.

In November 2000, the Board of Directors of the Company approved and authorized the issuance of up to 300,000 shares of the Company’s common stock under the 2000 Employee Stock Option Plan. On May 24, 2001, the Company’s stockholders approved the NATCO Group Inc. 2001 Stock Incentive Plan, which superceded and replaced the 2000 Plan in its entirety, and increased the number of shares as to which options or awards may be

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted under the plan to a maximum of 1,000,000 shares. At December 31, 2005, 2004 and 2003, options relating to an aggregate of 467,129 shares, 898,563 shares and 879,422 shares, respectively, were outstanding under this plan. In addition, at December 31, 2005, 2004 and 2003, 73,964, 81,825 and 12,500 shares of restricted stock, respectively, were outstanding under this plan.

In April 2004, the Board of Directors of the Company approved and authorized the issuance of up to 600,000 shares of the Company’s common stock under the NATCO Group Inc. 2004 Stock Incentive Plan. On June 15, 2004, the Company’s stockholders approved the plan. At December 31, 2005 and 2004, options relating to an aggregate of 145,234 and 42,000 shares and of 244,504 and 63,186 shares, respectively, of restricted stock were outstanding under this plan.

In September and December 2004, the Board of Directors granted 84,071 shares of restricted stock to senior management and certain employees. The restrictions on these shares will lapse upon the Company achieving $1.00 earnings per share subject to adjustment for extraordinary items as determined at the sole discretion of the Governance, Nominating & Compensation Committee on a trailing twelve months basis for three consecutive quarters. The shares are subject to forfeiture should the performance goal not be met within three years of the date of grant. In June, September and December 2004, the Board of Directors granted an aggregate of 48,440 shares of restricted stock to our current CEO (who served as interim CEO from September to December 2004) and to our non-employee directors. The restrictions on these shares lapse with respect to the grant for service as interim CEO in equal installments on the first, second and third anniversaries of the date of grant, so long as the recipient either is continuing his service as interim or permanent CEO or has completed his service as interim CEO or earlier, upon the earliest of (a) the recipient’s death, disability or retirement from the Board following his completion of his service as interim CEO, (b) the Board’s election of a Chairman other than the recipient, or (c) on the occurrence of a Corporate Change as defined in the 2004 Stock Incentive Plan. The restrictions on these shares lapse with respect to the grants to non-employee directors (which, at the time, included our current CEO) following one year of service as a director after the date of grant, or earlier, upon a recipient’s termination from the Board due to his or her death, disability or retirement from the Board on or after the attainment of the age of 68, or upon the occurrence of a Corporate Change.

In January 2005, the Board of Directors granted a total of 100,000 shares of restricted stock to our CEO. Restrictions on 43,000 of these shares lapsed in July 2005. Restrictions on the remaining 57,000 shares will lapse on the third anniversary of the date of grant, so long as the recipient continues his service as CEO, or earlier, upon the recipient’s death or disability or on the occurrence of a Corporate Change as defined in the 2004 Stock Incentive Plan. In April and June 2005, the Board of Directors granted an aggregate of 32,500 shares of restricted stock to our non-employee directors. The restrictions on these shares lapse following one year of service as a director after the date of grant, or earlier, upon a recipient’s termination from the Board due to his or her death, disability or retirement from the Board on or after the attainment of the age of 68, or upon the occurrence of a Corporate Change. In June 2005, the Board of Directors granted an aggregate of 31,439 shares of restricted stock to senior management. The restrictions on these shares will lapse upon the Company achieving $1.10 earnings per share subject to adjustment for extraordinary items as determined at the sole discretion of the Governance, Nominating & Compensation Committee on a trailing twelve months basis for three consecutive quarters. The shares are subject to forfeiture should the performance goal not be met within three years of the date of grant. In December 2005, the Board of Directors granted an aggregate of 18,000 shares of restricted stock to certain key employees. The restrictions on these shares lapse on the second anniversary of the date of grant, so long as the recipient continues his service as an employee or earlier, upon the recipient’s death or disability or on the occurrence of a Corporate Change.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions pursuant to the Company’s stock incentive plans for the years ended December 31, 2005, 2004 and 2003, include:

	Stock Options Shares	Weighted Average Exercise Price
Balance at December 31, 2002	2,066,614	$8.30
Granted	144,167	$6.40
Exercised	(50,001)	$2.22
Canceled	(175,441)	$9.47

Balance at December 31, 2003	1,985,339	$8.21
Granted	232,620	$7.98
Exercised	(390,126)	$5.07
Canceled	(98,936)	$9.24

Balance at December 31, 2004	1,728,897	$8.81
Granted	141,863	$12.37
Exercised	(740,150)	$9.06
Canceled	(63,821)	$9.48

Balance at December 31, 2005	1,066,789	$9.17

Price range $5.70—$6.80 (weighted average remaining contractual life of 6.68 years)	242,004	$6.29
Price range $7.00—$8.81 (weighted average remaining contractual life of 5.85 years)	403,751	$8.33
Price range $9.13—$10.55 (weighted average remaining contractual life of 4.21 years)	167,468	$10.04
Price range $11.43—$22.28 (weighted average remaining contractual life of 7.37 years)	253,566	$12.68

Exercisable Options	Stock Options Shares	Weighted Average Exercise Price
December 31, 2003	1,396,494	$8.07
December 31, 2004	1,262,794	$9.17
December 31, 2005	771,868	$9.02

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. For the Company’s pro forma net earnings and earnings per share for the years ended December 31, 2005, 2004 and 2003, see Note 2, Summary of Significant Accounting Policies.

At December 31, 2005, pursuant to equity compensation plans approved by the Company’s security holders, 1,066,789 shares of common stock could be issued upon exercise of employee stock options, at an average price of $9.17 per share, and 318,468 shares of restricted stock had been issued at an average price of $9.79. An additional 270,501 shares remain available for issuance under the Company’s stock option plans at December 31, 2005.

During 2005 and 2004, the Company issued 584,901 and 321,532 shares of common stock from treasury stock for stock options exercised. In addition, the Company issued 155,307 (net of 8,482 forfeitures) and 120,011 shares of common stock from treasury stock for restricted stock awards during 2005 and 2004 and 110,061 shares related to the exercises of warrants in the third quarter of 2005.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series A Preferred Stock

In May 1998, the Board of Directors of the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock and for each share of common stock thereafter issued prior to the time the rights become exercisable. When the rights become exercisable, each right will entitle the holder to purchase one one-hundredth of one share of Series A Junior Participating Preferred Stock at a price of $72.50 in cash. Until the rights become exercisable, they will be evidenced by the certificates of ownership of NATCO’s common stock, and they will not be transferable apart from the common stock.

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

Series B Preferred Stock

On March 25, 2003, the Company issued 15,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Shares”) and warrants to purchase 248,800 shares of NATCO’s common stock, to Lime Rock Partners II, L.P., a private investment fund, for an aggregate price of $15.0 million. Approximately $99,000 of the aggregate price was allocated to the warrants. Proceeds from the issuance of these securities, net of related issuance costs of $679,000, were used to reduce the Company’s outstanding revolving debt balances and for other general corporate purposes. For a discussion of the warrants, see Note 15, Warrants.

Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder, into (1) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares) at December 31, 2005, and (2) a cash payment equal to the amount of dividends on such shares that have accrued since the prior semi-annual dividend payment date. During 2005, the Company paid dividends of $1.5 million to the holders of the Series B Preferred Shares. As of December 31, 2005, we had no accrued dividends payable related to the Series B Preferred Shares.

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has the right to call for redemption, the Series B Preferred Shares for cash on or after March 25, 2008, at a redemption price per share equal to the face value of the Series B Preferred Shares plus the amount of dividends that have been accrued but not paid since the most recent semi-annual dividend payment date.

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

Significant Treasury Share Acquisitions

As approved by the Company’s Board of Directors, on July 28, 2004, the Company purchased an aggregate of 498,670 shares of NATCO Group Inc. common stock from two executive officers at a price of $7.859 per share, which represented the 15-trading day average of the closing price of the Company’s common stock as

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reported on the New York Stock Exchange for the period ended July 23, 2004. These officers used these proceeds and other funds to repay in full all outstanding loans to the Company that were scheduled to mature on July 31, 2004. The cost to acquire these shares was recorded as treasury stock at December 31, 2004.

(15) Warrants

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

As of December 31, 2004, the Company had a liability related to the warrants of $196,000. The Company adjusted this liability to fair value from the date of issuance through the date of exercise and recorded an expense of $1.8 million for the year ended December 31, 2005 compared to an expense of $41,000 for the year ended December 31, 2004.

(16) Earnings (Loss) per Share

The Company computed basic earnings per share by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period. Net income allocable to common stockholders at December 31, 2005, represented net income less preferred stock dividends accrued. The Company determined diluted earnings per common and potential common share at December 31, 2005, as net income allocable to common stockholders divided by the weighted average number of shares outstanding for the period, after applying the “if-converted” method to determine any incremental shares associated with convertible preferred stock, warrants and restricted stock outstanding. These shares were considered common and potential common shares for purposes of calculating earnings per share at December 31, 2005, in accordance with SFAS No. 128, “Earnings per Share.” Outstanding employee stock options were considered potential common shares for purposes of this calculation. At December 31, 2005, the Company excluded 1.9 million shares issuable upon conversion of the Series B Preferred Shares, as the inclusion of these shares was anti-dilutive at the level of income in 2005. For the year ended December 31, 2005, there were no anti-dilutive options, as all shares were in-the-money. The Company recorded a loss allocable to common stockholders for the years ended December 31, 2004 and 2003, and therefore, all common stock equivalents related to employee and non-employee stock

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options, Series B Preferred Shares, warrants and restricted stock were deemed anti-dilutive and excluded from the calculation of weighted average shares. The impact of these anti-dilutive shares would have been a reduction 270,000 shares and 765,000 shares for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the Company excluded 1.9 million shares issuable upon conversion of the Series B Preferred Shares.

The following table presents earnings per common share amounts computed using SFAS No. 128:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(unaudited, in thousands, except per share amounts)
Year Ended December 31, 2005
Net income	$14,185
Less: Preferred stock dividends accrued and paid	(1,500)

Basic EPS:
Income allocable to common stockholders	$12,685	16,163	$0.78

Effect of dilutive securities:
Stock options—treasury stock method	—	290	—
Warrants—if converted method	—	25	—
Restricted Stock—if converted method	—	87	—
Series B Preferred Shares—if converted method	—	—	—

Diluted EPS:
Income allocable to common stockholders	$12,685	16,565	$0.77

Year Ended December 31, 2004
Net income	$614
Less: Preferred stock dividends accrued and paid	(1,500)

Basic EPS:
Loss allocable to common stockholders	$(886)	15,824	$(0.06)

Effect of dilutive securities:
Stock options—treasury stock method	—	—	—

Diluted EPS:
Income allocable to common stockholders	$(886)	15,824	$(0.06)

Year Ended December 31, 2003
Net income before cumulative effect of change in accounting principle	$167
Less: Preferred stock dividends accrued and paid	(1,152)

Basic EPS:
Loss allocable to common stockholders before cumulative effect of change in accounting principle	$(985)	15,841	$(0.06)

Effect of dilutive securities:
Stock options—treasury stock method	—	—	—

Diluted EPS:
Loss allocable to common stockholders before cumulative effect of change in accounting principle and assumed conversions	$(985)	15,841	$(0.06)

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17) Related Parties

We do not own a minority interest in or guarantee obligations for any related party, other than our majority-owned subsidiaries. There are no debt obligations of related parties, for which we have responsibility, excluded from our balance sheet.

On August 26, 2005, following the market close, Lime Rock Partners II, L.P. exercised in full warrants to purchase shares of NATCO Group Inc.’s common stock pursuant to a common stock purchase warrant dated March 25, 2003. The Board of Directors then in office unanimously approved the terms and conditions of the common stock purchase warrant. The exercise price of each warrant was $10.00 and the warrant agreement provided for a cashless exercise. As Lime Rock elected to exercise these warrants pursuant to the cashless exercise provision of the common stock purchase warrant, the Company received no cash payment upon exercise. The final number of shares of common stock issued to Lime Rock was calculated based on the average of the closing price of the Company’s shares on the New York Stock Exchange for the ten trading-day period ending on the day prior to the exercise. The average price was $17.933, resulting in the issuance of 110,061 shares of common stock in exchange for the warrants.

Through its ownership of our Series B Preferred Shares, Lime Rock owns in excess of 5% of our outstanding common stock on an as converted basis. Mr. Bates, a director and member of the Governance, Nominating & Compensation Committee, was appointed by Lime Rock and serves as a managing director of Lime Rock Management LP, which manages Lime Rock Partners II, L.P. Consequently, Mr. Bates may be deemed to have an indirect material interest in the warrant conversion transaction.

Under an arrangement that terminated on December 31, 2004, we paid Capricorn Management, G.P., an affiliate company of Capricorn Holdings, Inc., for administrative services, which included office space and parking in Connecticut for our former Chief Executive Officer, reception, telephone, computer services and other normal office support relating to that space. Fees paid to Capricorn Management, which were reviewed and approved by the Audit Committee of our Board of Directors, totaled $115,000, in each of the years ended December 31, 2004, 2003 and 2002, respectively. Mr. Herbert S. Winokur, Jr., one of our directors, is the Chairman and Chief Executive Officer of Capricorn Holdings, Inc. and the Managing Director of Capricorn Holdings LLC, the general partner of Capricorn Investors II, L.P., a private investment partnership, and directly or indirectly controls approximately 12% of our outstanding common stock at December 31, 2005. In addition, our former Chief Executive Officer was a non-salaried member of Capricorn Holdings LLC. Capricorn Investors II, L.P. formerly controlled approximately 19% of our common stock, which it distributed to its limited partners during the fourth quarter of 2005.

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

(18) Industry Segments and Geographic Information

The Company has adopted the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business units have separate management teams and infrastructures that offer different products and services. For 2005, the business units were aggregated into three reporting segments (described below) since the long-term financial performance of these reportable segments is affected by similar economic conditions.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NATCO restructured its organization effective as of January 1, 2005 in order to improve our execution and customer focus. The new reporting units are Oil & Water Technologies, Gas Technologies and Automation & Controls.

•	The Oil & Water Technologies group includes both standard and traditional oil and gas separation and dehydration equipment sales and related services and built-to-order systems focused primarily on oil and water production and processing.

•	The Gas Technologies group includes our CO2 membrane business, the assets and operating relationship related to our gas processing facilities in West Texas, H2S removal technologies including Shell Paques™ and other built-to-order gas-related technologies that focus on removing contaminants from the gas stream.

•	The Automation & Controls group focuses on sales of new control panels and systems which monitor and control oil and gas production, as well as field service activities including repair, maintenance, testing and inspection services for existing systems.

NATCO allocates corporate and other expenses to each of the operating segments. This allocation is based on headcount, total assets, revenues and bookings. Corporate assets are allocated to the segments based on the total assets of the segment. The accounting policies of the reporting segments were consistent with the policies used to prepare the Company’s consolidated financial statements for the respective periods presented. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, closure, severance and other, write-off of unamortized loan costs, other, net and accounting changes.

The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, closure, severance and other, other, net and accounting changes. Certain segment amounts previously reported for the years ended December 31, 2004 and 2003 have been reclassified to conform to the presentation of segment amounts reported for the years ended December 31, 2005.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning the Company’s segments is shown in the following table.

	Oil & Water Technologies	Gas Technologies	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)
December 31, 2005
Revenues from unaffiliated customers	$302,209	$38,698	$59,579	$—	$400,486
Inter-segment revenues	$634	$—	$3,970	$(4,604)	$—
Segment profit	$12,033	$19,224	$5,118	$—	$36,375
Total assets	$197,993	$55,142	$30,608	$—	$283,743
Capital expenditures	$3,022	$152	$371	$—	$3,545
Depreciation and amortization	$2,650	$2,203	$373	$—	$5,226
December 31, 2004
Revenues from unaffiliated customers	$234,811	$40,664	$45,976	$—	$321,451
Inter-segment revenues	$202	$—	$3,741	$(3,943)	$—
Segment profit	$159	$18,161	$2,184	$—	$20,504
Total assets	$173,203	$56,420	$22,954	$—	$252,577
Capital expenditures	$2,620	$513	$473	$—	$3,606
Depreciation and amortization	$2,812	$2,191	$373	$—	$5,376
December 31, 2003
Revenues from unaffiliated customers	$218,415	$10,383	$52,664	$—	$281,462
Inter-segment revenues	$1,092	$—	$4,015	$(5,107)	$—
Segment profit	$8,185	$2,214	$4,128	$—	$14,527
Total assets	$166,791	$52,206	$18,731	$—	$237,728
Capital expenditures	$2,894	$8,420	$172	$—	$11,486
Depreciation and amortization	$2,993	$1,746	$330	$—	$5,069

The following table reconciles total segment profit to net income before cumulative effect of change in accounting principle:

	For the Year Ended December 31,
	2005	2004	2003
	(unaudited, in thousands)
Total segment profit	$36,375	$20,504	$14,527
Net interest expense	3,729	3,723	3,895
Write-off of unamortized loan costs	—	667	—
Depreciation and amortization	5,226	5,376	5,069
Closure, severance and other	2,663	4,098	2,105
Interest cost on postretirement benefit	767	830	837
Other, net	1,939	2,153	1,211

Net income before income taxes and cumulative effect of change in accounting principle	22,051	3,657	1,410
Income tax provision	7,866	3,043	1,243

Net income before cumulative effect of change in accounting principle	$14,185	$614	$167

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides further information on revenues by product line within the Oil & Water Technologies segment for the years ended December 31, 2005, 2004 and 2003.

	For the Years Ended December 31,
	2005	2004	2003
	(unaudited, in thousands)
Revenue:
Traditional/standard/used equipment	$197,610	$159,976	$121,544
Built-to-order	112,808	81,440	101,378
Eliminations	(7,575)	(6,403)	(3,415)

Total revenue	$302,843	$235,013	$219,507

The Company’s geographic data for continuing operations for the years ended December 31, 2005, 2004 and 2003 were as follows:

	United States	Canada	United Kingdom	Other	Eliminations	Consolidated
	(unaudited, in thousands)
December 31, 2005
Revenues from unaffiliated customers	$272,401	$46,923	$62,579	$18,583	$—	$400,486
Inter-segment revenues	$1,969	$4,311	$1,285	$—	$(7,565)	$—

Revenues	$274,370	$51,234	$63,864	$18,583	$(7,565)	$400,486

Segment income (loss)	$26,040	$2,987	$5,553	$1,795	$—	$36,375
Total assets	$162,643	$30,685	$82,799	$7,616	$—	$283,743
December 31, 2004
Revenues from unaffiliated customers	$206,817	$46,445	$44,540	$23,649	$—	$321,451
Inter-segment revenues	$4,696	$1,724	$558	$—	$(6,978)	$—

Revenues	$211,513	$48,169	$45,098	$23,649	$(6,978)	$321,451

Segment income (loss)	$15,030	$3,797	$(700)	$2,377	$—	$20,504
Total assets	$147,890	$26,592	$72,910	$5,185	$—	$252,577
December 31, 2003
Revenues from unaffiliated customers	$189,964	$30,120	$45,013	$16,365	$—	$281,462
Inter-segment revenues	$768	$2,648	$803	$—	$(4,219)	$—

Revenues	$190,732	$32,768	$45,816	$16,365	$(4,219)	$281,462

Segment income (loss)	$11,346	$(79)	$619	$2,641	$—	$14,527
Total assets	$141,042	$18,629	$72,877	$5,180	$—	$237,728

Revenues and results of operations are presented based on origination of bookings for purposes of this geographic presentation and does not necessarily reflect the destination of where the equipment is ultimately delivered.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19) Quarterly Data (unaudited)

The following tables summarize quarterly information for the years ended December 31, 2005, 2004 and 2003:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2005
Revenues, net	$88,656	$94,648	$102,400	$114,782
Gross profit	$21,285	$22,398	$24,849	$28,252
Net income allocable to common stockholders	$2,500	$2,171	$2,014	$6,000
Basic earnings per share allocable to common stockholders	$0.16	$0.14	$0.12	$0.36
Fully diluted earnings per share allocable to common stockholders	$0.16	$0.13	$0.12	$0.33

2004
Revenues, net	$71,984	$73,347	$84,313	$91,807
Gross profit	$16,815	$17,631	$18,960	$21,328
Net income (loss) allocable to common stockholders	$(419)	$246	$(322)	$(391)
Basic earnings (loss) per share allocable to common stockholders	$(0.03)	$0.02	$(0.02)	$(0.02)
Fully diluted earnings (loss) per share allocable to common stockholders	$(0.03)	$0.02	$(0.02)	$(0.02)

2003
Revenues, net	$68,013	$70,613	$65,801	$77,035
Gross profit	$15,811	$16,547	$16,024	$17,621
Net income (loss) allocable to common stockholders	$30	$(64)	$(188)	$(797)
Basic earnings (loss) per share allocable to common stockholders	$0.00	$0.00	$(0.01)	$(0.05)
Fully diluted earnings (loss) per share allocable to common stockholders	$0.00	$0.00	$(0.01)	$(0.05)

(20) Change in Accounting Principle

Effective January 1, 2003, the Company recorded the cumulative effect of change in accounting principle related to the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard required the Company to record the fair value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets, was incurred. In addition, the standard requires the Company to record a corresponding asset that will be depreciated over the life of the asset that gave rise to the liability. Subsequent to the initial measurement of the asset retirement obligation, the Company will be required to adjust the related liability at each reporting date to reflect changes in estimated retirement cost and the passage of time. A loss of $34,000, net of tax, was recorded as of January 1, 2003, as a result of this change in accounting principle. The related asset retirement obligation and asset cost of $96,000, associated with an obligation to remove certain leasehold improvements upon termination of lease arrangements, including concrete pads and equipment. The asset cost will be depreciated over the remaining useful life of the related assets. There was no significant change in the asset or liability during the years ended December 31, 2005 and 2004.

(21) Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this pronouncement on June 15, 2005, with no material impact on its consolidated results of operations, financial position or cash flows for the year ended December 31, 2005.

In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This amendment requires expensing of stock options and other share-based payments and supercedes SFAS No. 123. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123(R) would be changed to the first annual reporting period that begins after June 15, 2005. The adoption of SFAS 123(R) is not expected to have a significant effect on our consolidated results of operations, financial position or cash flows. An illustration of the impact on the Company’s net income and earnings per share is presented in the “Stock –Based Compensation” section of Note 2 assuming the Company had applied the fair value recognition provisions of SFAS 123(R) using the Black-Scholes methodology.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which amends APB Opinion No. 29. The guidance in APB 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS No. 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. This statement became effective on June 15, 2005. The Company adopted the standard as of the effective date with no material impact on its consolidated results of operations, financial position or cash flows for the year ended December 31, 2005.

In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Jobs Creation Act”). The Jobs Creation Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction has no effect on the Company’s existing deferred tax assets and liabilities for the year ended December 31, 2005. The impact, if any, of the deduction is to be reported in the period in which the deduction is claimed on its US tax return.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Creation Act on a company’s income tax expense and deferred tax liability. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has analyzed the potential benefit of electing to repatriate earnings under the provisions in the Jobs Creation Act and have determined that the benefit to the company would be minimal due to the reduction in foreign tax credits associated with the repatriation of earnings. Therefore, the Company has not elected to repatriate earnings under the Jobs Creation Act.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the standard as of the effective date and is currently evaluating the impact, if any, on the Company’s consolidated results of operations, financial position or cash flows.

In June 2005, the FASB issued a FASB Staff Position No. 143-1 (“FSP 143-1”), Accounting for Electronic Equipment Waste Obligations, which provides guidance under SFAS No. 143 with respect to European operations that have been adopted by the European Union. FSP 143-1 requires a commercial user to incur costs associated with the retirement of historical electrical equipment waste. FSP 143-1 became effective the later of June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. Adoption of FSP 143-1 by the Company’s UK operations did not have a material effect on its consolidated results of operations, financial position or cash flows for the year ended December 31, 2005.

In September 2005, the FASB’s Emerging Issues Task Force (EITF) issued EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”. This pronouncement provides additional accounting guidance for situations involving inventory exchanges between parties to that contained in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and SFAS 153, “Exchanges of Nonmonetary Assets”. The standard is effective for new arrangements entered into in reporting periods beginning after March 15, 2006, and to all inventory transactions that are completed after December 15, 2006 for arrangements entered into prior to March 15, 2006. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial position or cash flows and will adopt it on or before the effective date.

In September 2005, The SEC staff revised EITF D-98, “Classification and Measurement of Redeemable Securities” primarily to provide guidance on (1) the earnings per share treatment of redeemable common stock and (2) the application of EITF D-98 to share-based payment arrangements with employees. The guidance on the earnings per share treatment of redeemable common stock in EITF D-98 to share-based payment arrangements with employees is effective in the first fiscal period beginning after September 15, 2005. The Company will adopt EITF D-98 as of the effective date and will be applied concurrent with the adoption of SFAS 123(R), Share-Based Payment.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There are no changes or disagreements with accountants on accounting and financial disclosure matters during the periods for which consolidated financial statements have been presented within this document.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that the information that we are required to disclose in the reports we file with or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commissions rules and is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2005, we carried out an evaluation, with the participation of the Chief Executive and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive and Chief Financial Officers believe that the Company’s disclosure controls and procedures are effective as of December 31, 2005. Management’s annual report on internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this annual report.

The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report is included in Item 8, Financial Statements and Supplementary Data, of this annual report.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors And Executive Officers Of The Registrant

The information called for by this item will be contained under the caption “Directors and Executive Officers” in our 2006 annual meeting proxy statement to be filed within 120 days of December 31, 2005, and is incorporated into this document by reference.

Item 11. Executive Compensation

Except as specified in the following sentence, the information called for by this item will be contained under the caption “Director and Executive Compensation” in our 2006 annual meeting proxy statement to be filed within 120 days of December 31, 2005 and is incorporated into this document by reference. Information in our 2006 proxy statement not deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission under its rules, including the Report of the Governance, Nominating & Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Five-Year Stock Performance Graph, is not deemed to be incorporated by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this item will be contained under the caption “Security Ownership of Management and Principal Stockholders” in our 2006 annual meeting proxy statement to be filed within 120 days of December 31, 2005, and is incorporated into this document by reference.

Item 13. Certain Relationships And Related Transactions

The information called for by this item will be contained under the caption “Certain Relationships and Related Transactions” in our 2006 annual meeting proxy statement to be filed within 120 days of December 31, 2005, and is incorporated into this document by reference.

Item 14. Principal Accountant Fees and Services

The information called for by this item will be contained under the caption “Audit Committee Report” in our 2006 annual meeting proxy statement to be filed within 120 days of December 31, 2005, and is incorporated into this document by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

NATCO Group Inc.

Schedule II—Valuation and Qualifying Accounts

(Thousands of Dollars)

The table below presents valuation and qualifying accounts for continuing operations.

Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Deductions (3)	Balance at End of Period
Year ended December 31, 2005:
Allowance for uncollectible accounts receivable	$1,229	$260	$(16)	$(350)	$1,123

Year ended December 31, 2004:
Allowance for uncollectible accounts receivable	$1,416	$1,914	$53	$(2,154)	$1,229

Year ended December 31, 2003:
Allowance for uncollectible accounts receivable	$1,028	$684	$59	$(355)	$1,416

(1)	Represents the provision for allowance for uncollectible accounts receivable.
(2)	Represents the foreign currency translation.
(3)	Represents the amounts written off against the reserve.

All other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 15th day of March 2006.

NATCO GROUP INC. (Registrant)

By:	/S/ JOHN U. CLARKE
John U. Clarke Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated, on March 15, 2006.

Signature	Title

/S/ JOHN U. CLARKE John U. Clarke	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ PATRICK M. MCCARTHY Patrick M. McCarthy	Director and President

/S/ RICHARD W. FITZGERALD Richard W. FitzGerald	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ JAMES D. GRAVES James D. Graves	Vice President and Controller (Principal Accounting Officer)

/S/ KEITH K. ALLAN Keith K. Allan	Director

/S/ THOMAS R. BATES, JR. Thomas R. Bates, Jr.	Director

/S/ JULIE H. EDWARDS Julie H. Edwards	Director

/S/ GEORGE K. HICKOX, JR. George K. Hickox, Jr.	Director

/S/ THOMAS C. KNUDSON Thomas C. Knudson	Director

/S/ HERBERT S. WINOKUR, JR. Herbert S. Winokur, Jr.	Director

Exhibit Number	Description

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

4.4

—First Amendment to Rights Agreement between NATCO Group Inc. and Mellon Investor Services L.L.C. (as successor to Chase Mellon Shareholder Services, L.L.C.), as Rights Agent dated March 25, 2003 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 27, 2003).

10.1[1]	—Directors Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.2[1]	—Form of Nonemployee Director’s Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.3[1]	—1998 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.4[1]	—Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement No. 333-48851 on Form S-1).

10.5[1]	—Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.6[1]	—Severance Pay Summary Plan Description (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004)

10.7

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

Exhibit Number	Description

10.7

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

10.8

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

10.9

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

10.10[1]

—Second Amended Single Installment Note Between Nathaniel A. Gregory and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.11[1]

—Amended Single Installment Note Between Nathaniel Gregory and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.12[1]

—Amended Single Installment Note Between Nathaniel Gregory and NATCO Group Inc., effective July 1, 2002 (incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.13[1]

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

10.16[1]

—Employment Agreement dated December 11, 2002, between Patrick M. McCarthy and NATCO Group Inc. (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number	Description

10.17[1]

—Senior Management Change in Control Agreement dated December 11, 2002, between Robert A. Curcio and NATCO Group Inc. (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.18[1]

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

10.22[1]	—Amendment of Directors Compensation Plan (incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.23[1]

—Senior Management Change in Control Agreement date October 7, 2003, between Katherine P. Ellis and NATCO Group Inc. (incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.24[1]

—Senior Management Change in Control Agreement dated October 7, 2003, between Richard W. FitzGerald and NATCO Group Inc. (incorporated by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.25

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

10.26

—International Revolving Credit Agreement entered into as of July 23, 2004 among NATCO Group Inc, National Tank Company and Total Engineering Services Team, Inc., and Wells Fargo HSBC Trade Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.27

—International Security Agreement dated as of July 23, 2004, by and among NATCO Group Inc, National Tank Company and Total Engineering Services Team, Inc., and Wells Fargo HSBC Trade Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.28[1]	—Separation Agreement between the Company and Nathaniel A. Gregory dated July 28, 2004. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed July 29, 2004).

10.29[1]

—Executive Employment Agreement between NATCO Group Inc. and John U. Clarke dated as of December 7, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed December 9, 2004).

Exhibit Number	Description

10.30[1]

—Amendment No. 1 to Employment Agreement dated as of September 30, 2004 between NATCO Group Inc. and Patrick M. McCarthy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.31[1]

—Form of Amendment No. 1 to Senior Management Change in Control Agreement entered into between NATCO Group Inc. and the executive officers specified in the form (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.32[1]

—Amendment to Separation Agreement dated October, 2004 entered into between NATCO Group Inc. and Nathaniel A. Gregory (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.33

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

10.34[1]	—Form of Non-employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.35[1]

—Form of Restricted Stock Agreement entered into between NATCO Group Inc. and certain executive officers on September 9, 2004 and December 7, 2004 (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004)

10.36[1]

—Restricted Stock Agreement between NATCO Group Inc. and John U. Clarke dated September 7, 2004 (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004)

10.37[1]

—Restricted Stock Agreement between NATCO Group Inc. and John U. Clarke dated January 5, 2005 (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004)

10.38[1]

—Restricted Stock Agreement between NATCO Group Inc. and John U. Clarke dated January 5, 2005 (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004)

10.39[1]

—Supplemental Severance Pay Plan and Summary Plan Description for Exempt Employees (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004)

10.40

—Second Amendment to Loan Agreement dated March 28, 2005 by and among NATCO Group Inc., NATCO Canada, Ltd. and Axsia Group Limited, as Borrowers, and the lenders thereto (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed March 30, 2005).

10.41[1]

—Amendment No. 2 to Employment Agreement dated as of September 17, 2005 between NATCO Group Inc. and Patrick M. McCarthy (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 21, 2005).

10.42[1,2]	—Employment Agreement dated as of January 6, 2006 between NATCO Group Inc. and Knut Eriksen.

10.43[1,2]	—Form of Restricted Stock Agreement entered into between NATCO Group Inc. and certain executive officers on June 13, 2005

Exhibit Number	Description

21.1[2]	—List of Subsidiaries.

23.1[2]	—Consent of Independent Registered Public Accounting Firm.

31.1[2]	—Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 USC. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[2]	—Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 USC. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[2]	—Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 USC. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Management contracts or compensatory plans or arrangements.
[2]	Included with this annual report.

