Form 10-Q
period 2006-03-31
NATCO GROUP INC
filed 2006-05-10
CIK 1057693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of April 28, 2006, the issuer had outstanding 17,016,088 shares of common stock, par value $0.01 per share.

NATCO GROUP INC.

FORM 10-Q

For the Quarter Ended March 31, 2006

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NATCO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,602	$9,198
Trade accounts receivable, less allowance for doubtful accounts of $1,397 and $1,123 as of March 31, 2006 and December 31, 2005, respectively	116,304	111,770
Inventories	44,211	37,194
Deferred income tax assets, net	3,462	3,465
Prepaid expenses and other current assets	3,324	3,612

Total current assets	180,903	165,239
Property, plant and equipment, net	32,851	33,263
Goodwill, net	80,882	80,891
Deferred income tax assets, net	3,395	3,329
Other assets, net	1,596	1,021

Total assets	$299,627	$283,743

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and other	$42,628	$48,720
Accrued expenses and other	43,708	41,781
Customer advanced billings and payments	29,387	18,272
Current portion of long-term debt	24,393	6,429
Income taxes payable	3,678	890

Total current liabilities	143,794	116,092
Long-term debt, excluding current installments	—	20,964
Long-term deferred tax liabilities	683	483
Postretirement benefits and other long-term liabilities	9,683	9,814

Total liabilities	154,160	147,353

Commitments and contingencies	—	—
Series B redeemable convertible preferred stock (aggregate redemption value of $15,000), $.01 par value. 15,000 shares authorized, issued and outstanding (net of issuance costs)	14,222	14,222
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares (of which 500,000 are designated as Series A and 15,000 are designated as Series B); no shares issued and outstanding (except Series B shares above)	—	—
Series A preferred stock, $.01 par value. Authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 16,995,238 and 16,914,052 shares as of March 31, 2006 and December 31, 2005, respectively	170	169
Additional paid-in-capital	103,197	101,671
Accumulated retained earnings	27,398	19,914
Treasury stock, no shares and 2,550 shares at cost as of March 31, 2006 and December 31, 2005, respectively	—	(22)
Accumulated other comprehensive income	480	436

Total stockholders’ equity	131,245	122,168

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$299,627	$283,743

See accompanying notes to unaudited condensed consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Products	$97,006	$71,735
Services	20,761	16,921

Total revenues	$117,767	$88,656

Cost of goods sold and services:
Products	$75,935	$58,425
Services	10,424	8,946

Total cost of goods sold and services	$86,359	$67,371

Gross profit	$31,408	$21,285
Selling, general and administrative expense	16,994	14,190
Depreciation and amortization expense	1,445	1,323
Closure, severance and other	50	42
Interest expense	703	1,015
Interest cost on postretirement benefit liability	50	210
Interest income	(63)	(52)
Other, net	(447)	(80)

Income before income taxes	$12,676	$4,637
Income tax provision	4,817	1,762

Net income	$7,859	$2,875
Preferred stock dividends	375	375

Net income allocable to common stockholders	$7,484	$2,500

Earnings per share—basic:
Net income	$0.45	$0.16

Earnings per share—diluted:
Net income	$0.41	$0.16

Basic weighted average number of shares of common stock outstanding	16,663	15,816
Diluted weighted average number of shares of common stock outstanding	19,046	16,042

See accompanying notes to unaudited condensed consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2006	2005(1)
Cash flows from operating activities:
Net income	$7,859	$2,875
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	120	359
Depreciation and amortization expense	1,445	1,323
Non-cash interest expense	86	140
Stock compensation expense	613	119
Tax benefit of stock options exercised	73	222
Revaluation of warrants	—	204
Interest cost on postretirement benefit liability	50	210
Net payments on postretirement benefit liability	(234)	(388)
Loss (gain) on the sale of property, plant and equipment	45	(388)
Change in assets and liabilities:
Increase in trade accounts receivable	(3,661)	(4,665)
(Increase) decrease in inventories	(6,986)	1,189
Decrease (increase) in prepaid expense and other current assets	212	(2)
Decrease (increase) in long-term assets	(625)	(12)
Decrease in accounts payable	(7,199)	(2,224)
Increase in accrued expenses and other	1,624	1,454
Increase in income tax payable	2,812	—
Increase in customer advanced billings and payments	11,149	658

Net cash provided by operating activities	7,383	1,074

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(962)	(880)
Investment in other long-term intangible asset	(375)	—
Proceeds from the sale of property, plant and equipment	9	962

Net cash (used in) provided by investing activities	(1,328)	82

Cash flows from financing activities:
Repayments of long-term debt	(3,000)	(1,631)
Borrowings of long-term debt	—	889
Proceeds from the stock issuances related to stock options, net	534	1,554
Tax benefit of stock options exercised	327	—
Change in bank overdrafts	454	(2,794)
Deferred financing fees	—	(105)

Net cash used in financing activities	(1,685)	(2,087)

Effect of exchange rate changes on cash and cash equivalents	34	25

Increase (decrease) in cash and cash equivalents	4,404	(906)
Cash and cash equivalents at beginning of period	9,198	2,194

Cash and cash equivalents at end of period	$13,602	$1,288

Cash payments for:
Interest	$579	$685
Income taxes	$1,413	$1,388

(1)	The line “Net payments on postretirement benefit liability” has been reclassified from cash flows from financing activities to cash flows from operating activities for period presented. “Net cash used in investing activities” and “Increase (decrease) in cash and cash equivalents” in total were unaffected from this reclassification. Refer to Note 1, “Basis of Presentation and Reclassifications” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further information.

See accompanying notes to unaudited condensed consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Reclassifications

Basis of Presentation

The accompanying condensed consolidated interim financial statements and related disclosures are unaudited and have been prepared by NATCO Group Inc. pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) for interim consolidated financial statements and the rules and regulations of the United States Securities and Exchange Commission. As permitted by these regulations, certain information and footnote disclosures that would typically be required in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company’s management believes that these statements reflect all the normal recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented, so that these interim financial statements are not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filing for the year ended December 31, 2005.

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

Reclassifications

Certain reclassifications have been made to the fiscal year 2005 amounts in order to present these results on a comparable basis with amounts for fiscal year 2006. These reclassifications had no effect on net income.

The Company’s previous accounting policy was to classify cash flows from its net postretirement benefit liability as a financing activity in our consolidated statements of cash flows because the retirees covered were never employed by the Company and the decision to assume the obligation was a financing determination made at the time of the 1989 acquisition of National Tank Company and W.S. Tyler, Inc. The estimated postretirement liability directly impacted the purchase price for these assets and also impacted the overall financing consideration and structure of the transaction.

Paragraph 18 of the Statement of Financial Accounting Standards (“SFAS”) No. 95 states “financing activities include obtaining resources from owners and providing them with a return on, and a return of, their investment; borrowing money and repaying amounts borrowed, or otherwise settling the obligation; and obtaining and paying for other resources obtained from creditors on long-term credit” and paragraph 21 of SFAS No. 95 states “Operating activities include all transactions and other events that are not defined as investing or financing activities. Since, the lines “Net payments on postretirement benefit liability” on the Company’s unaudited condensed consolidated statement of cash flow are not included in the scope of what is defined as financing activities in paragraph 18 of SFAS No. 95, the Company therefore believes the lines “Net payments on postretirement benefit liability” on our unaudited condensed consolidated statement of cash flow relate to operating activities of the Company rather than financing activities as previously reported. The Company has amended the unaudited condensed consolidated statement of cash flow included in this report to be in accordance with SFAS No. 95.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the quarter ended March 31, 2005, the Company reclassified the postretirement payments and receipts as operating activities from financing activities in the unaudited consolidated statement of cash flow. For the quarter ended March 31, 2005, this reclassification had the effect of reducing net cash provided by operating activities of $388,000 and increasing net cash used in financing activities by $388,000 for the quarter ended March 31, 2005 from that previously reported. This reclassification does not impact the unaudited condensed consolidated statement of operation or the “Net cash used in investing activities” and “Increases (decreases) in cash and cash equivalents” in total on the unaudited condensed consolidated statement of cash flow.

(2) Inventories

Inventories consisted of the following amounts:

	March 31, 2006	December 31, 2005
	(unaudited)
	(in thousands)
Finished goods	$10,606	$9,670
Work-in-process	19,957	15,138
Raw materials and supplies	19,537	17,180

Inventories at FIFO and weighted average	50,100	41,988
Excess of FIFO over LIFO cost	(5,889)	(4,794)

Net inventories	$44,211	$37,194

The Company’s inventory as of March 31, 2006 and December 31, 2005 by valuation method is shown below:

	March 31, 2006	December 31, 2005
	(unaudited)
	(in thousands)
FIFO	$8,889	$7,556
Weighted average cost	681	845
LIFO	34,641	28,793

Net inventories	$44,211	$37,194

There were no reductions in LIFO layers of March 31, 2006 and December 31, 2005.

(3) Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts were as follows:

	March 31, 2006	December 31, 2005
	(unaudited)
	(in thousands)
Cost incurred on uncompleted contracts	$121,310	$109,757
Estimated earnings	36,014	34,419

	157,324	144,176
Less billings to date	146,944	128,516

	$10,380	$15,660

Included in the accompanying balance sheet under the captions(1):
Trade accounts receivable	$35,439	$30,705
Customer advanced billings and payments	(25,059)	(15,045)

	$10,380	$15,660

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	“Trade accounts receivable” and “Customer advanced billings and payments” in this footnote relate only to major contracts as defined in the Critical Accounting Policies in Item 2. of the Management’s Discussion and Analysis of Financial Condition and Results of Operations and therefore will not agree to the balance sheet accounts.

(4) Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets with indefinite lives, including goodwill, on an impairment basis, while intangible assets with a defined term, such as patents, are amortized over the useful life of the asset.

Intangible assets subject to amortization as of March 31, 2006 and December 31, 2005 were:

	As of March 31, 2006		As of December 31, 2005
Type of Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited)
		(in thousands)
Deferred financing fees	$1,112	$797	$1,112	$711
Patents	570	81	195	77
Other	923	140	621	128

Total	$2,605	$1,018	$1,928	$916

An investment in intangible assets increased Patents and Other by $375,000 and $300,000, respectively, as of March 31, 2006. The Company purchased a fifty-percent ownership interest in a joint venture that fabricates a pilotless ignition system for controlling gas-fired heaters used in connection with oil and gas wellhead equipment.

Amortization and interest expense of $104,000 and $157,000 were recognized related to primarily deferred financing fees and other for the three months ended March 31, 2006 and 2005, respectively. The estimated aggregate amortization and interest expense for these assets for each of the following five fiscal years is: 2006—$494,000; 2007—$264,000; 2008—$137,000; 2009—$120,000; and 2010—$115,000. For segment reporting purposes, these intangible assets and the related accumulated amortization expense were allocated to each segment.

Net goodwill of $80.9 million at March 31, 2006 and December 31, 2005, was comprised of $47.4 million, $29.1 million and $4.4 million for the Oil & Water Technologies reporting unit, Gas Technologies reporting unit and Automation & Controls reporting unit, respectively.

In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2005, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the three months ended March 31, 2006, as management noted no indications of goodwill impairment.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Warranty Costs

Estimated future warranty obligations related to products are charged to cost of goods sold in the period in which the related revenue is recognized. A tabular reconciliation of the changes in the Company’s aggregate product warranty liability included in the Company’s Condensed Consolidated Balance Sheets liability account “Accrued expenses and other” for the three months ended March 31, 2006, is set forth below (unaudited, in thousands).

Balance at December 31, 2005	$2,773
Foreign currency translation	15
Payments/charges	(552)
Net accruals	592

Balance at March 31, 2006	$2,828

(6) Closure, Severance and Other

On December 15, 2005 the Board of Directors approved the final phase of restructuring the Company’s UK operations by consolidating the Gloucester, England office into our Camberley, England location. At March 31, 2006 the Company had a liability remaining of $449,000. Also, the Company expects to incur additional costs in the first nine months of 2006 related to the rationalization of office lease expenses associated with vacating the Gloucester site and consolidating facilities into the Camberley location. The cash portion of the charge is estimated at $2.4 million and the non-cash portion is estimated to be $0.3 million related to the impairment of leasehold improvements. These items will be accounted for either as operating expense or a closure, severance and other charge during the first nine months of 2006. In the first quarter of 2006, $199,000 were incurred and the remaining costs are estimated to be $2.5 million.

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2004, the Company recorded severance expense of $1.3 million related to a restructuring plan that included involuntary termination of certain administrative and operating personnel in the UK and Canada. The Company recorded facility closure costs of $69,000 and made cumulative payments of $1.0 million in the first three quarters of 2005 related to this plan. The Company also recorded a gain of $388,000 on the sale of a facility in the UK during the first quarter of 2005. Additionally, the Company took a valuation adjustment charge of approximately $249,000 for the year ended 2005, and a $49,000 valuation adjustment charge for the first quarter ended March 31, 2006 related to this restructuring plan. The Company also reversed approximately $216,000 of previously accrued amounts during 2005. At March 31, 2006, the Company had a liability of approximately $530,000 related to this restructuring plan.

On July 28, 2004, the Company entered into a Separation Agreement with Mr. Nathaniel A. Gregory, then the Company’s CEO, pursuant to which Mr. Gregory stepped down as Chairman of the Board of Directors on that date and agreed to resign from the Company on September 7, 2004. The Company recorded an expense of approximately $2.5 million related to (1) severance payments, (2) continuation of Mr. Gregory’s welfare benefits for a period of 36 months following separation, (3) extending the exercise dates for Mr. Gregory’s outstanding options to 18 months following the separation date (for which the Company recorded approximately $62,000 for stock based employee compensation expense), (4) payment of certain of his attorneys’ fees in connection with the Separation Agreement and (5) reimbursement of certain moving expenses. The Company paid $2.4 million of this amount through December 31, 2005. As of March 31, 2006, the Company had a liability of $30,000 related to the separation agreement.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of closure, severance and other expense:

	For the Three Months Ended March 31,
	2006	2005
	(unaudited)
	(in thousands)
Severance	$50	$42
Leasehold terminations & contract expenses / other	—	—

	$50	$42

A roll forward of the Company’s accrued closure, severance and other costs as of March 31, 2006 and December 31, 2005, follows (unaudited, in thousands):

Balance at December 31, 2005	$2,197
Payments	(308)
Severance accrual, net	50
Other (1)	7

Balance at March 31, 2006	$1,946

(1)	Foreign exchange impact.

The estimated payment of this liability at March 31, 2006 is $1,192,000 in 2006 and $754,000 in 2007.

(7) Income Taxes

NATCO’s effective income tax rate for the three months ended March 31, 2006 was 38.0%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials, losses in foreign subsidiaries, and the change in valuation allowances recorded. There are certain prior tax returns currently under review by taxing authorities. Although we believe we have adequately provided for income taxes, the ultimate outcome may differ from the amounts recorded in our financial statements. Such determinations could materially affect our financial results in that period or such periods for which such determination is made.

(8) Debt

The Company had the following consolidated borrowings as of the date indicated:

	March 31, 2006	December 31, 2005
	(unaudited)
	(in thousands, except percentages)
2004 term loan with variable interest rate (6.875% to 7.125% at March 31, 2006) and quarterly payments of principal ($1,607) and interest, due March 31, 2007	$24,393	$27,393
2004 revolving credit bank loans with variable interest rate and quarterly interest payments, due March 31, 2007	—	—
Revolving credit bank loans (export sales facility) with variable interest rate and monthly interest payments, due March 31, 2007	—	—

Total	$24,393	$27,393
Less current installments	(24,393)	(6,429)

Long-term debt	$—	$20,964

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate future maturities of long-term debt for the next five years ended December 31 are as follows: $6.4 million maturing in 2006 and $18.0 million maturing in 2007.

2004 Term Loan and Revolving Credit Loans

The 2004 term loan and revolving credit facilities mature on March 15, 2007, and refinancing of the outstanding balance is currently under review by the Company. While there can be no assurance that the Company will be able to refinance their facilities, management believes the Company will be able to secure refinancing on or before the maturity date on acceptable terms.

On March 15, 2004, the Company entered into a term loan and revolving facilities agreement, referred to as the 2004 term loan and revolving credit facilities, which provides for a term loan of $45.0 million, a US revolving facility with a borrowing capacity of $20.0 million, a Canadian revolving facility with a borrowing capacity of $5.0 million and a UK revolving facility with a borrowing capacity of $10.0 million. All of the borrowing capacities under the 2004 revolving credit facilities agreement are subject to borrowing base limitations.

The Company incurred $995,000 of deferred loan costs in 2004 related to the 2004 term loan and revolving credit facilities, which will be amortized as interest expense through the term of the 2004 facilities to March 2007. The Company also incurred approximately $115,000 of deferred loan cost primarily during the first quarter of 2005 associated with an amendment to the 2004 term loan and revolving credit facilities. This additional cost was amortized over the term of the amendment which ended June 2005.

The 2004 term loan and revolving credit facilities agreement provides for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility (“EBITDA”), and ranging from, at the Company’s election, (1) a high of the London Interbank Offered Rate (“LIBOR”) plus 2.75% to a low of LIBOR plus 2.00% or (2) a high of a base rate plus 1.75% to a low of a base rate plus 1.00%. The Company will pay commitment fees related to this agreement on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which were calculated at 0.375 at March 31, 2006.

Borrowings of $24.4 million were outstanding under the term loan portion of the 2004 term loan and revolving credit facility at March 31, 2006, which bore interest at an average rate of 7.07%. There were no borrowings outstanding for the revolving credit portion of these facilities at March 31, 2006. The Company prepaid $6.4 million of the 2004 term loan and revolving credit facilities at December 31, 2005 and $1.4 million in the first quarter of 2006. The Company had letters of credit outstanding under the 2004 term loan and revolving credit facilities of $9.4 million at March 31, 2006. Fees related to these letters of credit were approximately 2.00% of the outstanding balance at March 31, 2006. These letters of credit support contract performance and warranties and expire at various dates through February 2008.

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2004 term loan and revolving facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio and impose a minimum net worth requirement. In March 2005, the Company’s lenders approved an amendment of various provisions of the 2004 term loan and revolving facilities effective January 1, 2005. This amendment revised certain restrictive debt covenants, modified certain defined terms and changed the submission of financial statements to the lenders to more closely reflect the current SEC requirements for furnishing financial information. On March 31, 2006, the Company was in compliance with all restrictive debt covenants under its loan agreements.

With respect to the 2004 term loan and revolving credit facilities, NATCO has agreed that it will not make any distributions of any property or cash to the Company or its stockholders except dividends required under the Series B Preferred Stock provisions. Dividends of $375,000 related to the Series B Preferred Stock were accrued during the quarter ended March 31, 2006.

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

Export Sales Facility

On July 23, 2004, the Company and two of its subsidiaries entered into an international revolving credit agreement with Wells Fargo HSBC Trade Bank, N.A. providing for loans of up to $10 million, subject to borrowing base limitations. This working capital facility for export sales is secured by specific project inventory and receivables, as well as certain other inventory, accounts receivable and equipment, and is partially guaranteed by the US Export-Import Bank. Loans under this facility mature on March 31, 2007, and bear interest at either (1) a Base Rate, as defined in the agreement, less 0.25% or (2) LIBOR plus 2.00%, at the Company’s election. This facility replaced a similar export sales credit facility that terminated on July 23, 2004. Letters of credit outstanding under this facility as of March 31, 2006 were $8.1 million. This facility had fees related to letters of credit of approximately 1.00% of the outstanding balance for the period December 31, 2005 to March 31, 2006.

Other

The Company also had unsecured letters of credit and bonds totaling $212,000 and performance guarantees totaling $36.6 million at March 31, 2006.

(9) Postretirement Benefits

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2004, the Financial Accounting Standards Board issued SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This pronouncement requires the Company to determine whether or not the benefit provided under its plan is “actuarially equivalent” to the Medicare prescription drug-benefit. If the benefit provided is actuarially equivalent and this federal subsidy is deemed a significant event, the Company is required to account for the federal subsidy attributable to past services as an actuarial gain under SFAS No. 106 and to reduce the accumulated postretirement benefit obligation.

On December 31, 2005, the Company amended the postretirement benefit plan that included the elimination of prescription drug coverage for post-age 65 participants along with increases in retiree premiums and elimination of dental coverage for one of the groups of retirees of a predecessor company. Under the amended plan, retirees bear additional costs of coverage. SFAS No. 106-2 no longer applies to the Company starting January 1, 2006 due to the Company’s decision at the end of 2005 to eliminate the post-age 65 prescription drug coverage program. Our SFAS No. 106 net periodic cost is reduced in 2006 primarily due to the plan amendments that included the elimination of certain benefits.

The following table summarizes the components of net periodic benefit cost under the Company’s postretirement benefit plans as of March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,
	2006	2005
	(unaudited, in thousands)
Unrecognized prior service cost	$(334)	$(177)
Interest cost	108	210
Unrecognized loss	276	177

Net periodic benefit cost	$50	$210

(10) Litigation

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

(11) Stock-Based Compensation

Stock-Based Compensation information under SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment”(SFAS No. 123R). This amendment requires expensing of stock options and other share-based payments and supercedes SFAS No. 123 which allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard is effective for the Company as of January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 10, 2005, the FASB issued FASB Staff Position No. FAS No. 123 R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company is currently evaluating the alternative methods provided in this Statement and has one year from the date of its initial adoption of SFAS No. 123R to make a one-time election.

Certain of our employees and non-employee directors participate in stock incentive plans that provide for the grants of options to acquire shares of the Company’s common stock and grants of restricted stock and other forms of stock-based compensation. Stock options currently outstanding under these plans have no performance requirements, vest annually over periods up to four years and have a maximum term up to ten years. The Company had 231,575 shares available for future awards under its incentive compensation plans as of March 31, 2006. Under SFAS No. 123R, share based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The requisite service period for stock options and fixed awards are based on the vesting period determined at date of grant. The requisite service period for performance based awards is based on the best estimate of the period upon which the performance criteria will be met. The Company also maintains a restricted stock program wherein the fair market value of the stock awards determined on the date of grant is amortized and ratably charged to income. The program has both fixed and performance based awards. Under SFAS No. 123R, fixed awards are amortized over the vesting period provided in the award from one to three years, while performance awards are amortized over the period the Company expects will be required to meet the performance requirements. The Company adopted the provisions of SFAS No. 123R on January 1, 2006 using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes.

The Company values share-based options by applying the Black-Scholes-Merton single Option—Reduced Term valuation method which was previously used for the Company’s pro forma information required under SFAS No. 123 and SFAS No. 148. This valuation model requires management to make subjective assumptions about the volatility of the Company’s common stock, the expected term of outstanding stock options, the Company’s risk-free interest rate and expected dividend payments during the contractual life of the options.

The following assumptions (annualized percentages) were used to determine the fair value of stock option awards granted during the three months ended March 31, 2006:

Three Months Ended March 31, 2006
(unaudited)
Expected term	6.0 years
Volatility	45.00%
Risk-free interest rate	4.87%
Dividend yield	0.00%

Volatility was evaluated based upon historical data of the Company’s stock price from the New York Stock Exchange from the date of the initial public offering, January 28, 2000 to January 1, 2006.

The risk-free interest rate is based upon observed interest rates associated with U. S. Treasury zero coupon instruments with a term similar to the expected term calculated as discussed below. The company does not anticipate paying any dividends.

The expected term for options is 6 years and is computed using the “Simplified Method” as permitted by SFAS No. 123R. This assumption was based on the Company’s opinion the current robust environment may not necessarily reflect future exercise behavior and that historical data for the previous years approximates this term.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation expense is recognized in the Statement of Operations for the quarter ended March 31, 2006 based on awards ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated at 8.5% and 2.5%, respectively for stock options granted and restricted stock awarded during the quarter ended March 31, 2006 based on the Company’s historical cancellation and forfeiture experience. It was determined that the cumulative effect of compensation cost associated with the estimated forfeitures was immaterial.

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three months ended March 31, 2006 was comprised as follows:

Three Months Ended March 31, 2006
(unaudited, in thousands)
Share-based compensation expense	$613
Less: Tax benefit of share-based compensation expense	(230)

Share-based compensation expense, net of tax	$383

Pro Forma Information under SFAS No. 123 for Periods Prior to Fiscal 2006

Prior to the effective date of SFAS No. 123R, the Company accounted for its employee stock option plans by applying the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 allows entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. If entities applied the provisions of APB Opinion No. 25, pro forma net income and earnings per share disclosures were required for all employee stock option grants made in 1995 and subsequent years, as if the fair value-based method defined in SFAS No. 123 had been applied.

Pro forma disclosures required by SFAS No. 123 for the quarter ended March 31, 2005 were as follows:

Three Months Ended March 31, 2005
(unaudited; in thousands, except per share amounts)
Net income allocable to common stockholders—as reported	$2,500
Add: Restricted stock expense, net of related tax effects	75
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(142)

Pro forma income	$2,433

Earnings per share:
Basic—as reported	$0.16
Basic—pro forma	$0.15
Diluted—as reported	$0.16
Diluted—pro forma	$0.15

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As previously noted the Company utilized the Black-Scholes-Merton valuation method to calculate the pro forma information presented above. The following table summarizes assumptions used to determine pro forma compensation expense under SFAS No. 123 as of March 31, 2005:

Volatility	34%
Risk-free interest rate	1.49% – 6.52%
Dividend yield	0.0%
Expected Term	3.5 – 7 years

Reconciliation

A tabular reconciliation of the changes in stock option incentive plans for the three months ended March 31, 2006 is set forth below (unaudited).

	Stock Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2005	1,066,789	$9.17
Granted	25,000	$21.80
Exercised	(66,186)	$8.07		$1,184
Canceled	(1,074)	$11.43

Balance at March 31, 2006	1,024,529	$9.55	6.05	$17,984
Vested	718,182	$9.05	4.93	$12,966
Unvested	306,347	$10.72	8.66	$5,018

The weighted average grant date fair value of share options granted during the quarter ended March 31, 2006 was $10.93. There were no share options granted during the three months ended March 31, 2005. The total intrinsic value of share options exercised during the three months ended March 31, 2006 and 2005 were $1.2 million and $0.6 million, respectively. As of March 31, 2006 there were $1.1 million of unrecognized compensation costs related to stock options granted. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Cash received from stock option exercise for the quarter ended March 31, 2006 was $534,000, while the tax benefit realized was $400,000 for the same period.

A tabular reconciliation of the changes in restricted stock for the three months ended March 31, 2006 is set forth below (unaudited).

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	238,071	$10.29
Granted	15,000	21.80
Vested	—	—
Canceled	—	—

Nonvested at March 31, 2006	253,071	$10.98

As of March 31, 2006 there were $1.5 million of total unrecognized compensation costs related to restricted stock arrangements. That cost is expected to be recognized over a weighted-average period of 1.61 years. There

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were no restricted shares that had their restrictions lapsed during the three months ended March 31, 2006 and 2005. During the three months ended March 31, 2005, there were 100,000 restricted stock granted at a weighted average grant date fair value of $8.825.

The Company currently has no treasury stock. The Company may elect to issue new shares or treasury shares, if any, under its long-term incentive compensation plans.

(12) Warrants

On March 25, 2003, the Company issued 15,000 shares of Series B Convertible Preferred Stock and warrants to purchase 248,800 shares of NATCO’s common stock to a private investment fund. The warrants had an exercise price of $10.00 per share of common stock and were to expire on March 25, 2006. The Company had the ability to force the exercise of the warrants if NATCO’s common stock traded above $13.50 per share for 30 consecutive trading days, at which point the holder could elect to (1) exercise the warrants in full, (2) exercise for the net amount of shares issuable after deduction of the exercise price from the current market price of the shares on the date preceding the exercise date or (3) not to exercise the warrants, resulting in their termination. The warrants contained a provision whereby the holder could require the Company to make a net-cash settlement for the warrants in the case of a change in control. The warrants were deemed to be derivative instruments and, therefore, the warrants were recorded at fair value as of the issuance date. Fair value, as agreed with the counter-party to the agreement, was calculated by applying a pricing model that included subjective assumptions for stock volatility, expected term that the warrants would be outstanding, a dividend rate of zero and an overall liquidity factor. The Company recorded the resulting liability of $99,000 as of the issuance date.

On August 26, 2005, the investment fund exercised the warrants pursuant to the cashless exercise provision contained in the warrant instrument, resulting in no cash payment to the Company. The number of shares of common stock issued to the investment fund was calculated based on the average of the closing price of the Company’s shares on the New York Stock Exchange for the ten trading-day period ending on the day prior to the exercise. The average price was $17.933, resulting in the issuance of 110,061 shares of common stock in exchange for the warrants.

As of December 31, 2004, the Company had a liability related to the warrants of $196,000. The Company adjusted this liability to fair value from the date of issuance through the date of exercise and recorded an expense of $204,000 for the quarter ended March 31, 2005.

(13) Earnings per Share

Per SFAS No. 128 “Earnings per Share,” the Company computed basic earnings per share by dividing net income allocable to common stockholders by the weighted average number of shares outstanding for the period. Net income allocable to common stockholders at March 31, 2006 represented net income less preferred stock dividends accrued. The Company determined diluted earnings per common and potential common share at March 31, 2006 as net income allocable to common stockholders divided by the weighted average number of shares outstanding for the period, after applying the “if-converted” method to determine any incremental shares associated with convertible preferred stock and restricted stock outstanding. As of January 1, 2006, the Company adopted SFAS No. 123R and computed incremental shares according to SFAS No. 123R requirements. The assumed proceeds used in “Treasury Method” include the windfall tax benefit related to unrecognized compensation expense. For the purpose of weighted average shares calculation, the performance condition of some restricted stock has been taken in consideration. If anti-dilutive common shares were included for the quarter ended March 31, 2006, the impact would have been a reduction of approximately 4,500 shares. At March 31, 2006, the Company included 1.9 million shares issuable upon conversion of the Series B Preferred Shares, as the inclusion of these shares was dilutive at the level of income in the first quarter of 2006.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of basic and diluted earnings per common and potential common share for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Income	Weighted Average Shares Outstanding	Per-Share Amount	Income	Weighted Average Shares Outstanding	Per-Share Amount
	(unaudited; in thousands, except per share amounts)
Net income	$7,859			$2,875
Less: Convertible preferred stock dividends accrued	(375)			(375)

Basic EPS:
Income allocable to common stockholders	$7,484	16,663	$0.45	$2,500	15,816	$0.16

Effect of dilutive securities:
Warrants	—	—		—	16
Stock options	—	386		—	179
Restricted stock	—	75		—	31
Convertible preferred stock	—	1,922		—	—

Diluted EPS:
Plus: Preferred stock dividends accrued	375			—
Income allocable to common stockholders	$7,859	19,046	$0.41	$2,500	16,042	$0.16

(14) Industry Segments and Geographic Information

NATCO’s operating segments are Oil & Water Technologies, Gas Technologies and Automation & Controls.

•	The Oil & Water Technologies segment includes both standard and traditional oil and gas separation and dehydration equipment sales and related services and built-to-order systems focused primarily on oil and water production and processing.

•	The Gas Technologies segment includes our CO2 membrane business, the assets and operating relationship related to our gas processing facilities in West Texas, H2S removal technologies including Shell Paques™ and other built-to-order gas-related technologies that focus on removing contaminants from the gas stream.

•	The Automation & Controls segment focuses on sales of new control panels and systems which monitor and control oil and gas production, as well as field service activities including repair, maintenance, testing and inspection services for existing systems.

NATCO allocates corporate and other expenses to each of the business segments. This allocation is based on headcount, total assets, revenues and bookings. Corporate assets are allocated to the segments based on the total assets of the segment. The accounting policies of the reportable segments were consistent with the policies used to prepare the Company’s condensed consolidated financial statements for the respective periods presented. The Company evaluates the performance of its operating segments based on total segment profit, which is defined as net income before net interest expense, income taxes, depreciation and amortization expense, closure, severance and other, and other, net.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

	Oil & Water Technologies	Gas Technologies	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)
Three Months Ended March 31, 2006
Revenues from unaffiliated customers	$85,033	$12,702	$20,032	$—	$117,767
Inter-segment revenues	$37	$—	$840	$(877)	$—
Segment profit	$5,631	$6,071	$2,712	$—	$14,414
Total assets	$213,233	$54,287	$32,107	$—	$299,627
Capital expenditures	$836	$2	$124	$—	$962
Depreciation and amortization	$806	$548	$91	$—	$1,445

Three Months Ended March 31, 2005
Revenues from unaffiliated customers	$66,714	$7,897	$14,045	$—	$88,656
Inter-segment revenues	$291	$—	$1,107	$(1,398)	$—
Segment profit	$1,430	$4,065	$1,600	$—	$7,095
Total assets	$187,656	$42,497	$23,231	$—	$253,384
Capital expenditures	$698	$6	$176	$—	$880
Depreciation and amortization	$685	$551	$87	$—	$1,323

The following table reconciles total segment profit to net income as set forth below:

	Three Months Ended March 31,
	2006	2005
	(unaudited, in thousands)
Total segment profit	$14,414	$7,095
Net interest expense	640	963
Depreciation and amortization	1,445	1,323
Closure, severance and other	50	42
Interest cost on postretirement benefit liability	50	210
Other, net	(447)	(80)

Net income before income taxes	12,676	4,637
Income tax provision	4,817	1,762

Net income	$7,859	$2,875

The following table provides further information on revenues by product line within the Oil & Water Technologies segment for the three months ended March 31, 2006 and 2005.

	For the Three Months Ended March 31,
	2006	2005
	(unaudited, in thousands)
Traditional/standard/used equipment	$55,746	$51,277
Built-to-order	29,569	16,152
Eliminations	(245)	(424)

Total Oil & Water Technologies segment revenue	$85,070	$67,005

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s geographic data related to total assets for continuing operations for the three and twelve months ended March 31, 2006 and December 31, 2005, respectively, were as follows:

	United States	Canada	United Kingdom	Other	Consolidated
	(unaudited, in thousands)
March 31, 2006
Total assets	$175,278	$31,787	$85,714	$6,848	$299,627
December 31, 2005
Total assets	$162,643	$30,685	$82,799	$7,616	$283,743

(15) Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this pronouncement on June 15, 2005, with no material impact on its consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which amends APB Opinion No. 29. The guidance in APB 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS No. 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. This statement became effective on June 15, 2005. The Company adopted the standard as of the effective date with no material impact on its consolidated results of operations, financial position or cash flows.

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In June 2005, the FASB issued a FASB Staff Position No. 143-1 (“FSP 143-1”), Accounting for Electronic Equipment Waste Obligations, which provides guidance under SFAS No. 143 with respect to European operations that have been adopted by the European Union. FSP 143-1 requires a commercial user to incur costs associated with the retirement of historical electrical equipment waste. FSP 143-1 became effective the later of June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. Adoption of FSP 143-1 by the Company’s UK operations did not have a material effect on its consolidated results of operations, financial position or cash flows.

In September 2005, the FASB’s Emerging Issues Task Force (EITF) issued EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”. This pronouncement provides additional accounting guidance for situations involving inventory exchanges between parties to that contained in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and SFAS No. 153, “Exchanges of Nonmonetary Assets”. The standard is effective for new arrangements entered into in reporting periods beginning after March 15, 2006, and to all inventory transactions that are completed after December 15, 2006 for arrangements entered into prior to March 15, 2006. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial position or cash flows and will adopt it on or before the effective date.

In September 2005, The SEC staff revised EITF No. D-98, “Classification and Measurement of Redeemable Securities” primarily to provide guidance on (1) the earnings per share treatment of redeemable common stock and (2) the application of EITF No. D-98 to share-based payment arrangements with employees. The guidance on the earnings per share treatment of redeemable common stock in EITF No. D-98 to share-based payment arrangements with employees is effective in the first fiscal period beginning after September 15, 2005. The Company adopted EITF No. D-98 as of the effective date as it relates to the earnings per share treatment of redeemable common stock and has applied the application to share-based payment arrangements with employees concurrently with the adoption of SFAS No. 123R.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial position or cash flows and will adopt it on or before the effective date.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial position or cash flows and will adopt it on or before the effective date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this document include, but are not limited to, discussions regarding indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company’s results of operations (see “—Industry and Business Environment”), future uses of and requirements for financial resources (see “—Liquidity and Capital Resources”), and bookings and backlog levels in 2006 (see “—Liquidity and Capital Resources”). Our expectations about our business outlook, customer spending, oil and gas prices, our business environment and that of the industry in general are only our expectations regarding these matters. Actual results may differ materially from those expressed in the forward-looking statements for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, policies of OPEC, conflict involving the United States or in major petroleum producing or consuming regions, acts of terrorism, the development of technology that could lower overall finding and development costs, weather patterns, the overall condition of capital and equity markets for countries in which we operate and the final resolution of the matters addressed in the outstanding Securities and Exchange Commission comment letter discussed below under “—Other Matters.”

Overview

Our organization has three operating segments: Oil & Water Technologies, Gas Technologies and Automation & Controls.

•	The Oil & Water Technologies segment includes both standard and traditional oil and gas separation and dehydration equipment sales and related services and built-to-order systems focused primarily on oil and water production and processing.

•	The Gas Technologies segment includes our CO2 membrane business, the assets and operating relationship related to our gas processing facilities in West Texas, H2S removal technologies including Shell Paques™ and other built-to-order gas-related technologies that focus on removing contaminants from the gas stream.

•	The Automation & Controls segment focuses on sales of new control panels and systems which monitor and control oil and gas production, as well as field service activities including repair, maintenance, testing and inspection services for existing systems.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make certain estimates and assumptions that affect the results reported in our condensed consolidated financial statements and accompanying notes. These estimates and assumptions are based on historical experience and on our future expectations that we believe to be reasonable under the circumstances. Note 2 to the consolidated financial statements filed in our Annual Report on Form 10-K for the year ended December 31, 2005, contains a summary of our significant accounting policies. We believe the following accounting policies are the most critical in the preparation of our condensed consolidated financial statements:

Revenue Recognition: Percentage of Completion Method. We recognize revenues and related costs when products are shipped or services are rendered for (1) time and materials and service contracts, (2) manufactured goods produced in standard manufacturing operations and sold in the ordinary course of business through regular marketing channels and (3) certain customized manufactured goods that are smaller jobs with less customization, making them similar to such standard manufactured goods (that is, contracts valued at $250,000 or less having contract durations of four months or less). We recognize revenues using the percentage of completion method on contracts greater than $250,000 and having contract durations in excess of four months that represent customized, engineered orders of our products and qualify for such treatment in accordance with the requirements of AICPA Statement of Position 81-1, “Accounting for Performance of Certain Production-Type Contracts” (SOP 81-1). In addition, we use the percentage of completion method on all Automation & Controls segment equipment fabrication and sales projects that qualify for such treatment in accordance with the requirements of SOP 81-1. The Automation & Controls segment sells customized products fabricated to order pursuant to a large number of smaller contracts with durations of two to three months, with occasional large systems projects of longer duration. The segment does not produce standard units or maintain an inventory of products for sale. Due to the nature of the segment’s equipment fabrication and sales operations, and the potential for wide variations in our results of operations that could occur from applying the as shipped methodology to smaller contracts for these customized, fabricated goods, this segment recognizes revenues, regardless of contract value or duration, applying the percentage of completion method. For the three months ended March 31, 2006, approximately 50.9% of total Company revenues were recorded on an as shipped or as performed basis and approximately 49.1% were recorded using the percentage of completion method.

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

Estimates are subjective in nature and it is possible that we could have used different estimates of total contract costs in our calculation of revenue recognized using the percentage of completion method. For the three months ended March 31, 2006, the Company had $52.0 million in revenues attributable to open percentage completion projects having an aggregate gross margin of 23%. If we had used a different estimate of total contract costs for each contract in progress at March 31, 2006, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased each of total revenue and pre-tax income for the three months ended March 31, 2006, by approximately $676,000. At March 31, 2006, the Company had six contracts in an aggregate loss position, with an estimated total loss of $251,000.

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

Net goodwill of $80.9 million at March 31, 2006 and December 31, 2005, was comprised of $47.4 million, $29.1 million and $4.4 million for the Oil & Water Technologies reporting unit, Gas Technologies reporting unit and Automation & Controls reporting unit, respectively.

In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2005, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the quarter ended March 31, 2006, as management noted no indications of goodwill impairment.

Deferred Income Tax Assets: Valuation Allowance. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires us to provide a valuation allowance for any deferred income tax assets we believe may not be utilized through future operations. Deferred income tax assets, not requiring valuation allowances largely relates to US post-retirement obligations, accrued liabilities and reserves that have not been deducted for tax purposes, and the carryforward of foreign tax credits. Based upon the level of historical taxable income and projected future taxable income over the periods to which our deferred tax assets are deductible in the US and Canadian tax jurisdictions, we believe it is more likely than not we will realize the benefits of these deductible differences and carry forwards. However, the amount of the deferred tax asset considered realizable could change if future taxable income differs from our projections in the US and Canadian tax jurisdictions. In all other foreign tax jurisdictions, we are currently not considering projections of future taxable income to determine the realizability of our deductible differences and carryforwards. As of March 31, 2006, we have a valuation allowance of $1.3 million related to our UK operations, and another $127,000 related to other foreign operations.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this pronouncement on June 15, 2005, with no material impact on its consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which amends APB Opinion No. 29. The guidance in APB No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS No. 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. This statement became effective on June 15, 2005. The Company adopted the standard as of the effective date with no material impact on our consolidated results of operations, financial position or cash flows.

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

In September 2005, the FASB’s Emerging Issues Task Force (EITF) issued EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” This pronouncement provides additional accounting guidance for situations involving inventory exchanges between parties to that contained in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and SFAS No. 153, “Exchanges of Nonmonetary Assets.” The standard is effective for new arrangements entered into in reporting periods beginning after March 15, 2006, and to all inventory transactions that are completed after December 15, 2006 for arrangements entered into prior to March 15, 2006. The Company is in the process of evaluating the impact, if any, of this standard on our consolidated results of operations, financial position or cash flows and will adopt it on or before the effective date.

In September 2005, The SEC staff revised EITF No. D-98, “Classification and Measurement of Redeemable Securities” primarily to provide guidance on (1) the earnings per share treatment of redeemable common stock and (2) the application of EITF No. D-98 to share-based payment arrangements with employees. The guidance on the earnings per share treatment of redeemable common stock in EITF No. D-98 to share-based payment arrangements with employees is effective in the first fiscal period beginning after September 15, 2005. The

Company adopted EITF No. D-98 as of the effective date as it relates to the earnings per share treatment of redeemable common stock and has applied the application to share-based payment arrangements with employees concurrently with the adoption of SFAS No. 123R, Share-Based Payment.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company is in the process of evaluating the impact, if any, of this standard on our consolidated results of operations, financial position or cash flows and will adopt it on or before the effective date.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is in the process of evaluating the impact, if any, of this standard on our consolidated results of operations, financial position or cash flows and will adopt it on or before the effective date.

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

Changes in commodity prices have impacted our business over the past several years. The following table summarizes the price of domestic crude oil per barrel and the wellhead price of natural gas per thousand cubic feet (“mcf”), as published by the US Department of Energy, and the number of rotary drilling rigs in operation, as published by Baker Hughes Incorporated, for the three months ended March 31, 2006 and 2005, as well as averages for the years ended December 31, 2005 and 2004:

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2006	2005	2005	2004
Average price of crude oil per barrel in the U.S.	$63.32	$49.78	$56.54	$41.47
Average price of Brent crude oil per barrel	$61.80	$47.77	$54.47	$38.26
Average wellhead price of natural gas per mcf in the U.S.	$7.49	$5.70	$7.52	$5.50
Average U.S. rig count	1,519	1,279	1,380	1,190
Average International rig count (excludes North America)(1)	896	815	850	781

(1)	The Iran and Sudan rig counts were discontinued from the Baker Hughes publication beginning January 2006. For comparative purposes, the 2005 and 2004 rig count numbers presented above exclude Iran and Sudan.

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005 (unaudited)

Consolidated

	Three Months Ended March 31,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentage change)
Revenue(1)	$117,767	$88,656	$29,111	33%
Cost of goods sold and services(1)	86,359	67,371	18,988	28%

Gross profit	$31,408	$21,285	$10,123	48%
Gross margin	27%	24%	3%	13%

(1)	The table above includes elimination amounts for both revenues and cost of goods sold and services of $877,000 and $1.4 million for the three months ended March 31, 2006 and 2005, respectively.

Revenues. Revenues of $117.8 million for the three months ended March 31, 2006 increased $29.1 million, or 33%, from $88.7 million for the three months ended March 31, 2005.

Gross Profit. Gross profit for the three months ended March 31, 2006 increased $10.1 million, or 48%, to $31.4 million, compared to $21.3 million for the three months ended March 31, 2005. As a percentage of revenue, gross profit was 27% and 24% for the quarters ended March 31, 2006 and March 31, 2005, respectively.

Oil & Water Technologies Segment

	Three Months Ended March 31,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentage change)
Revenue	$85,070	$67,005	$18,065	27%
Cost of goods sold and services	65,850	54,160	11,690	22%

Gross profit	$19,220	$12,845	$6,375	50%
Gross margin	23%	19%	4%	21%

Oil & Water Technologies segment revenues increased $18.1 million, or 27%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Approximately $14.3 million of this revenue increase was due to escalating activity, improved cost management, and improved job execution in built-to-order projects both domestically and internationally. Approximately $3.6 million increase was due to continued strength in sales of our traditional and standard equipment and services. Inter-segment revenues for this business segment were $37,000 for the three months ended March 31, 2006, compared to $291,000 for the three months ended March 31, 2005.

Gross profit for the Oil & Water Technologies segment increased $6.4 million, or 50%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Approximately $4.3 million of this margin increase was due to escalating activity in built-to-order projects both domestically and internationally and approximately $2.1 million increase was due to our continued strength in sales of our traditional and standard equipment and services. As a percentage of revenue, gross margins were 23% and 19% for the three month periods ended March 31, 2006 and 2005, respectively.

Gas Technologies Segment

	Three Months Ended March 31,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentage change)
Revenue	$12,702	$7,897	$4,805	61%
Cost of goods sold and services	5,106	2,780	2,326	84%

Gross profit	$7,596	$5,117	$2,479	48%
Gross margin	60%	65%	(5)%	(8)%

Revenues of $12.7 million for the three months ended March 31, 2006 for the Gas Technologies segment increased $4.8 million, or 61%, compared to $7.9 million for the three months ended March 31, 2005. This increase was due to higher built-to-order project activity of $3.5 million and additional gas membrane replacement sales of $1.3 million and increased throughput from our gas processing facilities in West Texas. There were no inter-segment revenues for this business segment for the three months ended March 31, 2006 and 2005.

Gross profit for the Gas Technologies segment for the three months ended March 31, 2006 increased $2.5 million, or 48%, compared to the three months ended March 31, 2005. This increase was due to higher built-to-order project activity of $1.1 million as well as increased gas membrane replacement activity with increased throughput from our gas processing facilities in West Texas of $1.2 million. Gross margin as a percentage of revenues for Gas Technologies was 60% and 65% for the three-month periods ended March 31, 2006 and 2005, respectively.

Automation & Controls Segment

	Three Months Ended March 31,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentage change)
Revenue	$20,872	$15,152	$5,720	38%
Cost of goods sold and services	16,280	11,829	4,451	38%

Gross profit	$4,592	$3,323	$1,269	38%
Gross margin	22%	22%	0%	0%

Revenues for the Automation & Controls segment of $20.9 million increased $5.7 million, or 38%, for the three months ended March 31, 2006, compared to $15.2 million for the three months ended March 31, 2005. This increase was primarily due to continued Gulf of Mexico field services work related to the effect of hurricanes Katrina and Rita of approximately $2.5 million and packaged automation product sales contributing approximately $3.2 million. Inter-segment revenues for this business segment were $840,000 for the three months ended March 31, 2006, compared to $1.1 million for the three months ended March 31, 2005.

Gross profit for the Automation & Controls segment increased $1.3 million, or 38%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase was primarily due to the increased revenue. Gross margin as a percentage of revenue was 22% and 22% for the three months ended March 31, 2006 and 2005, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense of $17.0 million for the three months ended March 31, 2006, increased $2.8 million, or 20%, compared to the three months ended March 31, 2005. This increase was primarily due to higher support expenses related to increased business activity especially in West Africa and the North American sales branches of approximately $1.2 million along with higher performance-based compensation expense of $443,000 related to the increased income results and $440,000 due to recognition of stock compensation expense resulting from the adoption of SFAS No. 123R. Additionally, there was a gain on the sale of a facility of approximately $388,000 in the first quarter of 2005.

Overall headcount increased from 1,675 employees at March 31, 2005 to 1,834 employees at March 31, 2006.

Depreciation and Amortization Expense. Depreciation and amortization expense of $1.4 million for the three months ended March 31, 2006, increased $122,000, or 9%, compared to the three months ended March 31, 2005.

Closure, severance and other. Closure, severance and other expenses of $50,000 for the three months ended March 31, 2006 represented a valuation adjustment charge related to severance expense associated with a former employee from a restructuring plan that was recorded in the fourth quarter of 2004. Closure, severance and other expenses of $42,000 for the three months ended March 31, 2005 represented closure costs.

Interest expense. Interest expense of $703,000 for the three months ended March 31, 2006 decreased by $312,000, or 31%, compared to the three months ended March 31, 2005 due to reductions in outstanding borrowings partially offset by an increase in base interest rates.

Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement liability of $50,000 for the three months ended March 31, 2006 decreased $160,000, or 76%, compared to the three months ended March 31, 2005, primarily due to plan amendments that included the elimination of certain benefits.

Interest Income. Interest income of $63,000 for the three months ended March 31, 2006 increased $11,000, or 21%, compared to the three months ended March 31, 2005.

Other, net. Other, net was a net gain of $447,000 for the three months ended March 31, 2006, related primarily to net realized and unrealized foreign exchange transaction gains in our UK operations of $470,000 partially offset by foreign exchange transaction losses in our Canadian operations. Other, net was a net gain of $80,000 for the three months ended March 31, 2005 related primarily to net realized and unrealized foreign currency exchange transaction gains, partially offset by $204,000 of expense related to the change in valuation of the outstanding warrants to purchase our common stock.

Provision for Income Taxes. Income tax expense for the three months ended March 31, 2006 was $4.8 million compared to $1.8 million for the three months ended March 31, 2005. The change in tax expense was primarily attributable to an increase in pre-tax income to $12.7 million for the three months ended March 31, 2006 from pre-tax income of $4.6 million for the three months ended March 31, 2005. The effective tax rate was 38.0% for the three-month periods ended March 31, 2006 and 2005.

Liquidity and Capital Resources

Financial Condition and Liquidity

The following table summarizes our financial position as of March 31, 2006 and December 31, 2005.

	March 31, 2006 Amount	December 31, 2005 Amount
	(unaudited)
	(in thousands)
Working capital	$37,109	$49,147
Property, plant and equipment, net	32,851	33,263
Goodwill, net	80,882	80,891
Other noncurrent assets	4,991	4,350

Total	$155,833	$167,651

Long-term debt	$—	$20,964
Other long-term liabilities	10,366	10,297
Series B Convertible Preferred Stock	14,222	14,222
Stockholders’ equity	131,245	122,168

Total	$155,833	$167,651

As of March 31, 2006, we had cash and other working capital of $13.6 million and $23.5 million, respectively, compared to $9.2 million and $39.9 million at December 31, 2005, respectively. The decrease in working capital from December 31, 2005 to March 31, 2006 is primarily due to our 2004 term loan and revolving facilities agreement being classified on our balance sheet as a current liability at March 31, 2006, customer advances, income taxes payable, and accrued expenses and other, partially offset by cash, and changes in trade receivables, inventories, and trade accounts payable largely from increased business activity.

The 2004 term loan and revolving credit facilities mature on March 15, 2007, and refinancing of the outstanding balance is currently under review by the Company. While there can be no assurance that the Company will be able to refinance their facilities, management believes the Company will be able to secure refinancing on or before the maturity date on acceptable terms. We intend to consider and, if feasible, to make strategic acquisitions of other companies, assets and product lines that complement our existing businesses. We cannot assure we will be able to successfully identify suitable acquisition opportunities, complete any particular acquisition or be able to finance a transaction.

Cash Flow

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
	(Unaudited)
Net cash provided by (used in):
Operating activities	$7,383	$1,074
Investing activities	(1,328)	82
Financing activities	(1,685)	(2,087)
Effect of exchange rate changes on cash and cash equivalents	34	25

Net increase (decrease) in cash	$4,404	$(906)

Net cash provided by operating activities for the three months ended March 31, 2006 was $7.4 million compared to $1.1 million for the three months ended March 31, 2005. The increase in net cash provided by operating activities in 2006, compared to 2005 is largely due to the significant increase in net income quarter over quarter as adjusted for non-cash items offset by an increase in working capital including trade receivables.

Trade receivables will fluctuate depending on business levels, invoice terms, timing of collections and, for large projects particularly, achieving contractual milestones that permit invoicing for interim payments.

Net cash used in investing activities for the three months ended March 31, 2006 was $1.3 million compared to net cash provided by investing activities of $82,000 for the three months ended March 31, 2005. The primary use of funds for the three months ended March 31, 2006 was for capital expenditures of $962,000 and investment in other long-term intangible assets of $375,000. The primary use of funds for the three months ended March 31, 2005 was for capital expenditures of $880,000, offset by $962,000 in proceeds from the sale of certain operating assets.

Net cash used in financing activities for the three months ended March 31, 2006 and 2005 was $1.7 million use and $2.1 million use, respectively. The primary use of cash for the three months ended March 31, 2006 was repayment of debt under revolving lines of credit and long-term debt totaling $3.0 million. Sources of cash for the three months ended March 31, 2006 were proceeds from the issuance of common stock related to stock option exercises of $534,000, tax benefit of stock options exercised of $327,000 and an increase in bank overdrafts of $454,000. The primary use of funds for financing activities for the three months ended March 31, 2005 was long-term repayments of $1.6 million and a reduction of bank overdrafts of $2.8 million partially offset by $1.6 million in cash received from the issuance of common stock related to stock options exercised and borrowings of long-term debt of $889,000.

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

The 2004 term loan and revolving credit facilities mature on March 15, 2007, and refinancing of the outstanding balance is currently under review by the Company. While there can be no assurance that the Company will be able to refinance their facilities, management believes the Company will be able to secure refinancing on or before the maturity date on acceptable terms.

Beginning in June 2004, the 2004 term loan and revolving credit facilities require quarterly payments of $1.6 million. We borrowed funds under the 2004 term loan and revolving credit facilities to retire debt outstanding under the 2001 term loan and revolving credit facilities as of March 15, 2004.

For the quarter ended March 31 2006, we prepaid $1.4 million of the 2004 term loan and revolving credit facilities. In 2005, we prepaid $6.4 million of the 2004 term loan and revolving credit facilities. Additionally, we prepaid $1.1 million, representing the remaining balance, on the long-term promissory note on our manufacturing facility in Magnolia, Texas.

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

We had borrowings of $24.4 million outstanding under the term loan portion of the 2004 facility at March 31, 2006, which bore interest at 6.875% to 7.125%. There were no borrowings outstanding for the revolving credit portion of the 2004 term loan and revolving credit facilities at March 31, 2006. We had letters of credit outstanding under the 2004 revolving credit facilities of $9.4 million at March 31, 2006. Availability under our 2004 revolving credit facilities is reduced by the amount of our outstanding letters of credit and loans. Fees related to these letters of credit at March 31, 2006 were approximately 2.00% of the outstanding balance. These letters of credit support contract performance and warranties and expire at various dates through February 2008.

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

The 2004 term loan and revolving credit facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio and a minimum net worth requirement. We were in compliance with all restrictive debt covenants in our loan agreements as of March 31, 2006. In March 2005, the Company’s lenders approved the amendment of various provisions of the 2004 term loan and revolving facilities effective January 1, 2005. This amendment revised certain restrictive debt covenants for a two quarter period, modified certain defined terms and changes the submission of financial statements to the lenders to more closely reflect the SEC requirements for furnishing financial information.

On July 23, 2004, the Company and two of its subsidiaries entered into an international revolving credit facilities with Wells Fargo HSBC Trade Bank, N.A. providing for letters of credit and loans of up to $10 million, subject to borrowing base limitations. This working capital facility for export sales is secured by specific project inventory and receivables, as well as certain other inventory, accounts receivable and equipment, and is partially guaranteed by the US Export-Import Bank. Loans under this facility mature on March 31, 2007, and bear interest at either (1) a Base Rate, as defined in the agreement, less 0.25% or (2) LIBOR plus 2.00%, at the Company’s election. This facility replaced a similar export sales credit facility that terminated on July 23, 2004. Letters of credit outstanding under this facility as of March 31, 2006 were $8.1 million. This facility had fees related to letters of credit of approximately 1.00% of the outstanding balance for the period January 1, 2006 to March 31, 2006. In addition, we had unsecured letters of credit and bonds totaling $212,000 at March 31, 2006.

At March 31, 2006, available borrowing capacity under the 2004 term loan and revolving credit agreement and the export sales credit agreement were $23.4 million and $1.8 million, respectively. Although no assurances can be given, we believe that our operating cash flow, supported by our borrowing capacity, will be adequate to fund operations for at least the next twelve months. Should we decide to pursue acquisition opportunities, the determination of our ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

Preferred Shares

On March 25, 2003, we issued 15,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Shares”), and warrants to purchase 248,800 shares of our common stock, to a private investment fund, for an aggregate price of $15.0 million. Approximately $99,000 of the aggregate purchase price was allocated to the warrants. Proceeds from the issuance of these securities, net of related issuance costs of $679,000, were used to reduce our outstanding revolving debt balances and for other general corporate purposes.

Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder, into (1) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares) at March 31, 2006, and (2) a cash payment equal to the amount of dividends on such share that have accrued since the prior semi-annual dividend payment date. As of March 31, 2006, we had accrued dividends payable of $375,000 related to the Series B Preferred Shares.

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

Warrants

The warrants issued to the private investment fund had an exercise price of $10.00 per share of common stock and were to expire on March 25, 2006. The Company adjusted this liability to fair value from the date of issuance through the date of exercise and recorded an expense of $1.8 million for the year ended December 31, 2005.

On August 26, 2005, the investment fund exercised in full warrants to purchase Company common stock pursuant to a cashless exercise provision contained in the warrant instrument, which resulted in no cash payment to the Company. The final number of shares of common stock issued to the investment fund was calculated based on the average of the closing price of the Company’s shares on the New York Stock Exchange for the ten trading-day period ending on the day prior to the exercise. The average price was $17.933, resulting in the issuance of 110,061 shares of common stock in exchange for the warrants.

Bookings and Backlog

The Company’s bookings for the three months ended March 31, 2006 and 2005 were:

	Three Months Ended March 31,
	2006	2005
	(unaudited, in thousands)
Bookings:
Oil & Water Technologies	$112,816	$78,080
Gas Technologies	20,536	11,534
Automation & Controls	20,994	14,144

Total bookings	$154,346	$103,758

Our bookings were $154.3 million compared to $103.8 million for the three months ended March 31, 2006 and 2005, respectively. Bookings increased $34.7 million in the Oil & Water Technologies segment, $9.0 million in the Gas Technologies segment and $6.9 million in the Automation & Controls segment for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, the Company did not have significant concentrations of bookings in countries outside the US.

The Company’s backlog as of March 31, 2006 and 2005 were:

	As of March 31,
	2006	2005
	(unaudited, in thousands)
Backlog:
Oil & Water Technologies	$177,555	$84,022
Gas Technologies	18,260	5,668
Automation & Controls	11,788	2,987

Total backlog	$207,603	$92,677

Our sales backlog at March 31, 2006 was $207.6 million, compared to $92.7 million at March 31, 2005. Backlog increased $93.5 million in the Oil & Water Technologies segment, $12.6 million in the Gas Technologies segment and $8.8 million in the Automation & Controls segment year over year.

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

Our financial instruments are subject to changes in interest rates, including our revolving credit and term loan facilities and our working capital facility for export sales. At March 31, 2006, we had borrowings of $24.4 million outstanding under the term loan portion of the 2004 term loan and revolving credit facilities, at interest rates of 6.875% and 7.125%. No borrowings were outstanding under the revolving credit portion of these facilities at March 31, 2006. Borrowings under the long-term arrangement secured by our Magnolia manufacturing facility were paid in full in the third quarter of 2005.

Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. Assuming our current level of borrowings, a 100 basis point increase in interest rates under our variable interest rate facilities would decrease our current quarter net income and our cash flow from operations by $61,000. In the event of an adverse change in interest rates, we could take action to mitigate our exposure. However, due to the uncertainty of actions that could be taken and the possible effects, this calculation assumes no such actions. Furthermore, this calculation does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

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

As of March 31, 2006, we carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 6. Exhibits

Exhibit No.	Description

4.1	Registration Rights Agreement dated as of November 18, 1998 among the Company, Capricorn Investors, L.P. and Capricorn Investors II, L.P. (incorporated by reference to Exhibit 4.3 of the Company’s registration statement on Form S-1 (Registration No. 333-48851)).

31.1	Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATCO GROUP INC.

Date: May 9, 2006	By:	/s/ JOHN U. CLARKE
John U. Clarke Chairman of the Board and Chief Executive Officer

Date: May 9, 2006	By:	/s/ RICHARD W. FITZGERALD
Richard W. FitzGerald Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Registration Rights Agreement dated as of November 18, 1998 among the Company, Capricorn Investors, L.P. and Capricorn Investors II, L.P. (incorporated by reference to Exhibit 4.3 of the Company’s registration statement on Form S-1 (Registration No. 333-48851)).

31.1	—Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 U.S.C. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 U.S.C. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002