Form 10-Q
period 2006-06-30
NATCO GROUP INC
filed 2006-08-09
CIK 1057693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, the issuer had outstanding 17,240,465 shares of common stock, par value $0.01 per share.

NATCO GROUP INC.

FORM 10-Q

For the Quarter Ended June 30, 2006

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NATCO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,195	$9,198
Trade accounts receivable, less allowance for doubtful accounts of $1,796 and $1,123 as of June 30, 2006 and December 31, 2005 respectively	123,824	111,770
Inventories	47,279	37,194
Deferred income tax assets, net	3,698	3,465
Prepaid expenses and other current assets	4,263	3,612

Total current assets	188,259	165,239
Property, plant and equipment, net	33,175	33,263
Goodwill, net	81,200	80,891
Deferred income tax assets, net	3,247	3,329
Other assets, net	1,330	1,021

Total assets	$307,211	$283,743

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and other	$37,257	$48,720
Accrued expenses and other	45,367	41,781
Customer advanced billings and payments	32,449	18,272
Current portion of long-term debt	—	6,429
Income taxes payable	1,232	890

Total current liabilities	116,305	116,092
Long-term debt, excluding current installments	19,786	20,964
Long-term deferred tax liabilities	946	483
Postretirement benefits and other long-term liabilities	9,783	9,814

Total liabilities	146,820	147,353

Commitments and contingencies	—	—
Series B redeemable convertible preferred stock (aggregate redemption value of $15,000), $.01 par value. 15,000 shares authorized, issued and outstanding (net of issuance costs)	14,222	14,222
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares (of which 500,000 are designated as Series A and 15,000 are designated as Series B); no shares issued and outstanding (except Series B shares above)	—	—
Series A preferred stock, $.01 par value. Authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 17,237,331 and 16,914,052 shares as of June 30, 2006 and December 31, 2005, respectively	173	169
Additional paid-in-capital	107,735	101,671
Retained earnings	36,550	19,914
Treasury stock, no shares and 2,550 shares at cost as of June 30, 2006 and December 31, 2005, respectively	—	(22)
Accumulated other comprehensive income	1,711	436

Total stockholders’ equity	146,169	122,168

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$307,211	$283,743

See accompanying notes to unaudited condensed consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Products	$108,008	$75,474	$205,014	$147,209
Services	20,699	19,174	41,460	36,095

Total revenue	$128,707	$94,648	$246,474	$183,304

Cost of goods sold and services:
Products	$83,760	$61,710	$159,694	$120,135
Services	9,962	10,540	20,386	19,486

Total cost of goods sold and services	$93,722	$72,250	$180,080	$139,621

Gross profit	$34,985	$22,398	$66,394	$43,683
Selling, general and administrative expense	16,709	14,812	33,704	29,002
Depreciation and amortization expense	1,418	1,332	2,865	2,655
Closure, severance and other	193	48	245	90
Interest expense	727	1,076	1,431	2,091
Interest cost on postretirement benefit liability	50	210	100	420
Interest income	(55)	(13)	(119)	(65)
Other, net	578	474	129	394

Income before income taxes	$15,365	$4,459	$28,039	$9,096
Income tax provision	5,838	1,913	10,655	3,675

Net income	$9,527	$2,546	$17,384	$5,421
Preferred stock dividends	375	375	750	750

Net income allocable to common stockholders	$9,152	$2,171	$16,634	$4,671

Earnings per share—basic:
Net income	$0.54	$0.14	$0.99	$0.29

Earnings per share—diluted:
Net income	$0.50	$0.13	$0.91	$0.29

Basic weighted average number of shares of common stock outstanding	16,832	15,934	16,748	15,875
Diluted weighted average number of shares of common stock outstanding	19,195	16,249	19,096	16,146

See accompanying notes to unaudited condensed consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2006	2005(1)
Cash flows from operating activities:
Net income	$17,384	$5,421
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	294	395
Depreciation and amortization expense	2,865	2,655
Non-cash interest expense	172	283
Stock compensation expense	1,098	901
Tax benefit of stock options exercised	366	279
Revaluation of warrants	—	549
Interest cost on postretirement benefit liability	100	420
Net payments on postretirement benefit liability	(398)	(809)
Loss (Gain) on the sale of property, plant and equipment	48	(371)
Change in assets and liabilities:
(Increase) decrease in trade accounts receivable	(8,955)	1,845
(Increase) decrease in inventories	(9,626)	2,547
Increase in prepaid expense and other current assets	(624)	(2)
(Increase) decrease in long-term assets	38	(548)
Decrease in accounts payable	(9,426)	(10,521)
Increase (decrease) in accrued expenses and other	1,695	(11)
Increase in other income tax payable	328	—
Increase in customer advanced billings and payments	13,945	3,120

Net cash provided by operating activities	9,305	6,153

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(2,473)	(1,803)
Proceeds from the sales of property, plant and equipment	29	928
Investments in joint venture	(412)	—

Net cash used in investing activities	(2,856)	(875)

Cash flows from financing activities:
Repayments under long-term revolving credit agreements	—	(1,584)
Repayments of long-term debt	(7,607)	(3,263)
Proceeds from stock issuances related to stock options, net	2,060	1,832
Excess tax benefit of stock options exercised and restricted stock	2,324	—
Change in bank overdrafts	(2,909)	(2,768)
Dividends paid	(750)	(750)
Deferred financing fees	—	(115)

Net cash used in financing activities	(6,882)	(6,648)

Effect of exchange rate changes on cash and cash equivalents	430	455

Decrease in cash and cash equivalents	(3)	(915)
Cash and cash equivalents at beginning of period	9,198	2,194

Cash and cash equivalents at end of period	9,195	$1,279

Cash payments for:
Interest	$1,065	$1, 634
Income taxes	$7,043	$3,892

(1)	The line item “Net payments on postretirement benefit liability” has been reclassified from cash flows from financing activities to cash flows from operating activities for period presented. “Net cash used in investing activities” and “Decrease in cash and cash equivalents” in total were unaffected from this reclassification. Refer to Note 1, Basis of Presentation and Reclassifications, in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further information.

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended June 30, 2005, the Company reclassified the postretirement payments and receipts as operating activities from financing activities in the unaudited consolidated statement of cash flow. For the six months ended June 30, 2005, this reclassification had the effect of reducing net cash provided by operating activities of $809,000 and increasing net cash used in financing activities by $809,000 from that previously reported. This reclassification does not impact the unaudited condensed consolidated statement of operation or the “Net cash used in investing activities” and “Decrease in cash and cash equivalents” in total on the unaudited condensed consolidated statement of cash flow.

(2) Inventories

Inventories consisted of the following amounts:

	June 30, 2006	December 31, 2005
	(unaudited)
	(in thousands)
Finished goods	$9,752	$9,670
Work-in-process	22,965	15,138
Raw materials and supplies	20,510	17,180

Inventories at FIFO and weighted average	53,227	41,988
Excess of FIFO over LIFO cost	(5,948)	(4,794)

Net inventories	$47,279	$37,194

The Company’s net inventories as of June 30, 2006 and December 31, 2005 by valuation method are shown below:

	June 30, 2006	December 31, 2005
	(unaudited)
	(in thousands)
FIFO	$9,799	$7,556
Weighted average cost	771	845
LIFO	36,729	28,793

Net inventories	$47,279	$37,194

There were no reductions in LIFO layers as of June 30, 2006 and December 31, 2005.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts were as follows:

	June 30, 2006	December 31, 2005
	(unaudited)
	(in thousands)
Cost incurred on uncompleted contracts	$168,214	$109,757
Estimated earnings	54,101	34,419

	222,315	144,176
Less billings to date	216,626	128,516

	$5,689	$15,660

Included in the accompanying balance sheet under the captions(1):
Trade accounts receivable	$33,439	$30,705
Customer advanced billings and payments	(27,750)	(15,045)

	$5,689	$15,660

(1)	“Trade accounts receivable” and “Customer advanced billings and payments” in this table relate only to major contracts and therefore will not tie to the balance sheet accounts “Trade accounts receivable” and “Customer advanced billings and payments.”

(4) Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets with indefinite lives, including goodwill, on an impairment basis, while intangible assets with a defined term, such as patents, are amortized over the useful life of the asset.

Goodwill

Net goodwill of $81.2 million and $80.9 million at June 30, 2006 and December 31, 2005, was comprised of $47.6 and $47.4 million for the Oil & Water Technologies reporting unit, $29.2 million and $29.1 million for the Gas Technologies reporting unit, $4.4 million and $4.4 million for the Automation & Controls reporting unit, respectively. The increase of $0.3 million in net goodwill was due entirely to the fluctuation in the exchange rates between the US currency and Canadian currency.

In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2005, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the quarter ended June 30, 2006, as management noted no indications of goodwill impairment.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets

Intangible assets subject to amortization as of June 30, 2006 and December 31, 2005 were:

	As of June 30, 2006		As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited)
		(in thousands)
Type of Intangible Assets
Deferred financing fees	1,192	$883	$1,112	$711
Patents	582	99	195	77
Other	693	168	621	128
		—	—	—

Total	$2,467	$1,149	$1,928	$916

The increase in intangible assets for the six months ended June 30, 2006 was primarily due to the investment in intangible assets during the first quarter of 2006 when the Company purchased a 50% ownership interest in a joint venture that fabricates a pilotless ignition system for controlling gas-fired heaters used in connection with oil and gas wellhead equipment.

Amortization expense of $132,000 and $151,000 was recognized related to primarily Deferred financing fees, Patents and Other for the three and six months ended June 30, 2006 compared to $106,000 and $114,000 for the three and six months ended June 30, 2005. The estimated aggregate amortization expense for these Intangible assets for the fiscal year ending December 31, 2006 is $225,000 and for each of the following four fiscal years; 2007—$105,000; 2008—$105,000; 2009—$105,000; and 2010—$105,000. For segment reporting purposes, these intangible assets and the related accumulated amortization expense were allocated to each segment.

(5) Warranty Costs

Estimated future warranty obligations related to products are charged to cost of goods sold in the period in which the related revenue is recognized. A tabular reconciliation of the changes in the Company’s aggregate product warranty liability included in the Company’s Condensed Consolidated Balance Sheet liability account “Accrued expenses and other” for the six months ended June 30, 2006 is set forth below (unaudited, in thousands).

Balance at December 31, 2005	$2,773
Payments/charges	(1,233)
Net accruals	1,437
Foreign currency translation	96

Balance at June 30, 2006	$3,073

(6) Closure, Severance and Other

On December 15, 2005, the Board of Directors approved the final phase of restructuring the Company’s UK operations by consolidating the Gloucester, England office into our Camberley, England location. At June 30, 2006, the Company had a liability remaining of $198,000 with respect to this phase of the UK restructuring. The Company expects to incur additional costs in the three months ended September 30, 2006 related to the

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rationalization of office lease expenses associated with vacating the Gloucester site and consolidating facilities into a Camberley location, which will be finalized as of September 30, 2006. These items are accounted for as Operating expense or as Closure, severance and other during the nine months ending September 30, 2006. As of June 30, 2006, $424,000 in costs were incurred and the remaining costs were estimated to be from $2.0 million to $2.7 million.

During the third quarter of 2005, severance costs of approximately $799,000 were recorded related to redundancy of certain personnel in the Company’s UK operations. As of December 31, 2005, the Company had no remaining liability related to personnel.

Pursuant to an amendment to his then effective employment agreement with the Company entered into in September 2005, Mr. Patrick M. McCarthy agreed to continue as President of the Company in exchange for certain benefits and payments which included, among other things, payment of certain severance benefits, a guaranteed bonus for 2005, acceleration of vesting of certain options, lapse in restrictions on a portion of his restricted stock awards and continuation of certain health benefits following termination. The Company recorded a charge of $1.2 million in the third quarter of 2005 related to this amendment, in addition to the previously accrued expense of $155,000 related to his 2005 bonus. The Company will incur additional charges with respect to the lapse of restrictions on the remaining two-thirds of the restricted stock awarded to Mr. McCarthy in 2005. A portion of these charges was accrued and expensed over the then estimated remaining term of the prior employment agreement, as amended, through the effective date of the Employment Agreement. The Company did not incur additional charges with respect to effectiveness of the Employment Agreement.

On June 26, 2006, the Company and Mr. McCarthy entered into an amended and restated Employment Agreement (the “Employment Agreement”), which became effective July 1, 2006. Under the terms of the Employment Agreement, which was reviewed and approved by the Company’s Board of Directors, Mr. McCarthy was named as the Company’s Chief Operating Officer and will continue to serve as President until July 1, 2009.

In December 2004, the Company recorded severance expense of $1.3 million related to a restructuring plan that included involuntary termination of certain administrative and operating personnel in the UK and Canada. The Company recorded facility closure costs of $69,000 and made cumulative payments of $1.0 million in the first three quarters of 2005 related to this plan. The Company also recorded a gain of $388,000 on the sale of a facility in the UK during the first quarter of 2005. Additionally, the Company took a valuation adjustment charge of approximately $249,000 for the year ended 2005, and a $245,000 valuation adjustment charge for six months ended June 30, 2006 related to this restructuring plan in Canada. The Company also reversed approximately $216,000 of previously accrued amounts during 2005. At June 30, 2006, the Company had a liability of approximately $555,000 related to this restructuring plan.

On July 28, 2004, the Company entered into a Separation Agreement with Mr. Nathaniel A. Gregory, then the Company’s CEO, pursuant to which Mr. Gregory stepped down as Chairman of the Board of Directors on that date and agreed to resign from the Company on September 7, 2004. The Company recorded an expense of approximately $2.5 million related to (1) severance payments, (2) continuation of Mr. Gregory’s welfare benefits for a period of 36 months following separation, (3) extending the exercise dates for Mr. Gregory’s outstanding options to 18 months following the separation date (for which the Company recorded approximately $62,000 for stock based employee compensation expense), (4) payment of certain of his attorneys’ fees in connection with the Separation Agreement and (5) reimbursement of certain moving expenses. The Company paid $2.4 million of this amount through December 31, 2005. As of June 30, 2006, the Company had a liability of $29,000 related to the separation agreement.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of Closure, severance and other expense:

	For the three months ended June 30, 2006		For the six months ended June 30, 2006
	2006	2005	2006	2005
	(unaudited, in thousands)		(unaudited, in thousands)
Severance	$193	$—	$244	$42
Leasehold termination	—	—	—	—
Contract expenses and other	—	48	1	48

	$193	$48	$245	$90

A roll forward of the Company’s accrued Closure, severance and other expense from December 31, 2005 to June 30, 2006 follows (unaudited, in thousands):

Balance at December 31, 2005	$2,197
Payments	(774)
Severance accrual, net	245
Foreign exchange impact	53

Balance at June 30, 2006	1,721

The estimated payment schedule for these liabilities at June 30, 2006 is $746,000 in 2006, $541,000 in 2007, $0 in 2008 and $434,000 in 2009.

(7) Income Taxes

NATCO’s effective income tax rate for the six months ended June 30, 2006 and 2005 was 38.0% and 40.4%, respectively, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials, and the change in valuation allowances recorded. The decrease in the effective tax rate was primarily attributable to a decrease in permanent differences due to the mark-to-market expense on warrants exercised in 2005. Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. Although we believe we have adequately provided for income taxes, the ultimate outcome of tax audits may differ from the amounts recorded in our financial statements. Such determinations could materially affect our financial results in that period or such periods for which such determination is made.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Debt

The Company had the following consolidated borrowings as of the date indicated(1):

	June 30, 2006	December 31, 2005
	(unaudited)
	(in thousands)
2004 term loan with variable interest rate (7.13% to 9.25% at June 30, 2006) and quarterly payments of principal and interest of $1.6 million due March 31, 2007	$19,786	$27,393
2004 revolving credit bank loans with variable interest rate and quarterly interest payments, due March 31, 2007	—	—
Revolving credit bank loans (export sales facility) with variable interest rate and monthly interest payments, due March 31, 2007	—	—

Total	$19,786	$27,393
Less current installments	—	(6,429)

Long-term debt	$19,786	$20,964

(1)	On July 12, 2006, the Company entered into a new revolving credit facility pursuant to which the term debt under the 2004 term loan became revolving debt under the 2006 revolving credit facilities with a maturity of June 30, 2011.

2004 Term Loan and Revolving Credit Facilities

Our 2004 term loan and revolving credit facilities, in effect from March 2004 to July 12, 2006, provided for a term loan of $45.0 million and a revolving credit facility providing for aggregate additional borrowings of $35.0 million, consisting of a US revolving facility with a borrowing capacity of $20.0 million, a Canadian revolving facility with a borrowing capacity of $5.0 million, and a UK revolving credit facility with a borrowing capacity of $10.0 million. These facilities were to mature on March 15, 2007.

Beginning in June 2004, the 2004 term loan and revolving credit facilities required quarterly payments of $1.6 million. We borrowed funds under the 2004 term loan and revolving credit facilities to retire debt outstanding under a 2004 term loan and revolving credit facilities as of March 15, 2004. At June 30, 2006 we have not classified any portion of this loan as current due to the refinancing on July 12, 2006.

In 2006, we prepaid $4.4 million of the 2004 term loan and revolving credit facilities, of which $3.0 million was prepaid in the quarter ended June 30, 2006. In 2005, we prepaid $6.4 million of the 2004 term loan and revolving credit facilities. Additionally, we prepaid in 2005 $1.1 million, representing the remaining balance, on the long-term promissory note on our manufacturing facility in Magnolia, Texas.

We incurred an additional $995,000 of deferred loan costs related to the 2004 term loan and revolving credit facilities, which we amortized as interest expense. We also incurred approximately $115,000 of deferred loan cost primarily during the first quarter of 2005 associated with an amendment to the 2004 term loan and revolving credit facilities. This additional cost was amortized over the term of the amendment, which ended June 2005.

The 2004 term loan and revolving credit facilities agreement provided for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the facilities and ranging from, at our election, (1) a high of

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LIBOR plus 2.75% to a low of LIBOR plus 2.00% or (2) a high of a Base Rate plus 1.75% to a low of a Base Rate plus 1.00%. We paid commitment fees related to this agreement on the undrawn portion of the facility, 0.375% as of June 30, 2006, depending upon the ratio of Funded Debt to EBITDA.

We had borrowings of $19.8 million outstanding under the term loan portion of the 2004 term loan and revolving credit facilities at June 30, 2006, which bore interest at 7.13% to 9.25% with a weighted average interest rate of 7.49%. There were no borrowings outstanding for the revolving credit portion of the 2004 term loan and revolving credit facilities at June 30, 2006. We had letters of credit outstanding under the 2004 term loan and revolving credit facilities of $9.1 million at June 30, 2006. Availability under our 2004 term loan and revolving credit facilities is reduced by the amount of our outstanding letters of credit and loans. Fees related to these letters of credit at June 30, 2006 were approximately 2.00% of the outstanding balance. These letters of credit support contract performance and warranties and were to expire at various dates through June 2008.

We and our operating subsidiaries guaranteed our 2004 term loan and revolving credit facilities agreement, which were secured by a first lien or first priority security interest in or pledge of substantially all of the assets of the borrowers and certain subsidiaries, including accounts receivable, inventory, equipment, intangibles, equity interests in US subsidiaries, 66 1/3% of the equity interest in active, non-US subsidiaries and interests in certain contracts. Our assets and our active US subsidiaries secure the US, Canadian and UK revolving facilities, assets of our Canadian subsidiary also secure the Canadian facility and assets of our UK subsidiaries also secure the UK facility. The US facility was guaranteed by each of our US subsidiaries, while the Canadian and UK facilities were guaranteed by us, each of our US subsidiaries and the Canadian subsidiary or the UK subsidiaries, as applicable.

The 2004 term loan and revolving credit facilities agreement contained restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio and a minimum net worth requirement. We were in compliance with all restrictive debt covenants in our loan agreements as of June 30, 2006. In March 2005, the Company’s lenders approved the amendment of various provisions of the 2004 term loan and revolving facilities effective January 1, 2005. This amendment revised certain restrictive debt covenants for a two quarter period, modified certain defined terms and changes the submission of financial statements to the lenders to more closely reflect the SEC requirements for furnishing financial information.

2006 Revolving Credit Facilities

On July 12, 2006, we entered into a new revolving facilities agreement, referred to as the 2006 revolving credit facilities of a total of $85.0 million, consisting of a US revolving facility with a borrowing capacity of $65.0 million, a Canadian revolving facility with a borrowing capacity of $5.0 million and a UK revolving facility with a borrowing capacity of $15.0 million, and terminated the 2004 term loan and revolving credit facilities. These 2006 revolving credit facilities are scheduled to mature on June 30, 2011. The borrowing capacities under the 2006 revolving credit facilities agreement are not subject to any monthly borrowing base limitations. In addition to the base commitments, the new facilities permit the Company to require an increase in the aggregate borrowing capacity by $50.0 million if certain requirements are met.

The 2006 revolving credit facilities agreement provides for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility (“EBITDA”), and ranging from, at the Company’s election, (1) a low of the London Interbank Offered Rate (“LIBOR”) plus 1.00% to a high of LIBOR plus 2.00% or (2) a low of a Base Rate, as defined in the credit facility (“Base Rate”) plus 0.00% to a high of a Base Rate plus 1.00%. The Company will pay commitment fees related to this agreement on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which were calculated at 0.25% at July 12, 2006.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate borrowings of $18.0 million were outstanding under 2006 revolving credit facilities at July 12, 2006, which bore interest at an average rate of 8.25%. The Company had letters of credit outstanding of $9.3 million at July 12, 2006. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at July 12, 2006. These letters of credit support contract performance and warranties and expire at various dates through June 2008.

The 2006 revolving credit facilities agreement is secured by a first lien or first priority security interest in or pledge of substantially all of the assets of the borrowers and certain subsidiaries, including accounts receivable, inventory, equipment, intangibles, equity interests in US subsidiaries, 66 1/3% of the equity interest in active, non-US subsidiaries and interests in certain contracts. Assets of the Company and its active US subsidiaries secure the US, Canadian, UK revolving facilities, assets of the Company’s Canadian subsidiary also secure the Canadian facility and assets of the Company’s UK subsidiaries also secure the UK facility. The US facility is guaranteed by each US subsidiary of the Company, while the Canadian and UK facilities are guaranteed by NATCO Group Inc., each of its US subsidiaries and the Canadian subsidiary or the UK subsidiaries, as applicable.

The 2006 revolving credit facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio and impose a minimum net worth requirement. Pursuant to the 2006 revolving credit facilities, NATCO is not permitted to make any distributions of any property or cash to the Company or its stockholders other than dividends required under its Series B Preferred Stock and certain other dividends not to exceed, in the aggregate, $3.0 million per year, if certain conditions related to Funded Debt to EBITDA and borrowing capacity are met or $1.5 million per year, in the aggregate, if such conditions are not met. Subject to certain restrictions, the Company also has the ability to buy back up to $25.0 million in value of its common stock.

Promissory Note on Real Estate Loan

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

Export Sales Facility

On July 23, 2004, the Company and two of its subsidiaries entered into an international revolving credit agreement with Wells Fargo HSBC Trade Bank, N.A. providing for loans of up to $10.0 million, subject to borrowing base limitations. This working capital facility for export sales is secured by specific project inventory and receivables, as well as certain other inventory, accounts receivable and equipment, and is partially guaranteed by the US Export-Import Bank. Loans under this facility mature on March 31, 2007, and bear interest at either (1) a Base Rate, as defined in the agreement, less 0.25% or (2) LIBOR plus 2.00%, at the Company’s election. Letters of credit outstanding under this facility as of June 30, 2006 were $6.8 million. This facility had fees related to letters of credit of approximately 1.00% of the outstanding balance for the period December 31, 2005 to June 30, 2006.

Other

At June 30, 2006, the Company also had unsecured letters of credit and bonds totaling $212,000 and performance guarantees totaling $37.5 million, which expire at various dates through January 2009.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

From May 2004 to December 31, 2005, the Company accounted for the prescription drug benefit under its retiree medical plans in accordance with SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This pronouncement required the Company to determine whether or not the benefits provided under its plans were “actuarially equivalent” to the Medicare prescription drug-benefit. If the benefits provided were actuarially equivalent and this federal subsidy were deemed a significant event, the Company was required to account for the federal subsidy attributable to past services as an actuarial gain under SFAS No. 106 and to reduce the accumulated postretirement benefit obligation. On December 31, 2005, the Company amended the postretirement benefit plans to eliminate prescription drug coverage for post-age 65 participants along with increases in retiree premiums and elimination of dental coverage for one of the groups of retirees of a predecessor company. Under the amended plans, retirees bear additional costs of coverage. As a result, SFAS No. 106-2 no longer applies to the Company starting January 1, 2006, and our SFAS No. 106 net periodic cost has been reduced since that date. As of December 31, 2005 the recorded liability for the accumulated postretirement benefit obligation was $10.0 million, while the actuarially determined amount for this obligation was $7.8 million.

The following table summarizes the components of net periodic benefit cost under the Company’s postretirement benefit plans as of June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited, in thousands)
Unrecognized prior service cost	$(334)	$(177)	$(668)	$(354)
Interest cost	108	210	215	420
Unrecognized loss	276	177	553	354

Net periodic benefit cost(1)	$50	$210	$100	$420

(1)	Net periodic benefit cost is referred to as “Interest cost on postretirement benefit liability” in the Unaudited Condensed Consolidated Statements of Operations and the reconciliation of the total segment profit to net income in Note 14, Industry Segments and Geographic Information.

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) Stock-Based Compensation

Stock-Based Compensation information under SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (123R). This amendment requires expensing of stock options and other share-based payments and supersedes SFAS No. 123 which allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard became effective for the Company as of January 1, 2006 and applies to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards.

On November 10, 2005, the FASB issued a FASB Staff Position (“FSP”) FAS 123 R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company is currently evaluating the alternative methods provided in this Statement and has one year from the date of its initial adoption of SFAS No. 123R to make a one-time election to employ one of the methods.

Certain of our employees and non-employee directors participate in long-term incentive compensation plans that provide, among other things, for grants of options to acquire shares of the Company’s common stock, and awards of restricted stock and other forms of stock-based compensation. Stock options currently outstanding under these plans have no performance requirements, vest annually over periods of three to four years and have a maximum term of up to ten years. The Company had 941,373 shares available for future awards under its incentive compensation plans as of June 30, 2006. Under SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period. The requisite service period for stock options and fixed awards are based on the vesting period determined at date of grant. The requisite service period for performance-based awards is based on the best estimate of the period over which the performance criteria is expected to be met. Under the Company’s restricted stock program, the fair market value of the stock awards is determined on the date of grant and is amortized and ratably charged to income. The program has both fixed and performance-based awards. Under SFAS No. 123R, fixed awards are amortized over the vesting period provided in the award (generally, from one to three years), while performance awards are amortized over the period the Company expects will be required to meet the performance requirements. The Company uses a modified prospective application methodology permitted under SFAS No. 123R, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes.

The Company values share-based options by applying the Black-Scholes-Merton Single Option—Reduced Term valuation method which was previously used for the Company’s pro forma information required under SFAS Nos. 123 and 148. This valuation model requires management to make subjective assumptions about the volatility of the Company’s common stock, the expected term of outstanding stock options, the Company’s risk-free interest rate and expected dividend payments during the contractual life of the options.

The following assumptions were used to determine the fair value of stock option awards granted during the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(unaudited)	(unaudited)
Expected term	6.0 years	6.0 years
Volatility	45.00%	45.00%
Risk-free interest rate	4.76% - 4.91%	4.22% - 4.91%
Dividend yield	0.00%	0.00%

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Volatility was evaluated based upon historical data of the Company’s stock price from the New York Stock Exchange from the date of our initial public offering, January 28, 2000, to January 1, 2006.

The risk-free interest rate, as determined on the date of grant, was based upon observed interest rates associated with U.S. Treasury zero coupon instruments with a term similar to the expected term calculated as discussed below. The Company does not anticipate paying any dividends for the foreseeable future.

The expected term for options was six years and was computed using the “Simplified Method” as permitted by SFAS No. 123R. This assumption was based on the Company’s opinion that the current robust environment may not necessarily reflect future exercise behavior and that historical data for the previous years approximates this term.

Share-based compensation expense was recognized in the Unaudited Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2006 based on awards ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated at 8.5% and 2.5%, respectively for stock options granted and restricted stock awarded during the three and six months ended June 30, 2006 based on the Company’s historical cancellation and forfeiture experience. It was determined that the cumulative effect of compensation cost associated with the estimated forfeitures was immaterial.

The components of total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and six months ended June 30, 2006 follow:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(unaudited, in thousands)
Share-based compensation expense	$485	$1,098
Less: Tax benefit of share-based compensation expense	(184)	(417)

Share-based compensation expense, net of tax	$301	$681

Reconciliation

A tabular reconciliation of the changes in long-term incentive compensation plans for the six months ended June 30, 2006 is set forth below (unaudited).

	Stock Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2005	1,066,789	$9.17
Granted	222,221	$35.53
Exercised	(251,648)	$9.19
Canceled	(15,174)	$9.65

Balance at June 30, 2006	1,022,188	$14.89	6.90	$25,873
Vested	585,661	$8.91	5.30	$18,324
Unvested	436,527	$22.91	9.14	$7,549

The weighted average grant date fair value of stock options granted during the three and six months ended June 30, 2006 was $18.72 and $17.81, respectively. The weighted average grant date fair value of stock options granted during the three and six months ended June 30, 2005 was $4.92 at each such date. The total intrinsic

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of share options exercised during the three and six months ended June 30, 2006 was $5.2 million and $6.4 million, respectively, and for the three and six months ended June 30, 2005 was $141,000 and $800,000, respectively. As of June 30, 2006 there was $4.2 million of unrecognized compensation cost related to stock options granted. This cost is expected to be recognized over a weighted-average period of 2.4 years.

A tabular reconciliation of the changes in restricted stock for the six months ended June 30, 2006 is set forth below (unaudited).

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	238,071	$10.29
Granted	72,081	$32.87
Vested	(45,000)	$9.99

Unvested at June 30, 2006	265,152	$16.58

The weighted average grant date fair value of restricted shares awarded during the three and six months ended June 30, 2006 was $35.78 and $32.87, respectively. The weighted average grant date fair value of restricted stock awarded during the three and six months ended June 30, 2005 was $11.26 and $9.76, respectively. The total intrinsic value of restricted shares vested during the three and six months ended June 30, 2006 was $1.4 million and for the three and six months ended June 30, 2005 was $100,000. As of June 30, 2006 there was $3.1 million of unrecognized compensation cost related to restricted stock arrangements. This cost is expected to be recognized over a weighted-average period of 1.6 years.

The Company may elect to issue new shares or treasury shares, if any, under its long-term incentive compensation plans. The Company currently has no treasury stock.

Pro Forma Information under SFAS No. 123 for Periods Prior to Fiscal 2006

Prior to the effective date of SFAS No. 123R, the Company accounted for its employee stock option plans by applying the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 allowed entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. If entities applied the provisions of APB Opinion No. 25, pro forma net income and earnings per share disclosures were required for all employee stock option grants made in 1995 and subsequent years, as if the fair value-based method defined in SFAS No. 123 had been applied.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma disclosures required by SFAS No. 123 for the three and six months ended June 30, 2005 were as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(unaudited; in thousands, except per share amounts)
Net income allocable to common stockholders—as reported	$2,171	$4,671
Add: Restricted stock expense, net of related tax effects	466	537
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(143)	(285)

Pro forma income	$2,494	$4,923

Earnings per share:
Basic—as reported	$0.14	$0.29
Basic—pro forma	$0.16	$0.31
Diluted—as reported	$0.13	$0.29
Diluted—pro forma	$0.15	$0.30

The Company utilized the Black-Scholes-Merton valuation method to calculate the pro forma information presented above. The following table summarizes assumptions used to determine pro forma compensation expense under SFAS No. 123 as of June 30, 2005:

Expected Term	3.5 –7 years
Volatility	34%
Risk-free interest rate	1.49% – 6.52%
Dividend yield	0.0%

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13) Earnings per Share

In accordance with SFAS No. 128 “Earnings per Share,” the Company computed basic earnings per share by dividing net income allocable to common stockholders by the weighted average number of shares outstanding for the period. Net income allocable to common stockholders at June 30, 2006 represented net income less preferred stock dividends accrued. The Company determined diluted earnings per common and potential common share at June 30, 2006 as net income allocable to common stockholders divided by the weighted average number of shares outstanding for the period, after applying the “if-converted” method to determine any incremental shares associated with convertible preferred stock and restricted stock outstanding.

As of January 1, 2006, the Company adopted SFAS No. 123R and computed incremental shares according to SFAS No. 123R requirements. The assumed proceeds used in “Treasury Method” include the windfall tax benefit related to unrecognized compensation expense. For the purpose of weighted average shares calculation, the restricted shares which performance criteria have not been met were excluded.

If anti-dilutive common shares were included for the three and six months ended June 30, 2006, the impact would have been a reduction of approximately 72,000 and 90,000 shares, respectively. The release of restricted stocks in the second quarter of 2006 and various new grants of stock options accounted for the changes in the weighted average number of shares for basic and diluted common stocks for the three months and six months ended June 30, 2006. At June 30, 2006, the Company included 1.9 million shares issuable upon conversion of the Series B Preferred Shares, as the inclusion of these shares was dilutive at the level of income in the three months and six months ended June 30, 2006.

The following table presents the computation of basic and diluted earnings per common and potential common share for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Income	Weighted Average Shares Outstanding	Per-share Amount	Income	Weighted Average Shares Outstanding	Per-share Amount
	(unaudited; in thousands, except per-share amounts)
Net income	$9,527			$2,546
Less: Convertible preferred stock dividends accrued	(375)			(375)

Basic EPS:
Income allocable to common stockholders	9,152	16,832	$0.54	$2,171	15,934	$0.14

Effect of dilutive securities:
Warrants		—			25
Stock options		385			208
Restricted stock		56			82
Convertible preferred stock		1,922			—

Diluted EPS:
Plus: Preferred stock dividends accrued	375			—

Income allocable to common stockholders	$9,527	19,195	$0.50	$2,171	16,249	$0.13

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Income	Weighted Average Shares Outstanding	Per-share Amount	Income	Weighted Average Shares Outstanding	Per-share Amount
	(unaudited; in thousands, except per-share amounts)
Net income	$17,384			$5,421
Less: Convertible preferred stock dividends accrued	(750)			(750)

Basic EPS:
Income allocable to common stockholders	$16,634	16,748	$0.99	$4,671	15,875	$0.29

Effect of dilutive securities:
Warrants					21
Stock options		376			194
Restricted stock		50			56
Convertible preferred stock		1,922			—

Diluted EPS:
Plus: Preferred stock dividends accrued	750			—

Income allocable to common stockholders	$17,384	19,096	$0.91	$4,671	16,146	$0.29

(14) Industry Segments and Geographic Information

NATCO’s operating segments are Oil & Water Technologies, Gas Technologies and Automation & Controls.

•	The Oil & Water Technologies segment includes both standard and traditional oil and gas separation and dehydration equipment sales and related services and built-to-order systems focused primarily on oil and water production and processing.

•	The Gas Technologies segment includes our CO2 membrane business, the assets and operating relationship related to our gas processing facilities in West Texas, H2S removal technologies including Shell Paques™ and other built-to-order gas-related technologies that focus on removing contaminants from the gas stream.

•	The Automation & Controls segment focuses on sales of new control panels and systems which monitor and control oil and gas production, as well as field service activities including repair, maintenance, testing and inspection services for existing systems.

NATCO allocates corporate and other expenses to each of the business segments. This allocation is based on headcount, total assets, revenues and bookings. Corporate assets are allocated to the segments based on the total assets of the segment. The accounting policies of the reportable segments were consistent with the policies used to prepare the Company’s condensed consolidated financial statements for the respective periods presented. The Company evaluates the performance of its operating segments based on total segment profit, which is defined as net income before net interest expense, depreciation and amortization expense, closure, severance and other, interest cost on postretirement benefit liability, other, net and income taxes.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

	Oil & Water Technologies	Gas Technologies	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)
Three Months Ended June 30, 2006
Revenue from unaffiliated customers	$91,599	$16,779	$20,328	$—	$128,706
Inter-segment revenue	$3,973	$—	$1,489	(5,462)	$—
Segment profit	$8,252	$7,411	$2,613	$—	$18,276
Total assets	$217,578	$58,747	$30,886	$—	$307,211
Capital expenditures	$1,267	$56	$188	$—	$1,511
Depreciation and amortization	$862	$463	$93	$—	$1,418

Three Months Ended June 30, 2005
Revenue from unaffiliated customers	$72,358	$7,277	$15,013	$—	$94,648
Inter-segment revenue	$232	$—	$816	$(1,048)	$—
Segment profit	$2,487	$3,815	$1,284	$—	$7,586
Total assets	$179,094	$40,185	$24,031	$—	$243,310
Capital expenditures	$764	$49	$110	$—	$923
Depreciation and amortization	$686	$546	$100	$—	$1,332

	Oil & Water Technologies	Gas Technologies	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)
Six Months Ended June 30, 2006
Revenue from unaffiliated customers	$176,632	$29,481	$40,361	$—	$246,474
Inter-segment revenue	$4,009	$—	$2,328	$(6,337)	$—
Segment profit	$13,883	$13,482	$5,325	$—	$32,690
Total assets	$217,578	$58,747	$30,886	$—	$307,211
Capital expenditures	$2,103	$58	$312	$—	$2,473
Depreciation and amortization	$1,670	$1,011	$184	$—	$2,865

Six Months Ended June 30, 2005
Revenue from unaffiliated customers	$139,072	$15,174	$29,058	$—	$183,304
Inter-segment revenue	$523	$—	$1,923	$(2,446)	$—
Segment profit	$3,917	$7,880	$2,884	$—	$14,681
Total assets	$179,094	$40,185	$24,031	$—	$243,310
Capital expenditures	$1,462	$55	$286	$—	$1,803
Depreciation and amortization	$1,371	$1,097	$187	$—	$2,655

The following table reconciles total segment profit to net income as set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited, in thousands)
Total segment profit	$18,276	$7,586	$32,690	$14,681
Net interest expense	672	1,063	1,312	2,026
Depreciation and amortization	1,418	1,332	2,865	2,655
Closure, severance and other	193	48	245	90
Interest cost on postretirement benefit liability	50	210	100	420
Other, net	578	474	129	394

Net income before income taxes	$15,365	$4,459	$28,039	$9,096
Income tax provision	5,838	1,913	10,655	3,675

Net income	$9,527	$2,546	$17,384	$5,421

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides further information on revenues by product line within the Oil & Water Technologies segment for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited, in thousands)
Traditional/standard/used equipment	$63,717	$52,690	$119,463	$103,966
Built-to-order	32,209	20,116	61,778	36,269
Eliminations	(354)	(216)	(600)	(640)

Total Oil & Water Technologies segment revenues	$95,572	$72,590	$180,641	$139,595

(15) Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this pronouncement on June 15, 2005, with no material impact on its consolidated results of operations, financial position or cash flows.

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2006, the EITF issued EITF No. 05-01, “Accounting for the Conversion of an Instrument that Became Convertible upon the Issuer’s Exercise of a Call Option.” This issue requires that the issuance of equity securities to settle a debt instrument that became convertible on the issuer’s exercise of a call option be accounted

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for as a conversion if the debt instrument contains a substantive conversion feature as of its issuance date. Absent a substantive conversion feature, it should be accounted for as a debt extinguishment. EITF No. 05-01 is effective for periods beginning after June 28, 2006. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial position or cash flows and will adopt it on the effective date.

In March 2006, the EITF issued EITF No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF No. 06-03 requires that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22. In addition, if any of such taxes are reported on a gross basis, a company should disclose, on an aggregate basis, the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amount are significant. This issue will be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company currently reports Revenue on a net basis. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial position or cash flows and will adopt it on or before the effective date.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial position or cash flows and will adopt it on or before the effective date.

(16) Subsequent Event

On July 20, 2006, the Company sold 29% of its investment in NATCO Japan Company Ltd. to Modec Inc. and Daiichi Jitsugyo, Ltd., an existing shareholder, for a total cash consideration of $3.0 million to expand the reach of NATCO Japan’s product technologies and addressable markets, including the floating production, storage and off loading (FPSO) vessel market. The Company’s investment in NATCO Japan Company Ltd. after the sale equals 60%.

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

On July 18, 2006, the Company entered into a joint venture agreement with Scomi Group BHD to pursue CO2 processing opportunities, initially in the South East Asia market. On July 20, 2006, the Company announced the sale of 25% of its investment in NATCO Japan Company Ltd, to Modec Inc. and Daiichi Jitsugyo, Ltd., an existing shareholder, for a total cash consideration of $3 million, before expenses, to expand the reach of NATCO Japan’s product technologies and addressable markets, including the floating production, storage and off loading (FPSO) vessel market.

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

Revenue Recognition: Percentage of Completion Method. We recognize revenues and related costs when products are shipped or services are rendered for (1) time and materials and service contracts, (2) manufactured goods produced in standard manufacturing operations and sold in the ordinary course of business through regular marketing channels and (3) certain customized manufactured goods that are smaller jobs with less customization, making them similar to such standard manufactured goods (that is, contracts valued at $250,000 or less having contract durations of four months or less). We recognize revenues using the percentage of completion method on contracts greater than $250,000 and having contract durations in excess of four months that represent customized, engineered orders of our products and qualify for such treatment in accordance with the requirements of AICPA Statement of Position 81-1, “Accounting for Performance of Certain Production-Type Contracts” (SOP 81-1). In addition, we use the percentage of completion method on all Automation & Controls segment’s equipment fabrication and sales projects that qualify for such treatment in accordance with the requirements of SOP 81-1. The Automation & Controls segment sells customized products fabricated to order pursuant to a large number of smaller contracts with durations of two to three months, with occasional large systems projects of longer duration. The segment does not produce standard units or maintain an inventory of products for sale. Due to the nature of the segment’s equipment fabrication and sales operations, and the potential for wide variations in our results of operations that could occur from applying the as shipped methodology to smaller contracts for these customized, fabricated goods, this segment recognizes revenues, regardless of contract value or duration, applying the percentage of completion method. For the six months ended June 30, 2006, approximately 49.6% of total Company revenues were recorded on an ‘as shipped’ or ‘as performed’ basis and approximately 50.4% were recorded using the percentage of completion method.

With respect to contract revenues recorded utilizing the percentage of completion method, earned revenue is based on the percentage that costs incurred to date relate to total estimated costs of the project, after giving effect to the most recent estimates of total cost. Total estimated contract cost is a critical accounting estimate because it can materially affect revenue and net income and it requires us to make judgments about matters that are uncertain. Total costs expected to be incurred, and therefore recognition of revenue, could be affected by various internal or external factors including, but not limited to: changes in project scope (change orders), changes in productivity, scheduling, the cost and availability of labor, the cost and availability of raw materials, the weather, client delays in providing approvals at benchmark stages of the project and the timing of deliveries from third-party providers of key components. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed claims and change order revenues, if applicable. Losses expected to be incurred on the jobs in progress, after consideration of estimated probable minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Claims for additional contract revenue are recognized if it is probable the claim will result in additional revenue and the amount can be reliably estimated. We generally recognize revenue and earnings to which the percentage of completion method is applied over a period of two to six quarters. In the event a project is terminated by our customer before completion, our customer is liable for costs incurred under the contract. We believe our operating results should be evaluated over a term of one to three years to evaluate our performance under long-term contracts, after all change orders, scope changes and cost recoveries have been negotiated and realized.

Estimates are subjective in nature and it is possible that we could have used different estimates of total contract costs in our calculation of revenue recognized using the percentage of completion method. For the six months ended June 30, 2006, the Company had $98.1million in revenues attributable to open percentage completion projects having an aggregate gross margin of 26.9%. If we had used a different estimate of total contract costs for each contract in progress at June 30, 2006, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased each of total revenue and pre-tax income for the six months ended June 30, 2006, by approximately $1.3 million. At June 30, 2006, the Company had one contract in a loss position estimated at $747,000.

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

Net goodwill of $81.2 million and $80.9 million at June 30, 2006 and December 31, 2005, was comprised of $47.6 and $47.4 million for the Oil & Water Technologies reporting unit, $29.2 million and $29.1 million for the Gas Technologies reporting unit, $4.4 million and $4.4 million for the Automation & Controls reporting unit, respectively. The increase of $0.3 million in net goodwill was due entirely to the fluctuation in the exchange rates between the US currency and Canadian currency.

In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2005, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the quarter ended June 30, 2006, as management noted no indications of goodwill impairment.

Deferred Income Tax Assets: Valuation Allowance. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires us to provide a valuation allowance for any deferred income tax assets we believe may not be utilized through future operations. Deferred income tax assets, not requiring valuation allowances largely relates to US post-retirement obligations, accrued liabilities and reserves that have not been deducted for tax purposes, and the carryforward of foreign tax credits. Based upon the level of historical taxable income and projected future taxable income over the periods to which our deferred tax assets are deductible in the US and Canadian tax jurisdictions, we believe it is more likely than not we will realize the benefits of these deductible differences and carry forwards. However, the amount of the deferred tax asset considered realizable could change if future taxable income differs from our projections in the US and Canadian tax jurisdictions. In all other foreign tax jurisdictions, we are currently not considering projections of future taxable income to determine the realizability of our deductible differences and carryforwards. As of June 30, 2006, we have a valuation allowance of $1.4 million related to our UK operations and another $134,000 related to other international operations.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this pronouncement on June 15, 2005, with no material impact on its consolidated results of operations, financial position or cash flows.

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

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

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

In March 2006, the EITF issued EITF No. 05-01, “Accounting for the Conversion of an Instrument that Became Convertible upon the Issuer’s Exercise of a Call Option.” This issue requires that the issuance of equity securities to settle a debt instrument that became convertible on the issuer’s exercise of a call option be accounted for as a conversion if the debt instrument contains a substantive conversion feature as of its issuance date. Absent a substantive conversion feature, it should be accounted for as a debt extinguishment. EITF No. 05-01 is effective for periods beginning after June 28, 2006. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial position or cash flows and will adopt it on the effective date.

In March 2006, the EITF issued EITF No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF No. 06-03 requires that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22. In addition, if any of such taxes are reported on a gross basis, a company should disclose, on an aggregate basis, the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amount are significant. This issue will be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company currently reports Revenue on a net basis. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial position or cash flows and will adopt it on or before the effective date.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial position or cash flows and will adopt it on or before the effective date.

Industry and Business Environment

As one of the leading providers of wellhead process equipment, systems and services used in the production of oil and gas, our revenue and results of operations are closely tied to demand for oil and gas products and spending by oil and gas companies for exploration and development of oil and gas reserves. These companies generally invest more in exploration and development efforts during periods of favorable oil and gas commodity prices, and invest less during periods of unfavorable oil and gas prices. As supply and demand change, commodity prices fluctuate, producing cyclical trends in the industry. During periods of lower demand, revenue for service providers such as NATCO generally decline, as existing projects are completed, new projects are postponed and pricing decreases due to competitive pressures. During periods of recovery or growth, revenue for process equipment providers can lag behind the industry due to the timing of new project awards.

Changes in commodity prices have impacted our business over the past several years. The following table summarizes the average price of domestic crude oil and Brent crude oil per barrel, the wellhead price of natural gas per thousand cubic feet (“mcf”), as published by the U.S. Department of Energy; the number of rotary drilling rigs in operation, as published by Baker Hughes Incorporated, for the six months ended June 30, 2006 and 2005, as well as averages for the years ended December 31, 2005 and 2004:

	Six Months Ended June 30,		Twelve Months Ended December 31,
	2006	2005	2005	2004
Average price of crude oil per barrel in the U.S.	$66.89	$51.41	$56.54	$41.47
Average price of Brent crude oil per barrel	$65.69	$49.69	$54.47	$38.26
Average wellhead price of natural gas per mcf in the U.S.	$6.84	$5.95	$7.52	$5.50
Average U.S. rig count	1,576	1,308	1,380	1,190
Average International rig count (excludes North America)(1)	904	856	850	781

(1)	The Iran and Sudan rig counts were discontinued from the Baker Hughes publication beginning January 2006. For comparative purposes, the 2005 and 2004 rig count numbers presented above exclude Iran and Sudan.

Historically, we have viewed operating rig counts as a benchmark of spending in the US oil and gas industry for exploration and development efforts. Our standard and traditional equipment sales, parts and services business generally correlates to changes in rig activity, but tends to lag behind the North American rig count trend.

From a longer-term perspective, the US Department of Energy projects that the worldwide and US demand for and consumption of petroleum and natural gas products will increase through 2030, with expected global higher consumption rates, driven by demand for refined products and the use of natural gas to power plants that generate electricity. As demand grows and reserves in the United States decline, producers and service providers in the oil and gas industry may continue to rely more heavily on global sources of energy and expansion into new markets. The industry continues to seek more innovative and technologically efficient means to extract hydrocarbons from existing fields, as production profiles change. As a result, additional and more complex equipment may be required to produce oil and gas from these fields. Also, many new oil and gas fields produce lower quality or contaminated hydrocarbon streams, requiring more complex production equipment. In general, these trends should increase the demand for our products and services.

Results of Operations

The following discussion of our historical results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 (unaudited)

Consolidated

Revenue and Gross Profit

	Three Months Ended June 30,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentage change)
Revenue(1)	$128,706	$94,648	$34,058	36%
Cost of goods sold and services(1)	93,721	72,250	21,471	30%

Gross profit	$34,985	$22,398	12,587	56%
Gross margin	27%	24%	3%	13%

(1)	The table above includes inter-segment elimination amounts for both revenue and cost of goods sold and services of $5.5 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively.

Revenue. Revenue of $128.7 million for the three months ended June 30, 2006 increased $34.1 million, or 36%, from $94.6 million for the three months ended June 30, 2005 as a result of increased business activity from each of our three operating segments, particularly in the Oil & Water Technologies segment.

Gross Profit. Gross profit for the three months ended June 30, 2006 increased $12.6 million, or 56%, to $35.0 million, compared to $22.4 million for the three months ended June 30, 2005. As a percentage of revenue, gross margin was 27% and 24% for the quarters ended June 30, 2006 and June 30, 2005, respectively.

Oil & Water Technologies Segment

	Three Months Ended June 30,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentage change)
Revenue	$95,572	$72,590	$22,982	32%
Cost of goods sold and services	74,413	58,247	16,166	28%

Gross profit	$21,159	$14,343	$6,816	48%
Gross margin	22%	20%	2%	10%

Oil & Water Technologies segment revenue increased $23.0 million, or 32%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. $11.4 million of the increase was attributable to an increase in the built-to-order Oil & Water Technologies projects associated with increased activity in the international oil and gas market and $11.6 million of the increased revenues were from higher North American activities reflecting rig count trend, increased productivity through owned facilities and an increase in subcontractor activities in North America.

Inter-segment revenues for this business segment were $4.0 million for the three months ended June 30, 2006 compared to $232,000 for the three months ended June 30, 2005.

Gross profit for the Oil & Water Technologies segment increased $6.8 million, or 48%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005 primarily due to the increase in sales partially offset with an estimated loss provision recorded for projected cost overruns on one of our projects amounting to approximately $1.0 million. As a percentage of revenue, gross margin was 22% and 20% for the three month period ended June 30, 2006 and 2005, respectively. The increase in gross margin, net of the recorded loss provision, reflected the favorable impact of increased business, pricing impact and overall job execution process improvements.

Gas Technologies Segment

	Three Months Ended June 30,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentage change)
Revenue	$16,779	$7,277	$9,502	131%
Cost of goods sold and services	7,844	2,370	5,474	231%

Gross profit	$8,935	$4,907	$4,028	82%
Gross margin	53%	67%	(14)%	(21)%

Revenue of $16.8 million for the three months ended June 30, 2006 for the Gas Technologies segment increased $9.5 million, or 131%, compared to $7.3 million for the three months ended June 30, 2005. This increase was due primarily to the $8.0 million South East Asian built-to-order project and a 1.5 million increase in membrane sales.

Gross profit for the Gas Technologies segment for the three months ended June 30, 2006 increased $4.0 million, or 82%, compared to the three months ended June 30, 2005. This increase was due primarily to higher built-to-order project and membrane replacement activity. Gross margin, as a percentage of revenue, was 53% and 67% for the three months ended June 30, 2006 and 2005, respectively. The decrease in gross margin reflects the project mix primarily attributable to the higher percentage of built-to-order projects in the quarter, which generally have lower margins than membrane sales and CO2 processing operations.

Automation & Controls Segment

	Three Months Ended June 30,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentage change)
Revenue	$21,817	$15,829	$5,988	38%
Cost of goods sold and services	16,926	12,681	4,245	33%

Gross profit	$4,891	$3,148	$1,743	55%
Gross margin	22%	20%	2%	10%

Revenue for the Automation & Controls segment of $21.8 million for the three months ended June 30, 2006 increased $6.0 million, or 38%, compared to $15.8 million for the three months ended June 30, 2005. This increase was primarily due to the continued Gulf of Mexico field services work related to the after-effects of hurricanes Katrina and Rita of approximately $3.0 million and packaged automation product sales contributing approximately $3.0 million.

Inter-segment revenues for this business segment were $1.5 million for the three months ended June 30, 2006, compared to $816,000 for the three months ended June 30, 2005.

Gross profit for the Automation & Controls segment increased $1.7 million, or 55%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase was primarily due to the increased revenues. Gross margins, as a percentage of revenues, was 22% and 20% for the three months ended June 30, 2006 and 2005, respectively. The improvement in gross margin reflects the higher business activity as well as improved pricing.

Selling, General and Administrative Expense. Selling, general and administrative expense of $16.7 million for the three months ended June 30, 2006, increased $1.9 million, or 13%, compared to the three months ended June 30, 2005. This increase was attributable to an approximate $700,000 increase in incentive compensation related to increased income results. An additional $1.2 million increase was primarily due to higher support expenses related to increased business activity that included approximately $500,000 in distribution and services expenses, related to standard and traditional equipment sales partially offset with reduced overhead and other expenses.

Overall headcount increased from 1,732 employees at June 30, 2005 to 1,890 employees at June 30, 2006 primarily in our manufacturing and field service staffing levels as a direct result of the higher business activity.

Depreciation and Amortization Expense. Depreciation and amortization expense of $1.4 million for the three months ended June 30, 2006, increased $86,000, or 6%, compared to the three months ended June 30, 2005. The increase was attributable primarily to depreciation from the addition of operating equipment and to the amortization of intangible assets associated with our investment in a joint venture that fabricates a pilotless burner ignition system for controlling gas-fired heaters used in connection with oil and gas wellhead equipment.

Closure, Severance and Other. Closure, severance and other expenses of $193,000 for the three months ended June 30, 2006 represented additional charges related to severance expense associated with a former employee from a restructuring plan that was initiated in the fourth quarter of 2004. Closure, severance and other expenses of $48,000 for the three months ended June 30, 2005 represented closure costs related to the December 2004 restructuring plan.

Interest expense. Interest expense of $727,000 for the three months ended June 30, 2006 decreased by $349,000, or 32%, compared to the three months ended June 30, 2005 due to reductions in outstanding debt and lower bank fees, partially offset by higher interest rates.

Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement liability of $50,000 for the three months ended June 30, 2006 decreased $160,000, or 76%, compared to the three months ended June 30, 2005, primarily due to plan amendments that included the reductions of certain benefits.

Interest Income. Interest income of $55,000 for the three months ended June 30, 2006 increased $42,000 compared to the three months ended June 30, 2005, reflecting the higher cash balances during the current period and higher interest rates.

Other, net. Other, net was a net loss of $578,000 for the three months ended June 30, 2006, related primarily to net realized and unrealized foreign exchange transaction losses in our UK and Canadian operations. Other, net was a net loss of $474,000 for the three months ended June 30, 2005 related primarily to net realized and unrealized foreign currency exchange transaction losses and expense related to the change in valuation of the then outstanding warrants to purchase our common stock.

Provision for Income Taxes. Income tax expense for the three months ended June 30, 2006 was $5.8 million compared to $1.9 million for the three months ended June 30, 2005. The change in tax expense was primarily attributable to an increase in pre-tax income to $15.4 million for the three months ended June 30, 2006 from pre-tax income of $4.5 million for the three months ended June 30, 2005. The effective tax rate for the three months ended June 30, 2006 was 38.0% compared to 42.9% for the three months ended June 30, 2005. The decrease in the effective tax rate was primarily attributable to a decrease in permanent differences due to the mark-to-market expense on warrants exercised in 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005 (unaudited)

Consolidated

Revenue and Gross Profit

	Six Months Ended June 30,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentage change)
Revenue(1)	$246,474	$183,304	$63,170	34%
Cost of goods sold and services(1)	180,080	139,621	40,459	29%

Gross profit	$66,394	$43,683	$22,711	52%
Gross margin	27%	24%	3%	13%

(1)	The table above includes inter-segment elimination amounts for both revenues and cost of goods sold and services of $6.3 million and $2.4 million for the six months ended June 30, 2006 and 2005, respectively.

Revenue. Revenue of $246.5 million for the six months ended June 30, 2006 increased $63.2 million, or 34%, from $183.3 million for the six months ended June 30, 2005 as a result of increased business activity from each of our three operating segments, particularly in the Oil & Water Technologies segment.

Gross Profit. Gross profit for the six months ended June 30, 2006 increased $22.7 million, or 52%, to $66.4 million, compared to $43.7 million for the six months ended June 30, 2005. As a percentage of revenues, gross margin was 27% and 24% for the quarters ended June 30, 2006 and June 30, 2005, respectively.

Oil & Water Technologies Segment

	Six Months Ended June 30,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentage change)
Revenue	$180,641	$139,595	$41,046	29%
Cost of goods sold and services	140,261	112,407	27,854	25%

Gross profit	$40,380	$27,188	$13,192	49%
Gross margin	22%	20%	2%	10%

Oil & Water Technologies segment revenue increased $41.0 million, or 29%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Approximately $26.0 million of this increase was due to international and domestic increased business activities and project awarding along with improved job execution in built-to-order projects both domestically and internationally. Approximately $15.0 million increase was due to continued strength in sales of our traditional and standard equipment and services.

Inter-segment revenues for this business segment were $4.0 million for the six months ended June 30, 2006, compared to $523,000 for the six months ended June 30, 2005.

Gross profit for the Oil & Water Technologies segment increased $13.2 million, or 49%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. $5.9 million of the increase was due to escalating activity in built-to-order projects both domestically and internationally and $7.0 million of the increase was due to our continued strength in sales of our traditional and standard equipment and services. Increased profitability and margin were also reflected of job execution improvements as well as pricing increases especially in North American activities. As a percentage of revenues, gross margin was 22% and 20% for the six month periods ended June 30, 2006 and 2005, respectively.

Gas Technologies Segment

	Six Months Ended June 30,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentage change)
Revenue	$29,481	$15,174	$14,307	94%
Cost of goods sold and services	12,950	5,150	7,800	151%

Gross profit	$16,531	$10,024	$6,507	65%
Gross margin	56%	66%	(10)%	(15)%

Revenue of $29.5 million for the six months ended June 30, 2006 for the Gas Technologies segment increased $14.3 million, or 94%, compared to $15.2 million for the six months ended June 30, 2005. This increase was primarily due to higher built-to-order project activity levels of $10.9 million (primarily related to a major South East Asian project), increased membrane sales of $2.5 million and higher CO2 processing revenues of $850,000.

There were no inter-segment revenues for this business segment for the six months ended June 30, 2006 and 2005.

Gross profit for the Gas Technologies segment for the six months ended June 30, 2006 increased $6.5 million, or 65%, compared to the six months ended June 30, 2005. Gross margin as a percentage of revenue for Gas Technologies was 56% and 66% for the six-month periods ended June 30, 2006 and 2005, respectively. The decrease in gross margin reflects the project mix primarily attributable to the higher percentage of built-to-order projects during the year, which generally have lower margins than membrane sales and CO2 processing operations.

Automation & Controls Segment

	Six Months Ended June 30,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentage change)
Revenue	$42,689	$30,981	$11,708	38%
Cost of goods sold and services	33,206	24,510	8,696	35%

Gross profit	$9,483	$6,471	$3,012	47%
Gross margin	22%	21%	1%	5%

Revenue for the Automation & Controls segment of $42.7 million increased $11.7 million, or 38%, for the six months ended June 30, 2006, compared to $31.0 million for the six months ended June 30, 2005. This increase was primarily due to the continued Gulf of Mexico field services work related to the after effects of hurricanes Katrina and Rita of approximately $3.7 million, an increase in the packaged automation product sales contributing approximately $5.8 million and an increase in our International field service work primarily in Angola and Kazakhstan of approximately $2.2 million.

Inter-segment revenues for this business segment were $2.3 million for the six months ended June 30, 2006 compared to $1.9 million for the six months ended June 30, 2005.

Gross profit for the Automation & Controls segment increased $3.0 million, or 47%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase was primarily due to the increased revenues. Gross margin as a percentage of revenue was 22% and 21% for the six months ended June 30, 2006 and 2005, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense of $33.7 million for the six months ended June 30, 2006, increased $4.7 million, or 16%, compared to the six months ended June 30, 2005. Approximately $700,000 of the increase was in selling and pre-ordering engineering expenses and $1.0 million was in distribution and services expenses attributable to the higher business activity. An additional $1.6 million increase was primarily due to higher support expenses related to increased business activity and an approximate $1.0 million of higher incentive compensation related to increased income results.

Overall headcount increased from 1,732 employees at June 30, 2005 to 1,890 employees at June 30, 2006 primarily in our manufacturing and field service staffing levels as a direct result of the higher business activity.

Depreciation and Amortization Expense. Depreciation and amortization expense of $2.9 million for the six months ended June 30, 2006, increased $210,000, or 8%, compared to the six months ended June 30, 2005. The increase was attributable primarily to depreciation from the addition of operating equipment and to the amortization of intangible assets associated with our investment in a joint venture that fabricates a pilotless burner ignition system for controlling gas-fired heaters used in connection with oil and gas wellhead equipment.

Closure, severance and other. Closure, severance and other expenses of $245,000 for the six months ended June 30, 2006 represented additional charges related to severance expense associated with a former employee from a restructuring plan that was initiated in the fourth quarter of 2004. Closure, severance and other expenses of $90,000 for the six months ended June 30, 2005 represented $40,000 of valuation adjustment charge related to severance expense associated with a former employee from a restructuring plan that was recorded in the fourth quarter of 2004 and $50,000 representing other closure costs.

Interest expense. Interest expense of $1.4 million for the six months ended June 30, 2006 decreased by $660,000, or 32%, compared to the six months ended June 30, 2005 due primarily to reduced debt levels, lower bank fees partially offset from higher interest rates.

Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement liability of $100,000 for the six months ended June 30, 2006 decreased $320,000, or 76%, compared to the six months ended June 30, 2005, primarily due to plan amendments that included the reductions of certain benefits.

Interest Income. Interest income of $119,000 for the six months ended June 30, 2006 increased $54,000, or 83%, compared to the six months ended June 30, 2005 reflecting the higher cash balances during the current period and higher interest rates.

Other, net. Other, net was a net loss of $129,000 for the six months ended June 30, 2006, related primarily to net realized and unrealized foreign exchange transaction gains in our UK operations of $202,000 offset by foreign exchange transaction losses in our Canada and Japan operations of $257,000 and $47,000 respectively. Other, net was a net loss of $394,000 for the six months ended June 30, 2005 related primarily to net realized and unrealized foreign currency exchange transaction gains from foreign operations of $180,000, offset by $549,000 of expense related to the change in valuation of the then outstanding warrants to purchase our common stock.

Provision for Income Taxes. Income tax expense for the six months ended June 30, 2006 was $10.7 million compared to $3.7 million for the six months ended June 30, 2005. The change in tax expense was primarily attributable to an increase in pre-tax income to $28.0 million for the six months ended June 30, 2006 from pre-tax income of $9.1 million for the six months ended June 30, 2005. The effective tax rate for the six months ended June 30, 2006 was 38.0% compared to 40.4% for the six months ended June 30, 2005. The decrease in the effective tax rate was primarily attributable to a decrease in permanent differences due to the mark-to-market expense on warrants exercised in 2005.

Liquidity and Capital Resources

Financial Condition and Liquidity

The 2004 term loan and revolving credit facilities originally set to mature on March 15, 2007 were replaced by revolving credit facilities providing for an aggregate borrowing capacity of up to $85.0 million on July 12, 2006. We believe our cash from operations and borrowing capacity are adequate for our current financing and working capital needs. We intend to consider and, if feasible, to make strategic acquisitions of other companies, assets and product lines that complement our existing businesses. We cannot assure we will be able to successfully identify suitable acquisition opportunities, complete any particular acquisition or be able to finance a transaction.

Debt Facilities

We maintain revolving credit facilities, as well as a working capital facility for export sales.

2004 Term Loan and Revolving Credit Facilities

Our 2004 term loan and revolving credit facilities, in effect from March 2004 to July 12, 2006, provided for a term loan of $45.0 million and a revolving credit facility providing for aggregate additional borrowings of $35.0 million, consisting of a US revolving facility with a borrowing capacity of $20.0 million, a Canadian revolving facility with a borrowing capacity of $5.0 million, and a UK revolving credit facility with a borrowing capacity of $10.0 million. These facilities were to mature on March 15, 2007.

Beginning in June 2004, the 2004 term loan and revolving credit facilities required quarterly payments of $1.6 million. We borrowed funds under the 2004 term loan and revolving credit facilities to retire debt outstanding under a prior term loan and revolving credit facilities as of March 15, 2004. At June 30, 2006 we have not classified any portion of this loan as current due to the refinancing on July 12, 2006.

In 2006, we prepaid $4.4 million of the 2004 term loan and revolving credit facilities, of which $3.0 million was prepaid in the quarter ended June 30, 2006. In 2005, we prepaid $6.4 million of the 2004 term loan and revolving credit facilities. Additionally, we prepaid $1.1 million, representing the remaining balance, on the long term promissory note on our manufacturing facility in Magnolia, Texas.

We incurred an additional $995,000 of deferred loan costs related to the 2004 term loan and revolving credit facilities, which we amortized as interest expense. We also incurred approximately $115,000 of deferred loan cost primarily during the first quarter of 2005 associated with an amendment to the 2004 term loan and revolving credit facilities. This additional cost was amortized over the term of the amendment, which ended June 2005.

The 2004 term loan and revolving credit facilities agreement provided for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the facilities, and ranging from, at our election, (1) a high of LIBOR plus 2.75% to a low of LIBOR plus 2.00% or (2) a high of a Base Rate plus 1.75% to a low of a Base Rate plus 1.00%. We paid commitment fees related to this agreement on the undrawn portion of the facility, 0.375% as of June 30, 2006, depending upon the ratio of Funded Debt to EBITDA.

We had borrowings of $19.8 million outstanding under the term loan portion of the 2004 term loan and revolving credit facility at June 30, 2006, which bore interest at 7.13% to 9.25% with a weighted average interest rate of 7.49%. There were no borrowings outstanding for the revolving credit portion of the 2004 term loan and revolving credit facilities at June 30, 2006. We had letters of credit outstanding under the 2004 term loan and revolving credit facilities of $9.1 million at June 30, 2006. Availability under our 2004 term loan and revolving credit facilities is reduced by the amount of our outstanding letters of credit and loans. Fees related to these letters of credit at June 30, 2006 were approximately 2.00% of the outstanding balance. These letters of credit support contract performance and warranties and were to expire at various dates through June 2008.

We and our operating subsidiaries guaranteed our 2004 term loan and revolving credit facilities agreement, which were secured by a first lien or first priority security interest in or pledge of substantially all of the assets of the borrowers and certain subsidiaries, including accounts receivable, inventory, equipment, intangibles, equity interests in US subsidiaries, 66 1/3% of the equity interest in active, non-US subsidiaries and interests in certain contracts. Our assets and our active US subsidiaries secure the US, Canadian and UK revolving facilities, assets of our Canadian subsidiary also secure the Canadian facility and assets of our UK subsidiaries also secure the UK facility. The US facility was guaranteed by each of our US subsidiaries, while the Canadian and UK facilities were guaranteed by us, each of our US subsidiaries and the Canadian subsidiary or the UK subsidiaries, as applicable.

The 2004 term loan and revolving credit facilities agreement contained restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio and a minimum net worth requirement. We were in compliance with all restrictive debt covenants in our loan agreements as of June 30, 2006.

2006 Revolving Credit Facilities

On July 12, 2006, we entered into a new revolving facilities agreement, referred to as the 2006 revolving credit facilities of $85.0 million consisting of a US revolving facility with a borrowing capacity of $65.0 million, a Canadian revolving facility with a borrowing capacity of $5.0 million and a UK revolving facility with a borrowing capacity of $15.0 million, and terminated the term loan and revolving credit facilities agreement dated March 15, 2004. The 2006 revolving credit facilities are scheduled to mature on June 30, 2011. The borrowing capacities under the 2006 revolving credit facilities agreement are not subject to any monthly borrowing base limitations. In addition to the base commitments, the new facilities permit the Company to require an increase in the aggregate borrowing capacity by $50 million if certain requirements are met.

The 2006 revolving credit facilities agreement provides for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility (“EBITDA”), and ranging from, at the Company’s election, (1) a high of the London Interbank Offered Rate (“LIBOR”) plus 2.00% to a low of LIBOR plus 1.00% or (2) a high of a Base Rate plus 1.00% to a low of a Base Rate plus 0.00%. The Company will pay commitment fees related to this agreement on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which were calculated at 0.25% at July 12, 2006. Aggregate borrowings of $18.0 million were outstanding under 2006 revolving credit facilities at July 12, 2006, which bore interest at an average rate of 8.25%. The Company prepaid $1.8 million of the 2004 term loan and revolving credit facilities on July 12, 2006. The Company had letters of credit outstanding under the 2004 term loan and revolving credit facilities of $9.3 million at that date, which became outstanding under the 2006 revolving credit facilities agreement. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at July 12, 2006. These letters of credit support contract performance and warranties and expire at various dates through June 2008.

The 2006 revolving credit facilities agreement is secured by a first lien or first priority security interest in or pledge of substantially all of the assets of the borrowers and certain subsidiaries, including accounts receivable, inventory, equipment, intangibles, equity interests in US subsidiaries, 66 1/3% of the equity interest in active, non-US subsidiaries and interests in certain contracts. Assets of the Company and its active US subsidiaries secure the US, Canadian, UK revolving facilities, assets of the Company’s Canadian subsidiary also secure the Canadian facility and assets of the Company’s UK subsidiaries also secure the UK facility. The US facility is guaranteed by each US subsidiary of the Company, while the Canadian and UK facilities are guaranteed by NATCO Group Inc., each of its US subsidiaries and the Canadian subsidiary or the UK subsidiaries, as applicable.

The 2006 revolving credit facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio and impose a minimum net worth requirement. Pursuant to the 2006 revolving credit facilities, NATCO is not permitted to make any distributions of any property or cash to the Company or its stockholders other than dividends required under its Series B Preferred Stock and certain other dividends not to exceed, in the aggregate, $3.0 million per year, if certain conditions related to Funded Debt to EBITDA and borrowing capacity are met, or $1.5 million per year, in the aggregate, if such conditions are not met. Subject to certain restrictions, the Company also has the ability to buy back up to $25.0 million in value of its common stock.

Promissory Note on Real Estate Loan

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

Export Sales Facility

On July 23, 2004, the Company and two of its subsidiaries entered into an international revolving credit facilities with Wells Fargo HSBC Trade Bank, N.A. providing for letters of credit and loans of up to $10.0 million, subject to borrowing base limitations. This working capital facility for export sales is secured by specific project inventory and receivables, as well as certain other inventory, accounts receivable and equipment, and is partially guaranteed by the US Export-Import Bank. Loans under this facility mature on March 31, 2007, and bear interest at either (1) a Base Rate, as defined in the agreement, less 0.25% or (2) LIBOR plus 2.00%, at the Company’s election. This facility replaced a similar export sales credit facility that terminated on July 23, 2004. Letters of credit outstanding under this facility as of June 30, 2006 were $6.8 million. This facility had fees related to letters of credit of approximately 1.00% of the outstanding balance for the period January 1, 2006 to June 30, 2006. In addition, we had unsecured letters of credit and bonds totaling $212,000 at June 30, 2006.

As of June 30, 2006, available borrowing capacity under the 2004 term loan and revolving credit was $25.5 million. As of July 12, 2006, the available borrowing capacity under the 2006 revolving credit facilities was $54.3 million. Although no assurances can be given, we believe that our operating cash flow, supported by our borrowing capacity, will be adequate to fund operations for at least the next twelve months. Should we decide to pursue acquisition opportunities, the determination of our ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

Working capital

As of June 30, 2006, we had cash and other working capital of $9.2 million and $72.0 million respectively, compared to $9.2 million and $49.1 million as of December 31, 2005, respectively. The increase in working capital from December 31, 2005 to June 30, 2006 of $22.9 million was due to the increase in trade receivables and inventory, primarily work in progress attributable to increased business activity.

Cash Flow

	For the Six Months Ended June 30,
	2006	2005
	(in thousands)
	(Unaudited)
Net cash provided by (used in):
Operating activities	$9,305	$6,153
Investing activities	(2,856)	(875)
Financing activities	(6,882)	(6,648)
Effect of exchange rate changes on cash and cash equivalents	430	455

Net increase (decrease) in cash	$(3)	$(915)

Net cash provided by operating activities for the six months ended June 30, 2006 was $9.3 million compared to $6.1 million provided by operating activities for the six months ended June 30, 2005. The increase in net cash provided by operating activities in 2006, compared to 2005 was largely due to the significant increase in net income in the six months ended June 30, 2006 versus 2005 as adjusted for non-cash items and offset by a significant increase in working capital consisting primarily of higher trade receivables and inventories, as a result of increased business activity. Trade receivables will fluctuate depending on business levels, invoice terms, timing of collections and, for large projects particularly, achieving contractual milestones that permit invoicing for interim payments.

Net cash used in investing activities for the six months ended June 30, 2006 was $2.9 million compared to net cash used in investing activities of $875,000 for the six months ended June 30, 2005. The primary use of funds for the six months ended June 30, 2006 was for capital expenditures of $2.5 million and investment in other long-term intangible assets of $412,000. The primary use of funds for the six months ended June 30, 2005 was for capital expenditures of $1.8 million, offset by $928,000 in proceeds from the sale of certain operating assets.

Net cash used in financing activities for the six months ended June 30, 2006 and 2005 was $6.9 million and $6.6 million, respectively. The primary use of cash for the six months ended June 30, 2006 was repayment of debt under revolving lines of credit and long-term debt totaling $7.6 million, of which $4.4 million represented prepayment of the 2004 term loan and revolving credit facilities, $2.9 million related to bank overdrafts and $750,000 related to dividends paid to our preferred stockholders. Sources of cash for the six months ended June 30, 2006 were $1.1 million of proceeds from the exercise of stock options along with $2.3 million attributable to the tax benefit of stock options exercised and restricted stock vested.

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

Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder, into (1) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares) at June 30, 2006, and (2) a cash payment equal to the amount of dividends on such share that have accrued since the prior semi-annual dividend payment date.

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

If we were to fail to pay dividends for two consecutive periods or any redemption price due with respect to the Series B Preferred Shares for a period of 60 days following the payment date, we would be in default under the terms of such shares. During a default period, (1) the dividend rate on the Series B Preferred Shares would increase to 10.25% and (2) we would be restricted from paying dividends on, or redeeming or acquiring our common or other outstanding stock, with limited exceptions. If we were to fail to set aside or make payments in cash of any redemption price due with respect to the Series B Preferred Shares, and the holders elect, our right to redeem the shares may be terminated.

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

Bookings and Backlog

Bookings

The Company’s bookings for the three months and six months ended June 30, 2006 and 2005 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited, in thousands)
Bookings:
Oil & Water Technologies.	$81,062	$103,712	$193,877	$181,792
Gas Technologies	61,057	5,869	81,593	17,404
Automation & Controls.	18,764	16,713	39,758	30,857

Total bookings	$160,883	$126,294	$315,228	$230,053

Our bookings were $160.9 million compared to $126.3 million for the three months ended June 30, 2006 and 2005, and $315.2 million compared to $230.1 million for the six months ended June 30, 2006 and 2005, respectively. Bookings decreased $22.6 million or 22% in the Oil & Water Technologies segment primarily due to the timing of built-to-order projects, increased $55.2 million in the Gas Technologies segment primarily due to a $46.0 million CO2 membrane plant award along with additional membrane replacement orders and an increase of $2.1 million or 12% in the Automation & Controls segment primarily due to an increase in our time and material work in the Gulf of Mexico for the three months ended June 30, 2006 when compared to the three months ended June 30, 2005.

Backlog

The Company’s backlog as of June 30, 2006 and December 31, 2005 were:

	As of June 30, 2006	As of December 31, 2005
	(unaudited)
	(in thousands)
Backlog:
Oil & Water Technologies	$167,017	$149,772
Gas Technologies	62,538	10,426
Automation & Controls	10,224	10,826

Total backlog	$239,779	$171,024

Our sales backlog at June 30, 2006 was $239.8 million, compared to $171.0 million at December 31, 2005. Backlog increased by $17.2 million in the Oil & Water Technologies segment, increased by $52.1 million in the Gas Technologies segment and decreased by $0.6 million in the Automation & Controls segment from December 31, 2005 to June 30, 2006.

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

Our financial instruments are subject to changes in interest rates, including our revolving credit and term loan facilities and our working capital facility for export sales. At June 30, 2006, we had borrowings of $19.8 million outstanding under the term loan portion of the 2004 term loan and revolving credit facilities, at interest rates of 7.13% and 9.25%. We have replaced our 2004 term loan and revolving credit facilities on July 12, 2006 as discussed in detail in Note 8, Debt.

Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. Assuming our current level of borrowings, a 100 basis point increase in interest rates under our variable interest rate facilities would decrease our current quarter net income and our cash flow from operations by $31,000. In the event of an adverse change in interest rates, we could take action to mitigate our exposure. However, due to the uncertainty of actions that could be taken and the possible effects, this calculation assumes no such actions. Furthermore, this calculation does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

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

As of June 30, 2006, we carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the surrenders of the Company’s equity securities during the three months ended June 30, 2006:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to 30, 2006
May 1 to 31, 2006
June 1 to 30, 2006	450	$32.51

Three months ended June 30, 2006	450

(1)	This acquisition of equity securities was the result of the surrender of restricted stock to pay required tax withholding on the lapse of restrictions on the restricted stock, pursuant to the terms of the Company’s shareholder approved equity compensation plans and the terms of the equity grants pursuant to those plans.
(2)	The purchase price of a share of stock used for tax withholding is the price of the stock on the date of lapse of the restrictions of the restricted stock, based on the average of the high and low reported sales prices of the Company’s common stock on that date.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of NATCO Group Inc. was held on May 10, 2006 in Houston, Texas. At the annual meeting, the holders of 14,637,550 shares of NATCO common stock out of 16,966,052 common shares entitled to vote as of the record date and holders of 15,000 shares of preferred stock having voting power equivalent to 1,921,845 shares of common stock out of 15,000 preferred shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum. Holders of common stock and preferred stock voted as a single class on all proposals, resulting in 16,559,395 total voting shares present at the meeting and 18,887,897 total voting shares as of the record date.

Proposals submitted to a vote of security holders were:

(1) Election of two Class II members of the Board of Directors, each to hold office for a three-year term expiring at the annual meeting of stockholders in 2009.

	Number of Voting Shares
	For	Withheld	Broker Non-Vote
Keith K. Allan	16,551,371	8,024	—
George K. Hickox, Jr.	16,551,271	8,124	—

(2) Ratification of KPMG LLP as our independent public accountants for the fiscal year ending December 31, 2006.

Number of Voting Shares
For	Against	Abstained
16,395,783	160,875	2,737

(3) Approval of the NATCO Group Inc. 2006 Long-Term Incentive Compensation Plan:

Number of Voting Shares
For	Against	Abstained
8,500,742	6,062,081	1,717

Each of the proposals was approved by the requisite number of votes necessary for its adoption. Subsequent to the adoption of the 2006 Long-Term Incentive Compensation Plan by the stockholders, and consistent with its authority under the plan approved by the stockholders, the Board of Directors approved certain amendments to the plan to provide for: 1) a minimum one-year restriction on performance awards and a minimum three-year restriction on tenure awards regardless of the recipient’s position at the Company with regard to full value awards granted under Sections 8, 9 and 10; 2) the Committee (as defined in the Plan) being unable to waive such restriction periods except in the case of death, disability, retirement, involuntary separation without cause or change in control; and 3) amendment of the Amendment and Termination section to require stockholder approval in the case of a material modification of the eligibility requirements for plan participation. A copy of the amended and restated plan is included as Exhibit 10.1 to this report.

Item 5. Other Events

On August 8, 2006, NATCO Group Inc. announced that Richard W. FitzGerald was resigning from his position of Senior Vice President and Chief Financial Officer of the Company. His resignation is effective August 23, 2006. John U. Clarke, Chairman and Chief Executive Officer of the Company, will act as chief financial officer following Mr. FitzGerald’s departure, until a permanent replacement is named. A copy of the press release announcing these matters is attached as Exhibit 99.1 and is incorporated into this report by reference.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amended and Restated 2006 Long-Term Incentive Compensation Plan

31.1	Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated August 8, 2006 regarding resignation of Chief Financial Officer effective August 23, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATCO GROUP INC.

Date: August 9, 2006	By:	/s/ JOHN U. CLARKE
John U. Clarke Chairman of the Board and Chief Executive Officer

Date: August 9, 2006	By:	/s/ RICHARD W. FITZGERALD
Richard W. FitzGerald Senior Vice President and Chief Financial Officer