Form 10-Q
period 2006-09-30
NATCO GROUP INC
filed 2006-11-09
CIK 1057693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of October 31, 2006, the issuer had outstanding 17,323,147 shares of common stock, par value $0.01 per share.

NATCO GROUP INC.

FORM 10-Q

For the Quarter Ended September 30, 2006

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,934	$9,198
Trade accounts receivable, less allowance for doubtful accounts of $1,862 and $1,123 as of September 30, 2006 and December 31, 2005, respectively	123,695	111,770
Inventories	48,434	37,194
Deferred income tax assets, net	4,309	3,465
Prepaid expenses and other current assets	3,614	3,612

Total current assets	200,986	165,239
Property, plant and equipment, net	32,852	33,263
Goodwill, net	81,199	80,891
Deferred income tax assets, net	2,917	3,329
Other assets, net	1,474	1,021

Total assets	$319,428	$283,743

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and other	$36,107	$48,720
Accrued expenses and other	47,489	41,781
Customer advanced billings and payments	42,825	18,272
Current portion of long-term debt	—	6,429
Income taxes payable	3,181	890

Total current liabilities	129,602	116,092
Long-term debt, excluding current installments	4,500	20,964
Long-term deferred tax liabilities	1,087	483
Postretirement benefits and other long-term liabilities	10,504	9,814

Total liabilities	145,693	147,353
Commitments and contingencies	—	—
Minority interest	380	—
Series B redeemable convertible preferred stock (aggregate redemption value of $15,000), $.01 par value. 15,000 shares authorized, issued and outstanding (net of issuance costs)	14,222	14,222
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares (of which 500,000 are designated as Series A and 15,000 are designated as Series B); no shares issued and outstanding (except Series B shares above)	—	—
Series A preferred stock, $.01 par value. Authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 17,313,147 and 16,914,052 shares as of September 30, 2006 and December 31, 2005, respectively	173	169
Additional paid-in-capital	111,640	101,671
Retained earnings	45,579	19,914
Treasury stock, no shares and 2,550 shares at cost as of September 30, 2006 and December 31, 2005, respectively	—	(22)
Accumulated other comprehensive income	1,741	436

Total stockholders’ equity	159,133	122,168

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$319,428	$283,743

See accompanying notes to unaudited consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Products	$104,248	$83,368	$309,261	$231,016
Services	27,930	19,032	69,390	54,688

Total	$132,178	$102,400	$378,651	$285,704
Cost of goods sold and services:
Products	$82,219	$66,593	$241,913	$186,493
Services	13,745	10,958	34,130	30,679

Total	$95,964	$77,551	$276,043	$217,172

Gross profit	$36,214	$24,849	$102,608	$68,532
Selling, general and administrative expense	19,964	14,645	53,688	43,647
Depreciation and amortization expense	1,299	1,276	4,163	3,931
Closure, severance and other	2,325	2,076	2,570	2,166
Interest expense	491	942	1,922	3,033
Interest cost on postretirement benefit liability	(100)	210	—	630
Interest income	(96)	(5)	(215)	(70)
Minority interest	400	—	380	—
Other, net	(2,213)	1,630	(2,084)	2,024

Income before income tax expense	$14,144	$4,075	$42,184	$13,171
Income tax expense	4,741	1,686	15,396	5,361

Net income	$9,403	$2,389	$26,788	$7,810
Preferred stock dividends	375	375	1,125	1,125

Net income allocable to common stockholders	$9,028	$2,014	$25,663	$6,685

Earnings per share:
—Basic	$0.53	$0.12	$1.53	$0.42
—Diluted	$0.49	$0.12	$1.40	$0.41
Weighted average number of shares of common stock:
—Basic	17,016	16,260	16,824	16,005
—Diluted	19,307	16,793	19,139	16,364

See accompanying notes to unaudited consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$26,788	$7,810
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	73	(560)
Depreciation and amortization expense	4,163	3,931
Non-cash interest expense	198	369
Write off of unamortized loan costs	160	—
Stock compensation expense	3,650	1,894
Tax benefit of stock options exercised	66	1,274
Minority interest	380	—
Revaluation of warrants	—	1,778
Interest cost on postretirement benefit liability	—	630
Net payments on postretirement benefit liability	(587)	(1,146)
Loss (Gain) on disposition of property, plant and equipment	272	(1,011)
Gain on sale of investment	(2,464)	—
Change in assets and liabilities:
Increase in trade accounts receivable	(8,907)	(14,061)
(Increase) decrease in inventories	(10,776)	5,711
Increase in prepaid expense and other current assets	(126)	(392)
(Increase) decrease in long-term assets	1,129	(566)
Decrease in accounts payable	(11,763)	(7,731)
Increase in accrued expenses and other	3,189	9,832
Increase in other income tax payable	2,292	—
Increase in customer advanced billings and payments	24,353	3,069

Net cash provided by operating activities	32,090	10,831

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(3,565)	(2,397)
Proceeds from sales of property, plant and equipment	48	2,340
Proceeds from sale of investment	3,000	—
Investments in joint venture	(412)	—

Net cash used in investing activities	(929)	(57)

Cash flows from financing activities:
Repayments under long-term revolving credit agreements	—	(3,936)
Repayments of long-term debt	(22,893)	(7,621)
Proceeds from stock issuances related to stock options, net	3,021	6,530
Excess tax benefit of stock options exercised and restricted stock	3,273	—
Change in bank overdrafts	(2,337)	(6)
Dividends paid	(750)	(750)
Deferred financing fees	(454)	(115)
Treasury shares acquired	(15)	—

Net cash used in financing activities	(20,155)	(5,898)

Effect of exchange rate changes on cash and cash equivalents	730	378

Increase in cash and cash equivalents	11,736	5,254
Cash and cash equivalents at beginning of period	9,198	2,194

Cash and cash equivalents at end of period	$20,934	$7,448

Cash payments for:
Interest	$1,404	$2,463
Income taxes	$9,631	$5,939

See accompanying notes to unaudited consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying consolidated interim financial statements and related disclosures are unaudited and prepared by NATCO Group Inc. pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim consolidated financial statements and the rules and regulations of the United States Securities and Exchange Commission. As permitted by these regulations, certain information and footnote disclosures that would typically be required in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, the Company’s management believes that these statements reflect all the normal recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented, so that these interim financial statements are not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filing for the year ended December 31, 2005.

To prepare financial statements in accordance with generally accepted accounting principles, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses incurred during the reporting period. Actual results could differ from those estimates.

References to “NATCO” and “the Company” are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

(2) Inventories

Inventories consisted of the following amounts:

	September 30, 2006	December 31, 2005
	(unaudited)
	(in thousands)
Finished goods	$9,861	$9,670
Work-in-process	24,141	15,138
Raw materials and supplies	20,874	17,180

Inventories at FIFO and weighted average	54,876	41,988
Excess of FIFO over LIFO cost	(6,442)	(4,794)

Net inventories	$48,434	$37,194

The Company’s net inventories as of September 30, 2006 and December 31, 2005 by valuation method are shown below:

	September 30, 2006	December 31, 2005
	(unaudited)
	(in thousands)
FIFO	$9,425	$7,556
Weighted average cost	832	845
LIFO	38,177	28,793

Net inventories	$48,434	$37,194

There were no reductions in LIFO layers as of September 30, 2006 and December 31, 2005.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts were as follows:

	September 30, 2006	December 31, 2005
	(unaudited)
	(in thousands)
Cost incurred on uncompleted contracts	$169,242	$109,757
Estimated earnings	52,068	34,419

	221,310	144,176
Less: Billings to date	226,450	128,516

	$(5,140)	$15,660

Included in the accompanying balance sheet under the captions:(1)
Trade accounts receivable	$37,425	$30,705
Customer advanced billings and payments	(42,565)	(15,045)

	$(5,140)	$15,660

(1)	“Trade accounts receivable” and “Customer advanced billings and payments” in this table relate only to major contracts and therefore do not agree to the balance sheet accounts “Trade accounts receivable” and “Customer advanced billings and payments.”

(4) Goodwill and Intangible Assets

In accordance with the Statement of Financial Accounting Standard No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets with indefinite lives, including goodwill, on an impairment basis, while intangible assets with a defined term, such as patents, are amortized over the useful life of the asset.

Goodwill

Net goodwill of $81.2 million and $80.9 million at September 30, 2006 and December 31, 2005 was comprised of $47.6 million and $47.4 million for the Oil & Water Technologies reporting unit, $29.2 million and $29.1 million for the Gas Technologies reporting unit, $4.4 million and $4.4 million for the Automation & Controls reporting unit, respectively. The increase of $308,000 in net goodwill was due entirely to a fluctuation in the exchange rates between the US currency and Canadian currency.

In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2005, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company tests each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the quarter ended September 30, 2006, as management noted no indications of goodwill impairment.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets

Intangible assets subject to amortization as of September 30, 2006 and December 31, 2005 were:

	As of September 30, 2006		As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited)
		(in thousands)
Type of intangible assets
Deferred financing fees	$858	$360	$1,112	$711
Patents	582	116	195	77
Other	693	195	621	128

Total	$2,133	$671	$1,928	$916

The increase in intangible assets for the nine months ended September 30, 2006 was primarily due to an investment in intangible assets during the first quarter of 2006 as a result of the Company’s purchase of a 50% ownership interest in a joint venture that fabricates a pilotless ignition system for controlling gas-fired heaters used in connection with oil and gas wellhead equipment.

Amortization expense of $71,000 and $310,000 was recognized related primarily to Deferred financing fees, Patents and Other for the three and nine months ended September 30, 2006, respectively, compared to $103,000 and $421,000 for the three and nine months ended September 30, 2005, respectively. During the third quarter of 2006, the Company recorded expense of $160,000 to write-off the majority of the remaining deferred financing fees associated with its 2004 term loan and revolving credit facilities which were refinanced as of July 12, 2006, as discussed in Note 8, Debt. The estimated aggregate amortization expense for these intangible assets for the fiscal year ending December 31, 2006 and for each of the following four fiscal years is: 2006—$380,000; 2007—$209,000; 2008—$209,000; 2009—$209,000; and 2010—$209,000. For segment reporting purposes, these intangible assets, net of the related accumulated amortization expense, were allocated to each segment.

(5) Warranty Costs

Estimated future warranty obligations related to products are charged to cost of goods sold in the period in which the related revenue is recognized. A tabular reconciliation of the changes in the Company’s aggregate product warranty liability included in the Company’s Consolidated Balance Sheet liability account “Accrued expenses and other” for the nine months ended September 30, 2006 is set forth below (unaudited, in thousands).

Balance at December 31, 2005	$2,773
Payments/charges	(1,968)
Net accruals	2,480
Foreign currency translation	110

Balance at September 30, 2006	$3,395

(6) Closure, Severance and Other

On December 15, 2005, the Board of Directors approved the final phase of restructuring the Company’s U.K. operations by consolidating the Gloucester, England office into our Camberley, England location. At September 30, 2006, the Company had a liability remaining of $149,000 with respect to this phase of the U.K.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restructuring. The Company finalized the rationalization of office lease expenses associated with vacating the Gloucester facility and accrued $2.3 million of estimated costs in the three months ended September 30, 2006. Other related operating costs incurred associated with the office consolidation during the nine months ending September 30, 2006 amounted to $349,000 of non-cash accelerated leasehold improvement amortization and $488,000 of relocation and other costs. As of September 30, 2006, the total estimated liability is $2.5 million, including foreign currency translation of $65,000.

Pursuant to an amendment to his then effective employment agreement with the Company, entered into in September 2005, Mr. Patrick M. McCarthy agreed to continue as President of the Company in exchange for certain benefits and payments which included, among other things, payment of certain severance benefits, a guaranteed bonus for 2005, acceleration of vesting of certain options, lapse in restrictions on a portion of his restricted stock awards and continuation of certain health benefits following termination. The Company recorded a charge of $1.2 million in the third quarter of 2005 related to this amendment, in addition to the previously accrued expense of $155,000 related to his 2005 bonus. On June 26, 2006, the Company and Mr. McCarthy entered into an amended and restated Employment Agreement (the “Employment Agreement”), which became effective July 1, 2006. Under the terms of the Employment Agreement, which was reviewed and approved by the Company’s Board of Directors, Mr. McCarthy was named as the Company’s President and Chief Operating Officer to serve until July 1, 2009. While the Company did not incur additional charges with respect to effectiveness of the Employment Agreement, it remains liable for the severance obligation under the former arrangement, to be paid upon Mr. McCarthy’s termination. At September 30, 2006, the Company had an aggregate liability of $938,000 related to this matter.

In July and December 2004, the Company recorded severance expense of $2.5 million and $1.3 million, respectively, related to the termination of two executives and certain other administrative and operating personnel in the U.S., U.K. and Canada. At September 30, 2006, the Company had an aggregate liability of $633,000 related to these matters.

Following is a summary of Closure, severance and other expense:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	2006	2005	2006	2005
	(unaudited, in thousands)
Severance	$49	$2,032	$293	$2,072
Closure cost	2,276	—	2,276	—
Contract expenses and other	—	44	1	94

	$2,325	$2,076	$2,570	$2,166

A roll forward of the Company’s accrued Closure, severance and other expense from December 31, 2005 to September 30, 2006 follows (unaudited, in thousands):

Balance at December 31, 2005	$2,197
Payments	(830)
Severance accrual and other	294
Closure cost	2,276
Foreign exchange impact	124

Balance at September 30, 2006	$4,061

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated payment schedule for these remaining liabilities at September 30, 2006 is $405,000 in 2006; $1,430,000 in 2007; $473,000 in 2008; $765,000 in 2009; and $482,000 in 2010.

(7) Income Taxes

The Company’s effective income tax rate for the nine months ended September 30, 2006 and 2005 was 36.5% and 40.7%, respectively, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials, permanent differences, tax credits and the change in valuation allowances recorded. The decrease in the effective tax rate was primarily attributable to a decrease in permanent book versus tax differences and the generation of tax credits. The main decrease in permanent book versus tax differences was due to a nondeductible mark-to-market expense on warrants exercised in 2005 that was not incurred in 2006.

(8) Debt

The Company had the following consolidated borrowings as of the date indicated:

	September 30, 2006	December 31, 2005
	(unaudited)
	(in thousands)
2004 term loan and revolving credit facilities with variable interest rate (6.25% to 6.44% at December 31, 2005) and quarterly payments of principal and interest of $1.6 million due March 31, 2007	$—	$27,393
2006 revolving credit facilities with an interest rate of 6.56% at September 30, 2006 and scheduled to mature on June 30, 2011	4,500	—
Revolving credit bank loans (export sales facility) with variable interest rate and monthly interest payments due March 31, 2007	—	—

Total	$4,500	$27,393
Less current installments	—	(6,429)

Long-term debt	$4,500	$20,964

On July 12, 2006, the Company terminated the 2004 term loan and revolving credit facilities and entered into a new 2006 revolving credit facilities agreement with a maturity of June 30, 2011. During October 2006, we paid down the remaining $4.5 million of our debt outstanding under the 2006 facilities.

2006 Revolving Credit Facilities

The 2006 revolving credit facilities provide for a total borrowing capacity of $85.0 million, consisting of a U.S. revolving facility with a borrowing capacity of $65.0 million, a Canadian revolving facility with a borrowing capacity of $5.0 million and a U.K. revolving facility with a borrowing capacity of $15.0 million. These revolving credit facilities are scheduled to mature on June 30, 2011. The borrowing capacities under the 2006 revolving credit facilities agreement are not subject to any monthly borrowing base limitations. In addition to the base commitments, these new facilities permit the Company to require an increase in the aggregate borrowing capacity by $50.0 million if certain requirements are met.

We incurred $454,000 of deferred financing fees related to the 2006 revolving credit facilities agreement, which are amortized over the 2006 revolving credit facilities agreement’s five-year term, using straight-line amortization method.

The 2006 revolving credit facilities agreement provides for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility (“EBITDA”), and ranging from, at the Company’s election,

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1) a low of the London Interbank Offered Rate (“LIBOR”) plus 1.00% to a high of LIBOR plus 2.00% or (2) a low of a Base Rate, as defined in the credit facility (“Base Rate”) plus 0.00% to a high of a Base Rate plus 1.00%. The Company is obligated to pay commitment fees related to this agreement on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which was calculated at 0.25% of the undrawn portion of the facility at September 30, 2006.

Aggregate borrowings of $4.5 million were outstanding under the 2006 revolving credit facilities at September 30, 2006, which bore interest at a rate of 6.56%. The Company had letters of credit outstanding of $11.4 million at September 30, 2006. Availability under the 2006 revolving credit facilities is reduced by the amount of our outstanding letters of credit and loans. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at September 30, 2006. These letters of credit support contract performance and warranties and expire at various dates through June 2009.

During the quarter ended September 30, 2006, we decreased our debt, both under the 2004 term loan and the 2006 revolving credit facilities, by $15.3 million, from $19.8 million at June 30, 2006 to $4.5 million at September 30, 2006. During October we paid the remaining $4.5 million of our debt outstanding under the 2006 facilities.

The 2006 revolving credit facilities agreement is secured by a first lien or first priority security interest in or pledge of substantially all of the assets of the borrowers and certain subsidiaries, including accounts receivable, inventory, equipment, intangibles, equity interests in U.S. subsidiaries, 66 1/3% of the equity interest in active, non-U.S. subsidiaries and interests in certain contracts. Assets of the Company and its active U.S. subsidiaries secure the US, Canadian, U.K. revolving facilities, assets of the Company’s Canadian subsidiary also secure the Canadian facility and assets of the Company’s U.K. subsidiaries also secure the U.K. facility. The U.S. facility is guaranteed by each U.S. subsidiary of the Company, while the Canadian and U.K. facilities are guaranteed by NATCO Group Inc., each of its U.S. subsidiaries and the Canadian subsidiary or the U.K. subsidiaries, as applicable.

The 2006 revolving credit facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio and impose a minimum tangible net worth requirement. We were in compliance with all restrictive debt covenants as of September 30, 2006. Pursuant to the 2006 revolving credit facilities, the Company is not permitted to make any distributions of any property or cash to its stockholders other than dividends required under its Series B Preferred Stock and certain other dividends not to exceed, in the aggregate, $3.0 million per year, if certain conditions related to Funded Debt to EBITDA and borrowing capacity are met, or $1.5 million per year, in the aggregate, if such conditions are not met. Subject to certain restrictions, the Company also has the ability to buy back up to $25.0 million in value of its common stock.

Export Sales Facility

On July 23, 2004, the Company and two of its subsidiaries entered into an international revolving credit agreement with Wells Fargo HSBC Trade Bank, N.A. providing for loans of up to $10.0 million, subject to borrowing base limitations. This working capital facility for export sales is secured by specific project inventory and receivables, as well as certain other inventory, accounts receivable and equipment, and is partially guaranteed by the U.S. Export-Import Bank. Loans under this facility mature on March 31, 2007, and bear interest at either (1) a Base Rate, as defined in the agreement, less 0.25% or (2) LIBOR plus 2.00%, at the Company’s election. There were no loans outstanding at September 30, 2006. Letters of credit outstanding under this facility as of September 30, 2006 were $9.8 million. This facility had fees related to letters of credit of approximately 1.00% of the outstanding balance.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other

At September 30, 2006, the Company had unsecured letters of credit and bonds totaling $317,000.

(9) Accrued Expenses and Other

Accrued expenses and other consisted of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
	(unaudited)
Accrued compensation and benefits	$10,194	$9,182
Accrued insurance	3,433	2,447
Accrued warranty and product costs	3,395	2,773
Accrued project costs	25,355	21,832
Accrued closure, severance and other	2,596	2,197
Taxes and other	2,516	3,350

Totals	$47,489	$41,781

(10) Postretirement Benefits

The Company maintains postretirement benefit plans that provide health care and life insurance benefits for retired employees of a predecessor company. These plans are accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” The Company has adopted SFAS No. 132, “Employer’s Accounting for Pensions and Other Postretirement Benefits,” which revised disclosures about pension and other postretirement benefit plans.

From May 2004 to December 31, 2005, the Company accounted for the prescription drug benefit under its retiree medical plans in accordance with SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” On December 31, 2005, the Company amended the postretirement benefit plans to eliminate prescription drug coverage for post-age 65 participants along with increases in retiree premiums and elimination of dental coverage for one of the groups of retirees of a predecessor company. Under the amended plans, retirees bear additional costs of coverage. As a result, SFAS No. 106-2 no longer applied to the Company starting January 1, 2006, and our SFAS No. 106 net periodic cost has been reduced since that date. As of December 31, 2005 the recorded liability for the accumulated postretirement benefit obligation was $10.0 million, while the actuarially determined amount for this obligation was $7.8 million. This difference is primarily due to the plan amendments made in December 2005 that increased retiree premiums and reduced certain plan benefits.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires an employer with publicly traded equity securities to recognize the funded status of a benefit plan and the related disclosure requirements. The Company will adjust the liability according to SFAS No. 158 and does not expect any potential negative impact on its consolidated results of operations, financial position or cash flows resulting from the adoption of the standard upon the effective date of December 31, 2006.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of net periodic benefit cost under the Company’s postretirement benefit plans as of September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited, in thousands)
Unrecognized prior service cost	$(484)	$(177)	$(1,152)	$(531)
Interest cost	108	210	323	630
Unrecognized loss	276	177	829	531

Net periodic benefit cost(1)	$(100)	$210	$—	$630

During the quarter ended September 30, 2006, the Company made an adjustment of $100,000 to reduce the net periodic benefit cost as a result of lower participation in the plans.

(1)	Net periodic benefit cost is referred to as “Interest cost on postretirement benefit liability” in the Unaudited Consolidated Statements of Operations and the reconciliation of the total segment profit to net income in Note 15, Industry Segments.

(11) Litigation

The Company and its subsidiaries are defendants or otherwise involved in a number of other legal proceedings in the ordinary course of their business. While we insure against certain risks to the extent deemed prudent by our management, we can offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to our business activities. While we cannot predict the outcome of any legal proceedings with certainty, in the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(12) Stock-Based Compensation

Stock-Based Compensation information under SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). This amendment requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard became effective for the Company as of January 1, 2006 and applies to all awards granted, modified, canceled or repurchased after that date as well as the unvested portion of prior awards.

On November 10, 2005, the FASB issued a FASB Staff Position (“FSP”) FAS 123 R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company evaluated the alternative methods provided in this Statement and elected to apply the long-haul method starting January 1, 2006.

Certain of our employees and non-employee directors participate in long-term incentive compensation plans that provide, among other things, for grants of options to acquire shares of the Company’s common stock, and awards of restricted stock and other forms of stock-based compensation. Stock options currently outstanding under these plans have no performance requirements, vest annually over periods of three to four years and have a maximum term of up to ten years. The Company had 992,130 shares available for future awards under its incentive compensation plans as of September 30, 2006. Under SFAS No. 123R, share-based compensation cost

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period. The requisite service period for stock options and fixed awards are based on the vesting period determined at date of grant. The requisite service period for performance-based awards is based on the best estimate of the period over which the performance criteria is expected to be met. Under the Company’s long-term incentive plans, the fair market value of the restricted stock awards is determined on the date of grant and is amortized and ratably charged to income. The Company has issued both fixed and performance-based restricted stock awards under its plans. Under SFAS No. 123R, fixed awards are amortized over the vesting period provided in the award (typically, from one to three years), while performance awards are amortized over the period the Company expects will be required to meet the performance requirements. The Company uses a modified prospective application methodology permitted under SFAS No. 123R, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes.

The Company values share-based options by applying the Black-Scholes-Merton Single Option—Reduced Term valuation method which was previously used for the Company’s pro forma information required under SFAS No. 123 and SFAS No. 148. This valuation model requires management to make assumptions about the volatility of the Company’s common stock, the expected term of outstanding stock options, the Company’s risk-free interest rate and expected dividend payments during the contractual life of the options.

The following assumptions were used to determine the fair value of stock option awards granted during nine months ended September 30, 2006. There were no options granted during the three months ended September 30, 2006:

Nine months ended September 30, 2006
(unaudited)
Expected term	6.0 years
Volatility	45.00%
Risk-free interest rate	4.22% – 4.91%
Dividend yield	0.00%

Volatility was evaluated based upon historical data of the Company’s stock price from the New York Stock Exchange from the date of our initial public offering, January 28, 2000 to June 30, 2006.

The risk-free interest rate, as determined on the date of grant, was based upon observed interest rates associated with U.S. Treasury zero coupon instruments with a term similar to the expected term calculated as discussed below. The Company does not anticipate paying any dividends on its common stock for the foreseeable future.

The expected term for options was six years and was computed using the “Simplified Method” as permitted by SFAS No. 123R. This assumption was based on the Company’s opinion that the recent option exercise history may not necessarily reflect future exercise behavior and that historical data for the previous years approximates this term.

Share-based compensation expense was recognized in the Unaudited Consolidated Statement of Operations for the three months and nine months ended September 30, 2006 based on awards ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated at annual rates of 2.833% and 3.0%, respectively for stock options granted and restricted stock awarded during the three and nine months ended September 30, 2006 based on the Company’s historical cancellation and forfeiture experience. The Company

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changed its estimated forfeiture rate for restricted stock from 0.833% to 3.0% due to forfeitures during the third quarter of 2006 as required by SFAS No. 123R. The cumulative effect of this change decreased compensation expense for the three months ended September 30, 2006 by $51,000.

The components of total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and nine months ended September 30, 2006 follow:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(unaudited, in thousands)
Share-based compensation expense	$2,552	$3,650
Less: Tax benefit of share-based compensation expense	(949)	(1,351)

Share-based compensation expense, net of tax	$1,603	$2,299

Share-based compensation expense includes $1.1 million of non-cash compensation expense, net of $650,000 tax benefit or $1.7 million pre-tax, for the correction of an error that should have been recorded in the fiscal year 2005 related to stock options issued in 1998, at a price set in anticipation of an initial public offering, which were subsequently canceled and re-issued at a lower price in March 1999. We later became a public company in January 2000. Compensation expense should have been determined using variable accounting per FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions involving Stock Compensation,” which was issued subsequent to the time these options were re-priced but had retroactive effect. Management discovered the error in the quarter ended September 30, 2006 and has deemed it to be immaterial for both the 2005 and 2006 periods and with respect to the quarterly trends in earnings for both periods. The Company has corrected the accounting to properly recognize the compensation expense by applying variable accounting to these awards as required by FIN 44. Effective with the January 1, 2006 adoption of SFAS No. 123R, variable accounting is no longer applicable to these re-priced stock options and therefore there will be no further impact related to these options in 2006 or future periods.

Reconciliation

A tabular reconciliation of the changes in long-term incentive compensation plans for the nine months ended September 30, 2006 is set forth below (unaudited).

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2005	1,066,789	$9.17
Granted	222,221	$35.53
Exercised	(341,504)	$8.83
Canceled / forfeited	(51,891)	$12.81

Balance at September 30, 2006	895,615	$15.63	6.68	$11,798
Vested	532,859	$9.07	5.03	$10,514
Unvested	362,756	$25.26	9.10	$1,284

There were no options granted during the three months ended September 30, 2006. The weighted average grant date fair value of stock options granted during nine months ended September 30, 2006 was $17.81. The weighted average grant date fair value was $5.02 for stock options granted during the three and nine months ended September 30, 2005. The total intrinsic value of share options exercised during the three and nine months ended September 30, 2006 was $2.6 million and $9.0 million, respectively, and for the three and nine months ended September 30, 2005 was $4.4 million and $5.2 million, respectively. As of September 30, 2006 there was $3.8 million of unrecognized compensation cost related to stock options granted. This cost is expected to be recognized over a weighted-average period of 2.2 years.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A tabular reconciliation of the changes in restricted stock for the nine months ended September 30, 2006 is set forth below (unaudited).

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	238,071	$10.29
Granted	72,081	$32.87
Vested	(56,147)	$8.33
Forfeited	(14,040)	$18.16

Unvested at September 30, 2006	239,965	$16.78

The weighted average grant date fair value of restricted shares awarded during nine months ended September 30, 2006 and September 30, 2005 was $32.87 and $10.12, respectively. There were no restricted shares awarded during the three months ended September 30, 2006 or September 30, 2005. The total intrinsic value of restricted shares vested during the three and nine months ended September 30, 2006 was $0.4 million and $2.2 million, respectively. The total intrinsic value of restricted shares vested during the three and nine months ended September 30, 2005 was $1.0 million and $1.1 million, respectively. As of September 30, 2006 there was $2.4 million of unrecognized compensation cost related to restricted stock arrangements. This cost is expected to be recognized over a weighted-average period of 2.03 years.

The Company may elect to issue new shares or treasury shares, if any, under its long-term incentive compensation plans. The Company had no treasury stock as of September 30, 2006.

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

Pro forma disclosures required by SFAS No. 123 for the three and nine months ended September 30, 2005 were as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(unaudited; in thousands, except per share amounts)
Net income allocable to common stockholders—as reported	$2,014	$6,685
Add: Restricted stock expense, net of related tax effects	589	1,126
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(602)	(887)

Pro forma income	$2,001	$6,924

Earnings per share:
Basic—as reported	$0.12	$0.42
Basic—pro forma	$0.12	$0.43
Diluted—as reported	$0.12	$0.41
Diluted—pro forma	$0.12	$0.42

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company utilized the Black-Scholes-Merton valuation method to calculate the pro forma information for stock-based compensation expense as it relates to stock options as presented above. The following table summarizes assumptions used to determine pro forma compensation expense under SFAS No. 123 as of June 30, 2005:

Expected Term	3.5 – 7 years
Volatility	47%
Risk-free interest rate	1.49% – 6.52%
Dividend yield	0.0%

(13) Warrants

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

On August 26, 2005, the investment fund exercised all of the warrants pursuant to the cashless exercise provision contained in the warrant instrument, resulting in no cash payment to the Company. The number of shares of common stock issued to the investment fund was calculated based on the average of the closing price of the Company’s shares on the New York Stock Exchange for the ten trading-day period ending on the day prior to the exercise. The average price was $17.933, resulting in the issuance of 110,061 shares of common stock in exchange for the warrants.

(14) Earnings per Share

In accordance with SFAS No. 128 “Earnings per Share,” the Company computed basic earnings per share by dividing net income allocable to common stockholders by the weighted average number of shares outstanding for the period. Net income allocable to common stockholders at September 30, 2006 represented net income less preferred stock dividends accrued. The Company determined diluted earnings per common and potential common share at September 30, 2006 as net income allocable to common stockholders divided by the weighted average number of shares outstanding for the period, after applying the “if-converted” method to determine any incremental shares associated with convertible preferred stock, stock options and restricted stock outstanding.

As of January 1, 2006, the Company adopted SFAS No. 123R and computed incremental shares according to SFAS No. 123R requirements. The assumed proceeds used in the “Treasury Method” include the windfall tax benefit related to unrecognized compensation expense. For purposes of the weighted average shares calculation, restricted shares as to which the performance criteria have not been met were excluded.

If anti-dilutive common shares were included for the three and nine months ended September 30, 2006, the impact would have been a reduction of approximately 63,823 and 79,060 shares, respectively. The lapse of

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restrictions on certain shares of restricted stock in the second and third quarters of 2006 and various new grants of stock options during the second quarter of 2006 accounted for the changes in the weighted average number of shares for basic and diluted common stock for the three and nine months ended September 30, 2006. For the three months and nine months ended September 30, 2006, 1.9 million shares issuable upon conversion of the Series B Preferred Shares were included in the calculation of incremental shares, as the inclusion of these shares was dilutive at the level of income in these two periods.

The following table presents the computation of basic and diluted earnings per common and potential common share for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Income	Weighted Average Shares Outstanding	Per-share Amount	Income	Weighted Average Shares Outstanding	Per-share Amount
	(unaudited; in thousands, except per-share amounts)
Net income	$9,403			$2,389
Less: Convertible preferred stock dividends accrued	(375)			(375)

Basic EPS:
Income allocable to common stockholders	9,028	17,016	$0.53	$2,014	16,260	$0.12

Effect of dilutive securities:
Warrants		—			55
Stock options		310			368
Restricted stock		59			110
Convertible preferred stock		1,922			—

Diluted EPS:
Plus: Convertible preferred stock dividends accrued	375			—

Income allocable to common stockholders	$9,403	19,307	$0.49	$2,014	16,793	$0.12

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Income	Weighted Average Shares Outstanding	Per-share Amount	Income	Weighted Average Shares Outstanding	Per-share Amount
	(unaudited; in thousands, except per-share amounts)
Net income	$26,788			$7,810
Less: Convertible preferred stock dividends accrued	(1,125)			(1,125)

Basic EPS:
Income allocable to common stockholders	$25,663	16,824	$1.53	$6,685	16,005	$0.42

Effect of dilutive securities:
Warrants					32
Stock options		341			252
Restricted stock		52			75
Convertible preferred stock		1,922			—

Diluted EPS:
Plus: Convertible preferred stock dividends accrued	1,125			—

Income allocable to common stockholders	$26,788	19,139	$1.40	$6,685	16,364	$0.41

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15) Industry Segments

The Company’s operating segments are Oil & Water Technologies, Gas Technologies and Automation & Controls.

•	The Oil & Water Technologies segment includes both standard and traditional oil and gas separation and dehydration equipment sales and related services and built-to-order systems focused primarily on oil and water production and processing.

•	The Gas Technologies segment includes our CO2 membrane business, the assets and operating relationship related to our gas processing facilities in West Texas, H2S removal technologies including Shell Paques™ and other built-to-order gas-related technologies that focus on removing contaminants from the gas stream.

•	The Automation & Controls segment focuses on the manufacture and sale of new control panels and systems which monitor and control oil and gas production, as well as field service activities including repair, maintenance, testing and inspection services for existing systems.

The Company allocates corporate and other expenses to each of its business segments. This allocation is driven by a formula based on headcount, total assets, revenue and bookings. Corporate assets are allocated to the segments based on the total assets of the segment. The accounting policies of the reportable segments were consistent with the policies used to prepare the Company’s consolidated financial statements for the respective periods presented. The Company evaluates the performance of its operating segments based on total segment profit, which is defined as net income that includes minority interest expense but before net interest expense, depreciation and amortization expense, closure, severance and other, interest cost on postretirement benefit liability, other, net and income taxes.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

	Oil & Water Technologies	Gas Technologies	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)
Three Months Ended September 30, 2006
Revenue from unaffiliated customers	$94,018	$15,478	$22,682	$—	$132,178
Inter-segment revenue	$2,013	$—	$1,199	(3,212)	$—
Segment profit	$7,645	$4,899	$3,306	$—	$15,850
Total assets	$224,717	$61,678	$33,033	$—	$319,428
Capital expenditures	$733	$217	$142	$—	$1,092
Depreciation and amortization	$735	$452	$112	$—	$1,299

Three Months Ended September 30, 2005
Revenue from unaffiliated customers	$76,114	$12,798	$13,488	$—	$102,400
Inter-segment revenue	$98	$—	$1,254	$(1,352)	$—
Segment profit	$2,961	$6,546	$697	$—	$10,204
Total assets	$180,533	$59,099	$23,360	$—	$262,992
Capital expenditures	$452	$98	$44	$—	$594
Depreciation and amortization	$628	$556	$92	$—	$1,276

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Oil & Water Technologies	Gas Technologies	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)
Nine months Ended September 30, 2006
Revenue from unaffiliated customers	$270,650	$44,959	$63,042	$—	$378,651
Inter-segment revenue	$6,023	$—	$3,527	$(9,550)	$—
Segment profit	$21,528	$18,382	$8,630	$—	$48,540
Total assets	$224,717	$61,678	$33,033	$—	$319,428
Capital expenditures	$2,836	$275	$454	$—	$3,565
Depreciation and amortization	$2,403	$1,462	$298	$—	$4,163

Nine months Ended September 30, 2005
Revenue from unaffiliated customers	$215,186	$27,972	$42,546	$—	$285,704
Inter-segment revenue	$620	$—	$3,175	$(3,795)	$—
Segment profit	$6,878	$14,426	$3,581	$—	$24,885
Total assets	$180,533	$59,099	$23,360	$—	$262,992
Capital expenditures	$1,914	$153	$330	$—	$2,397
Depreciation and amortization	$1,999	$1,653	$279	$—	$3,931

The following table reconciles total segment profit to net income as set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited, in thousands)
Total segment profit	$15,850	$10,204	$48,540	$24,885
Interest expense	491	942	1,922	3,033
Interest income	(96)	(5)	(215)	(70)
Depreciation and amortization	1,299	1,276	4,163	3,931
Closure, severance and other	2,325	2,076	2,570	2,166
Interest cost on postretirement benefit liability	(100)	210	—	630
Other, net	(2,213)	1,630	(2,084)	2,024

Net income before income taxes	$14,144	$4,075	$42,184	$13,171
Income tax provision	4,741	1,686	15,396	5,361

Net income	$9,403	$2,389	$26,788	$7,810

The following table provides further information on revenue by product line within the Oil & Water Technologies segment for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited, in thousands)
Traditional/standard/used equipment	$63,153	$46,671	$182,617	$141,921
Built-to-order	33,825	30,754	95,603	77,678
Eliminations	(947)	(1,213)	(1,547)	(3,793)

Total Oil & Water Technologies segment revenue	$96,031	$76,212	$276,673	$215,806

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16) Disposition

On July 20, 2006, the Company sold a portion of its investment in NATCO Japan Company Ltd. to Modec Inc. and Daiichi Jitsugyo, Ltd., an existing shareholder, for a total cash consideration of $3.0 million. The Company recognized a $2.5 million gain on the sale in the quarter ended September 30, 2006, net of the existing equity cost basis and legal fees.

The Company continues to own 60% of NATCO Japan after the sale. The Company continues to exercise financial control over NATCO Japan and will consolidate its activities into the Company’s consolidated financial statements. In addition, the Company will record a minority interest expense for the portion of earnings related to the minority interest ownership of its joint venture partners. For the three months ended September 30, 2006, the Company recorded $400,000 as a minority interest expense.

(17) Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which amends APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS No. 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. This statement became effective on June 15, 2005. The Company adopted the standard as of the effective date with no material impact on its consolidated results of operations, financial position or cash flows.

In March 2005, the FASB issued Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted this standard on January 1, 2006. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard on January 1, 2006. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In September 2005, the FASB’s Emerging Issues Task Force (EITF) issued EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” This pronouncement provides additional accounting guidance for situations involving inventory exchanges between parties to that contained in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and SFAS No. 153, “Exchanges of Nonmonetary Assets.” The standard is effective for new arrangements entered into in reporting periods beginning after

March 15, 2006, and to all inventory transactions that are completed after December 15, 2006 for arrangements entered into prior to March 15, 2006. The Company adopted this standard on January 1, 2006. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In September 2005, the U.S. Securities and Exchange Commission (“SEC”) staff revised EITF No. D-98, “Classification and Measurement of Redeemable Securities,” primarily to provide guidance on (1) the earnings per share treatment of redeemable common stock and (2) the application of EITF No. D-98 to share-based payment arrangements with employees. The guidance on the earnings per share treatment of redeemable common stock in EITF No. D-98 to share-based payment arrangements with employees is effective in the first fiscal period beginning after September 15, 2005. The Company adopted EITF No. D-98 as of the effective date as it relates to the earnings per share treatment of redeemable common stock, and has applied the application to share-based payment arrangements with employees concurrently with the adoption of SFAS No. 123R. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial position or cash flows and will adopt it on January 1, 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial position or cash flows and will adopt it on January 1, 2007.

In March 2006, the EITF issued EITF No. 05-01, “Accounting for the Conversion of an Instrument that Became Convertible upon the Issuer’s Exercise of a Call Option.” This issue requires that the issuance of equity securities to settle a debt instrument that became convertible on the issuer’s exercise of a call option be accounted

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for as a conversion if the debt instrument contains a substantive conversion feature as of its issuance date. Absent a substantive conversion feature, it should be accounted for as a debt extinguishment. EITF No. 05-01 is effective for periods beginning after June 28, 2006. The Company adopted this standard as of July 1, 2006. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In March 2006, the EITF issued EITF No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-03 requires that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22. In addition, if any of such taxes are reported on a gross basis, a company should disclose, on an aggregate basis, the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amount are significant. This issue will be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company currently reports Revenue on a net basis. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial position or cash flows and will adopt it on January 1, 2007.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial position or cash flows and will adopt it on January 1, 2007.

In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP AUG AIR-1 is effective for the fiscal year beginning after December 15, 2006. The Company is in the process of evaluating the impact of FSP AUG AIR-1 on its consolidated results of operations, financial position or cash flows and will adopt it on January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which will become effective for the Company as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures of fair value measurements. The Company has not yet determined the impact of this Standard on its consolidated results of operations, financial position or cash flows and will adopt it on January 1, 2008.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The statement requires an employer with publicly traded equity securities to recognize the funded status of a benefit plan and the related disclosure requirements as of the end of the fiscal year ending after December 15, 2006. The Company currently measures the plans’ assets and benefit obligations as of the Company’s fiscal year end date. The Company’s recorded liability for the accumulated postretirement benefit obligation is currently greater than the actuarially determined amount of this obligation. Therefore, the

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company does not expect any potential negative impact on its consolidated results of operations, financial position or cash flows resulting from the adoption of the standard as of December 31, 2006.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the U.S. Securities and Exchange Commission’s views regarding the process of quantifying materiality of financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company is in the process of evaluating the impact, if any, of this provision on its consolidated results of operations, financial position and cash flows.

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

Overview

Our organization has three operating segments: Oil & Water Technologies, Gas Technologies and Automation & Controls.

•	The Oil & Water Technologies segment includes both standard and traditional oil and gas separation, dehydration equipment sales and related services and built-to-order systems focused primarily on oil and water production and processing.

•	The Gas Technologies segment includes our CO2 membrane business, the assets and operating relationship related to our gas processing facilities in West Texas, H2S removal technologies including Shell Paques™ and other built-to-order gas-related technologies that focus on removing contaminants from the gas stream.

•	The Automation & Controls segment focuses on the manufacture and sale of new control panels and systems which monitor and control oil and gas production, as well as field service activities including repair, maintenance, testing and inspection services for existing systems.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make certain estimates and assumptions that affect the results reported in our consolidated financial statements and accompanying notes. These estimates and assumptions are based on historical experience and on our future expectations that we believe to be reasonable under the circumstances. Note 2 to the consolidated financial statements filed in our Annual Report on Form 10-K for the year ended December 31, 2005, contains a summary of our significant accounting policies. We believe the following accounting policies are the most critical in the preparation of our consolidated financial statements:

Revenue Recognition: Percentage of Completion Method. We recognize revenue and related costs when products are shipped or services are rendered for (1) time and materials and service contracts, (2) manufactured goods produced in standard manufacturing operations and sold in the ordinary course of business through regular marketing channels and (3) certain customized manufactured goods that are smaller jobs with less customization, making them similar to such standard manufactured goods (that is, contracts valued at $250,000 or less having contract durations of four months or less). We recognize revenue using the percentage of completion method on contracts greater than $250,000 and having contract durations in excess of four months that represent customized, engineered orders of our products and qualify for such treatment in accordance with the requirements of AICPA Statement of Position 81-1, “Accounting for Performance of Certain Production-Type Contracts” (“SOP 81-1”). In addition, we use the percentage of completion method on all Automation & Controls segment’s equipment fabrication and sales projects that qualify for such treatment in accordance with the requirements of SOP 81-1. The Automation & Controls segment sells customized products fabricated to order pursuant to a large number of smaller contracts with durations of two to three months, with occasional large systems projects of longer duration. The segment does not produce standard units or maintain an inventory of products for sale. Due to the nature of the segment’s equipment fabrication and sales operations, and the potential for wide variations in our results of operations that could occur from applying the as shipped methodology to smaller contracts for these customized, fabricated goods, this segment recognizes revenue, regardless of contract value or duration, applying the percentage of completion method. For the nine months ended September 30, 2006, approximately 50.4% of total Company revenue was recorded on an ‘as shipped’ or ‘as performed’ basis and approximately 49.6% was recorded using the percentage of completion method.

With respect to contract revenue recorded utilizing the percentage of completion method, earned revenue is based on the percentage that costs incurred to date relate to total estimated costs of the project, after giving effect to the most recent estimates of total cost. Total estimated contract cost is a critical accounting estimate because it can materially affect revenue and net income and it requires us to make judgments about matters that are uncertain. Total costs expected to be incurred, and therefore recognition of revenue, could be affected by various internal or external factors including, but not limited to: changes in project scope (change orders), changes in productivity, scheduling, the cost and availability of labor, the cost and availability of raw materials, the weather, client delays in providing approvals at benchmark stages of the project and the timing of deliveries from third-party providers of key components. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed claims and change order revenue, if applicable. Losses expected to be incurred on the jobs in progress, after consideration of estimated probable minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Claims for additional contract revenue are recognized if it is probable the claim will result in additional revenue and the amount can be reliably estimated. We generally recognize revenue and earnings to which the percentage of completion method is applied over a period of two to nine quarters. In the event a project is terminated by our customer before completion, our customer is liable for costs incurred under the contract. We believe our operating results should be evaluated over a term of one to three years to evaluate our performance under long-term contracts, after all change orders, scope changes and cost recoveries have been negotiated and realized.

Estimates are subjective in nature and it is possible that we could have used different estimates of total contract costs in our calculation of revenue recognized using the percentage of completion method. For the nine months ended September 30, 2006, the Company had $134.5 million in revenue attributable to open percentage completion projects having an aggregate gross margin of 20.7%. If we had used a different estimate of total contract costs for each contract in progress at September 30, 2006, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased each of total revenue and pre-tax income for the nine months ended September 30, 2006, by approximately $1.7 million. At September 30, 2006, the Company had three contracts in a loss position estimated at an aggregate of $1.4 million.

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

Net goodwill of $81.2 million and $80.9 million at September 30, 2006 and December 31, 2005, was comprised of $47.6 million and $47.4 million for the Oil & Water Technologies reporting unit, $29.2 million and $29.1 million for the Gas Technologies reporting unit, $4.4 million and $4.4 million for the Automation & Controls reporting unit, respectively. The increase of $0.3 million in net goodwill was due entirely to the fluctuation in the exchange rates between the U.S. currency and Canadian currency.

In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2005, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company tests each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the quarter ended September 30, 2006, as management noted no indications of goodwill impairment.

Deferred Income Tax Assets: Valuation Allowance. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires us to provide a valuation allowance for any deferred income tax assets we believe may not be utilized through future operations. Deferred income tax assets, not requiring valuation allowances largely relates to U.S. post-retirement obligations, accrued liabilities and reserves that have not been deducted for tax purposes, and the carryforward of foreign tax credits. Based upon the level of historical taxable income and projected future taxable income over the periods to which our deferred tax assets are deductible in the U.S. and Canadian tax jurisdictions, we believe it is more likely than not we will realize the benefits of these deductible differences and carry forwards. However, the amount of the deferred tax asset considered realizable could change if future taxable income differs from our projections in the U.S. and Canadian tax jurisdictions. In all other foreign tax jurisdictions, we are currently not considering projections of future taxable income to determine the realizability of our deductible differences and carryforwards. As of September 30, 2006, we have a valuation allowance of $1.6 million related to our U.K. operations and another $142,000 related to other international operations.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which amends APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS No. 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. This statement became effective on June 15, 2005. The Company adopted the standard as of the effective date with no material impact on its consolidated results of operations, financial position or cash flows.

In March 2005, the FASB issued Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted this standard on January 1, 2006. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard on January 1, 2006. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In September 2005, the FASB’s Emerging Issues Task Force (EITF) issued EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” This pronouncement provides additional accounting guidance for situations involving inventory exchanges between parties to that contained in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and SFAS No. 153, “Exchanges of Nonmonetary Assets.” The standard is effective for new arrangements entered into in reporting periods beginning after March 15, 2006, and to all inventory transactions that are completed after December 15, 2006 for arrangements entered into prior to March 15, 2006. The Company adopted this standard on January 1, 2006. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In September 2005, the SEC staff revised EITF No. D-98, “Classification and Measurement of Redeemable Securities,” primarily to provide guidance on (1) the earnings per share treatment of redeemable common stock and (2) the application of EITF No. D-98 to share-based payment arrangements with employees. The guidance on the earnings per share treatment of redeemable common stock in EITF No. D-98 to share-based payment arrangements with employees is effective in the first fiscal period beginning after September 15, 2005. The Company adopted EITF No. D-98 as of the effective date as it relates to the earnings per share treatment of redeemable common stock, and has applied the application to share-based payment arrangements with employees concurrently with the adoption of SFAS No. 123R. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial position or cash flows and will adopt it on January 1, 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial position or cash flows and will adopt it on January 1, 2007.

In March 2006, the EITF issued EITF No. 05-01, “Accounting for the Conversion of an Instrument that Became Convertible upon the Issuer’s Exercise of a Call Option.” This issue requires that the issuance of equity securities to settle a debt instrument that became convertible on the issuer’s exercise of a call option be accounted for as a conversion if the debt instrument contains a substantive conversion feature as of its issuance date. Absent a substantive conversion feature, it should be accounted for as a debt extinguishment. EITF No. 05-01 is effective for periods beginning after June 28, 2006. The Company adopted this standard as of July 1, 2006. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In March 2006, the EITF issued EITF No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-03 requires that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22. In addition, if any of such taxes are reported on a gross basis, a company should disclose, on an aggregate basis, the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amount are significant. This issue will be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company currently reports Revenue on a net basis. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial position or cash flows and will adopt it on January 1, 2007.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial position or cash flows and will adopt it on January 1, 2007.

In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP AUG AIR-1 is effective for the fiscal year beginning after December 15, 2006. The Company is in the process of evaluating the impact of FSP AUG AIR-1 on its consolidated results of operations, financial position or cash flows and will adopt it on January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which will become effective for the Company as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures of fair value measurements. The Company has not yet determined the impact of this Standard on its consolidated results of operations, financial position or cash flows and will adopt it on January 1, 2008.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The statement requires an employer with publicly traded equity securities to recognize the funded status of a benefit plan and the related disclosure requirements as of the end of the fiscal year ending after December 15, 2006. The Company currently measures the plans’ assets and benefit obligations as of the Company’s fiscal year end date. The Company’s recorded liability for the accumulated postretirement benefit obligation is currently greater than the actuarially determined amount of this obligation. Therefore, the Company does not expect any potential negative impact on its consolidated results of operations, financial position or cash flows resulting from the adoption of the standard as of December 31, 2006.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the U.S. Securities and Exchange Commission’s views regarding the process of quantifying materiality of financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company is in the process of evaluating the impact, if any, of this provision on its consolidated results of operations, financial position and cash flows.

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

Changes in commodity prices have impacted our business over the past several years. The following table summarizes the average price of domestic crude oil and Brent crude oil per barrel, the wellhead price of natural gas per thousand cubic feet (“mcf”), as published by the U.S. Department of Energy; the number of rotary drilling rigs in operation, as published by Baker Hughes Incorporated, for the nine months ended September 30, 2006 and 2005, as well as averages for the years ended December 31, 2005 and 2004:

	Nine Months Ended September 30,		Twelve Months Ended December 31,
	2006	2005	2005	2004
Average price of crude oil per barrel in the U.S.	$68.10	$55.37	$56.54	$41.47
Average price of Brent crude oil per barrel	$67.04	$53.66	$54.47	$38.26
Average wellhead price of natural gas per mcf in the U.S.	$6.54	$6.62	$7.52	$5.50
Average U.S. rig count	1,739	1,452	1,380	1,190
Average International rig count (excludes North America)(1)	949	852	850	781

(1)	The Iran and Sudan rig counts were discontinued from the Baker Hughes publication beginning January 2006. For comparative purposes, the 2005 and 2004 rig count numbers presented above exclude Iran and Sudan.

Historically, we have viewed operating rig counts as a benchmark of spending in the U.S. oil and gas industry for exploration and development efforts. Our standard and traditional equipment sales and parts and services business generally correlates to changes in rig activity, but tends to lag behind the North American rig count trend.

From a longer-term perspective, the US Department of Energy projects that the worldwide and U.S. demand for and consumption of petroleum and natural gas products will increase through 2030, with expected higher global consumption rates, driven by demand for refined products and the use of natural gas to power plants that generate electricity. As demand grows and reserves in the United States decline, producers and service providers in the oil and gas industry may continue to rely more heavily on global sources of energy and expansion into new markets. The industry continues to seek more innovative and technologically efficient means to extract hydrocarbons from existing fields, as production profiles change. As a result, additional and more complex equipment may be required to produce oil and gas from these fields. Also, many new oil and gas fields produce lower quality or contaminated hydrocarbon streams, requiring more complex production equipment. In general, these trends should increase the demand for our products and services.

Results of Operations

The following discussion of our historical results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 (unaudited)

Consolidated Revenue and Gross Profit

	Three Months Ended September 30,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentage change)
Revenue(1)	$132,178	$102,400	$29,778	29%
Cost of goods sold and services(1)	95,964	77,551	18,413	24%

Gross profit	$36,214	$24,849	11,365	46%

Gross margin	27%	24%	3%	13%

(1)	The table above includes inter-segment elimination amounts for both Revenue and Cost of goods sold and services of $3.2 million and $1.4 million for the three months ended September 30, 2006 and 2005, respectively.

Revenue. Revenue of $132.2 million for the three months ended September 30, 2006 increased $29.8 million, or 29%, from $102.4 million for the three months ended September 30, 2005 as a result of increased business activity in each of our three operating segments, particularly in the Oil & Water Technologies segment where year over year increases were experienced in standard equipment sales along with higher parts and service sales.

Gross Profit. Gross profit for the three months ended September 30, 2006 increased $11.4 million, or 46%, to $36.2 million, compared to $24.8 million for the three months ended September 30, 2005 primarily due to increased sales, improved pricing and overall job execution improvements. As a percentage of revenue, gross margin was 27% and 24% for the quarters ended September 30, 2006 and September 30, 2005, respectively.

Oil & Water Technologies

	Three Months Ended September 30,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentage change)
Revenue	$96,031	$76,212	$19,819	26%
Cost of goods sold and services	72,802	61,814	10,988	18%

Gross profit	$23,229	$14,398	$8,831	61%

Gross margin	24%	19%	5%	26%

Oil & Water Technologies segment revenue increased $19.8 million, or 26%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. Of the increase, $6.3 million was attributable to an increase in international built-to-order projects and $13.5 million resulted primarily from the growth in standard and traditional equipment sales of $11.7 million in North America and Mexico along with a $1.8 million increase in parts and service sales.

Inter-segment revenue for this business segment was $2.0 million for the three months ended September 30, 2006 compared to $98,000 for the three months ended September 30, 2005.

Gross profit for the Oil & Water Technologies segment increased $8.8 million, or 61%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, primarily due to increased sales, improved pricing and overall job execution improvements. Partially offsetting the improved gross profit is an additional reserve recorded for projected cost overruns on a built-to-order project scheduled for completion and delivery in the first quarter of 2007 amounting to approximately $700,000. As a percentage of revenue, gross margin was 24% and 19% for the three month period ended September 30, 2006 and 2005, respectively. The increase in gross margin, net of the recorded cost overruns, is attributable to a variety of factors including a greater percentage of higher margin parts and service activities, improved pricing across the product lines and overall favorable job execution as compared to the prior year period.

Gas Technologies

	Three Months Ended September 30,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentages)
Revenue	$15,478	$12,798	$2,680	21%
Cost of goods sold and services	7,937	4,968	2,969	60%

Gross profit	$7,541	$7,830	$(289)	(4)%

Gross margin	49%	61%	(12)%	(20)%

Revenue of $15.5 million for the three months ended September 30, 2006 for the Gas Technologies segment increased $2.7 million, or 21%, compared to $12.8 million for the three months ended September 30, 2005 primarily as a result of the substantial completion of a CO2 membrane built-to-order project in Southeast Asia which added an incremental $6.5 million over the prior year’s quarter. Partially offsetting this increase in revenue was a $4.0 million decrease in replacement membrane sales over the prior year’s quarter.

There was no inter-segment revenue for this business segment for the three months ended September 30, 2006 and September 30, 2005.

Gross profit for the Gas Technologies segment for the three months ended September 30, 2006 decreased $289,000, or 4%, compared to the three months ended September 30, 2005. Gross margin, as a percentage of revenue, was 49% and 61% for the three months ended September 30, 2006 and 2005, respectively. The decrease in gross margin reflects a revenue mix weighted more heavily to built-to-order projects in the quarter, which typically have lower margins than replacement membrane sales and CO2 processing operations.

Automation & Controls

	Three Months Ended September 30,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentages)
Revenue	$23,881	$14,742	$9,139	62%
Cost of goods sold and services	18,437	12,121	6,316	52%

Gross profit	$5,444	$2,621	$2,823	108%

Gross margin	23%	18%	5%	28%

Revenue for the Automation & Controls segment of $23.9 million for the three months ended September 30, 2006 increased $9.1 million, or 62%, compared to $14.7 million for the three months ended September 30, 2005. This increase was primarily due to continued storm damage repair work in the Gulf of Mexico of approximately $5.3 million related to the after-effects of hurricanes Katrina and Rita, incremental packaged automation product sales of $2.8 million and higher contributions of $1.0 million from international activities, primarily in West Africa and Kazakhstan. The prior year’s quarter was impacted by approximately $1.2 million of revenue loss in the segment’s Gulf of Mexico operations due to facility and work interruptions related to the effect of hurricanes Katrina and Rita.

Inter-segment revenue for this business segment was $1.2 million for the three months ended September 30, 2006, compared to $1.3 million for the three months ended September 30, 2005.

Gross profit for the Automation & Controls segment increased $2.8 million, or 108%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, primarily due to the increased revenue. There was an approximate $400,000 of margin loss in the prior year’s quarter from decreased activity in the Gulf of Mexico due to the effect of hurricanes Katrina and Rita as well as a loss provision recorded on a job due to project execution problems. Gross margin, as a percentage of revenue increased to 23% for the three months ended September 30, 2006 from 18% for the three months ended September 2005 primarily as a result of improved pricing and job execution on the Gulf of Mexico work along with a relative increase in the higher margin international service work in West Africa and Kazakhstan.

Selling, General and Administrative Expense. Selling, general and administrative expense of $20.0 million for the three months ended September 30, 2006 increased $5.3 million or 36%, compared to the three months ended September 30, 2005. The increase was primarily due to increased compensation expense of approximately $1.6 million associated with stock-based incentive compensation, employee retention programs and increased headcount related to higher activity levels, relocation costs of $400,000 associated with the office move in the UK, as well as a gain of $630,000 on the sale of a facility in the prior year’s quarter not reflected in the 2006 quarter results. Other general increases of approximately $1.0 million in support costs were incurred year over year associated with the increased business activity.

In addition, during the three months ended September 30, 2006, the Company recorded $1.7 million of non-cash compensation cost for the correction of an error that should have been recorded in the fiscal year 2005 related to stock options issued in 1998, at a price set in anticipation of an initial public offering, which were subsequently canceled and reissued at a lower price in March 1999. We later became a public company in January 2000. Compensation expense should have been determined using variable accounting per FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions involving Stock Compensation,” which was issued subsequent to the time these options were re-priced but had retroactive effect. Management discovered the error in the quarter ended September 30, 2006 and has deemed it to be immaterial for both the 2005 and 2006 periods and with respect to the quarterly trends in earnings for both periods. The Company has corrected the accounting to properly recognize the compensation expense by applying variable accounting to these awards as required by FIN 44.

Overall headcount increased from 1,799 employees at September 30, 2005 to 1,928 employees at September 30, 2006 primarily in our manufacturing and field service staffing levels as a direct result of the higher business activity.

Depreciation and Amortization Expense. Depreciation and amortization expense of $1.3 million for the three months ended September 30, 2006, increased $23,000, or 2%, compared to the three months ended September 30, 2005.

Closure, Severance and Other. Closure, severance and other expense of $2.3 million for the three months ended September 30, 2006 represents our estimated and accrued U.K. office closure costs. Closure, severance and other expenses of $2.1 million for the three months ended September 30, 2005 included $1.2 million for the then-anticipated separation of the Company’s President and severance costs of $799,000 related to the restructuring of our UK operations.

Interest expense. Interest expense of $491,000 for the three months ended September 30, 2006 decreased by $451,000 or 48%, compared to the three months ended September 30, 2005 primarily as a result of debt reduction over the past year.

Interest Cost on Postretirement Benefit Liability. Interest Cost on Postretirement Benefit Liability for the three months ended September 30, 2006 was reduced by $100,000 to reflect the lower participation in the plan primarily as a result of changes made to the plan in late 2005 which reduced benefits and increased participant contributions.

Interest Income. Interest income of $96,000 for the three months ended September 30, 2006 increased $91,000 compared to the three months ended September 30, 2005, reflecting higher cash balances during the current period and higher interest rates.

Minority Interest. Minority interest expense of $400,000 for the three months ended September 30, 2006 reflects the Company’s recognition, beginning this quarter, of the expense for the portion of earnings related to the minority interest ownership in our consolidated joint ventures.

Other, net. Other, net was a $1.8 million gain, which consisted of a $2.5 million gain on the sale of a partial interest in NATCO Japan, offset by $400,000 due to minority interest expense associated with our Japan joint venture, $160,000 of write-off of unamortized deferred financing fees associated with the terminated 2004 term loan and revolving credit facilities and $92,000 of net realized and unrealized foreign exchange transaction losses. Other, net was a $1.6 million expense for the three months ended September 30, 2005 related primarily to $1.2 million resulting from the change in valuation of the outstanding warrants to purchase our common stock and net realized and unrealized foreign currency exchange transaction losses of $351,000.

Provision for Income Taxes. Income tax expense for the three months ended September 30, 2006 was $4.7 million compared to $1.7 million for the three months ended September 30, 2005. The change in tax expense was primarily attributable to an increase in pre-tax income to $14.1 million for the three months ended September 30, 2006 from pre-tax income of $4.1 million for the three months ended September 30, 2005. The effective tax rate for the three months ended September 30, 2006 was 33.5% compared to 41.4% for the three months ended September 30, 2005. The decrease in the effective tax rate was primarily attributable to a decrease in permanent book versus tax differences and the generation of tax credits. The main decrease in permanent book versus tax differences was due to a nondeductible mark-to-market expense on warrants exercised in 2005 that was not incurred in 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 (unaudited)

Consolidated Revenue and Gross Profit

	Nine Months Ended September 30,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentages)
Revenue(1)	$378,651	$285,704	$92,947	33%
Cost of goods sold and services(1)	276,043	217,172	58,871	27%

Gross profit	$102,608	$68,532	$34,076	50%

Gross margin	27%	24%	3%	13%

(1)	The table above includes inter-segment elimination amounts for both Revenue and Cost of goods sold and services of $9.6 million and $3.8 million for the nine months ended September 30, 2006 and 2005, respectively.

Revenue. Revenue of $378.7 million for the nine months ended September 30, 2006 increased $92.9 million, or 33%, from $285.7 million for the nine months ended September 30, 2005 as a result of increased business activity in each of our three operating segments, particularly the Oil & Water Technologies segment.

Gross Profit. Gross profit for the nine months ended September 30, 2006 increased $34.1 million, or 50%, to $102.6 million compared to $68.5 million for the nine months ended September 30, 2005 as a result of increased sales, improved pricing and overall job execution improvements. As a percentage of revenue, gross margin was 27% and 24% for the quarters ended September 30, 2006 and September 30, 2005, respectively.

Oil & Water Technologies

	Nine Months Ended September 30,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentages)
Revenue	$276,673	$215,806	$60,867	28%
Cost of goods sold and services	213,065	174,220	38,845	22%

Gross profit	$63,608	$41,586	$22,022	53%

Gross margin	23%	19%	4%	21%

Oil & Water Technologies segment revenue increased $60.9 million, or 28%, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Approximately $33.0 million of the increase was due higher international and domestic business and project awarding activities in the built-to-order product line and approximately $27.0 million of this increase was due to higher demand for our standard and traditional equipment and services.

Inter-segment revenue for this business segment was $6.0 million for the nine months ended September 30, 2006, compared to $620,000 for the nine months ended September 30, 2005.

Gross profit for the Oil & Water Technologies segment increased $22.0 million, or 53%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Continued strength in sales of our standard and traditional equipment and services accounted for $14.5 million of the increase. Built-to-order projects both domestically and internationally contributed $7.5 million of the increase, net of approximately $1.7 million recorded for projected cost overruns on a built-to-order project scheduled for completion and delivery in the first quarter of 2007. Higher profitability and margins were a result of pricing increases especially in North American activities and continued improvements in overall job execution. As a percentage of revenue, gross margin was 23% and 19% for the nine-month periods ended September 30, 2006 and 2005, respectively.

Gas Technologies

	Nine Months Ended September 30,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentages)
Revenue	$44,959	$27,972	$16,987	61%
Cost of goods sold and services	20,887	10,118	10,769	106%

Gross profit	$24,072	$17,854	$6,218	35%

Gross margin	54%	64%	(10)%	(16)%

Gas Technologies segment revenue of $45.0 million for the nine months ended September 30, 2006 increased $17.0 million or 61%, compared to $28.0 million for the nine months ended September 30, 2005. This increase was primarily due to higher built-to-order project activity levels of $17.5 million, primarily related to a major Southeast Asian project, and higher CO2 processing revenue of $1.0 million partially offset by a decrease in membrane sales of approximately $1.5 million.

There was no inter-segment revenue for this business segment for the nine months ended September 30, 2006 and 2005.

Gross profit for the Gas Technologies segment for the nine months ended September 30, 2006 increased $6.2 million, or 35% compared to the nine months ended September 30, 2005 primarily as a result of the increase in sales. Gross margin, as a percentage of revenue, for Gas Technologies was 54% and 64% for the nine month periods ended September 30, 2006 and 2005, respectively. The decrease in gross margin was attributable to the lower margin revenue mix due to a higher concentration of built-to-order projects and lower membrane sales in the 2006 period.

Automation & Controls

	Nine Months Ended September 30,		Change	Percentage Change
	2006	2005
	(unaudited)
	(in thousands, except percentages)
Revenue	$66,569	$45,722	$20,847	46%
Cost of goods sold and services	51,641	36,630	15,011	41%

Gross profit	$14,928	$9,092	$5,836	64%

Gross margin	22%	20%	2%	10%

Revenue for the Automation & Controls segment of $66.6 million increased $20.8 million or 46%, for the nine months ended September 30, 2006 compared to $45.7 million for the nine months ended September 30, 2005. This increase was primarily due to the continued strength in the Gulf of Mexico field services work related to the after effects of hurricanes Katrina and Rita of approximately $10.2 million, an increase in the packaged automation product sales contributing approximately $9.7 million and an increase in our international field service work primarily in West Africa and Kazakhstan of approximately $1.0 million. The prior year’s quarter was impacted by approximately $1.2 million of revenue loss in the segment’s Gulf of Mexico operations due to facility and work interruptions related to the effect of hurricanes Katrina and Rita.

Inter-segment revenue for this business segment was $3.5 million for the nine months ended September 30, 2006 compared to $3.2 million for the nine months ended September 30, 2005.

Gross profit for the Automation & Controls segment increased $5.8 million, or 64%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to the increased revenue. Gross margin as a percentage of revenue was 22% and 20% for the nine months ended September 30, 2006 and 2005, respectively. The increase in gross margin is primarily a result of increased pricing for the field services work in the Gulf of Mexico and higher packaged automation product sales, along with improved job execution.

Selling, General and Administrative Expense. Selling, general and administrative expense of $53.7 million for the nine months ended September 30, 2006, increased $10.0 million, or 23%, compared to the nine months ended September 30, 2005. Approximately $4.0 million was due to higher compensation costs associated with the increased headcount, employee retention programs and variable stock-based incentive compensation; $2.2 million was due to higher support costs related to the increased business activity; approximately $600,000 was associated with the office move in the U.K.; $500,000 related to higher pre-order engineering costs associated with increased bid activities; and $1.0 million was attributable to a gain on the sale of assets in the prior year.

In addition, during the nine months ended September 30, 2006, the Company recorded $1.7 million of non-cash compensation cost for the correction of an error that should have been recorded in the fiscal year 2005 related to stock options issued in 1998, at a price set in anticipation of an initial public offering, which were subsequently canceled and reissued at a lower price in March 1999. We later became a public company in January 2000. Compensation expense should have been determined using variable accounting per FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions involving Stock Compensation,” which was issued subsequent to the time these options were re-priced but had retroactive effect. Management discovered the error in the quarter ended September 30, 2006 and has deemed it to be immaterial for both the 2005 and 2006 periods and with respect to the quarterly trends in earnings for both periods. The Company has corrected the accounting to properly recognize the compensation expense by applying variable accounting to these awards as required by FIN 44.

Overall headcount increased from 1,799 employees at September 30, 2005 to 1,928 employees at September 30, 2006 primarily in our manufacturing and field service staffing levels as a direct result of the higher business activity.

Depreciation and Amortization Expense. Depreciation and amortization expense of $4.2 million for the nine months ended September 30, 2006, increased $230,000, or 6%, compared to the nine months ended September 30, 2005. The increase was attributable primarily to depreciation from additions in the second quarter of 2006 of operating equipment and to the amortization of intangible assets associated with our investment in a joint venture that fabricates a pilotless burner ignition system for controlling gas-fired heaters used in connection with oil and gas wellhead equipment.

Closure, severance and other. Closure, severance and other expenses of $2.6 million for the nine months ended September 30, 2006 represented $2.3 million of our U.K. office closure cost and approximately $300,000 related to severance and other costs. Closure, severance and other expenses of $2.2 million for the nine months ended September 30, 2005 consisted of the $2.1 million Closure, severance and other expenses recorded during the third quarter 2005 and a miscellaneous other expense of approximately $100,000.

Interest expense. Interest expense of $1.9 million for the nine months ended September 30, 2006 decreased by $1.1 million or 37%, compared to the nine months ended September 30, 2005 due primarily to debt reductions over the last twelve months.

Interest Cost on Postretirement Benefit Liability. Interest cost on postretirement liability of $0 for the nine months ended September 30, 2006 decreased by $630,000 compared to the nine months ended September 30,

2005 due to the lower participation in the plan primarily as a result of changes made to the plan in late 2005 which reduced benefits and increased participant contributions.

Interest Income. Interest income of $215,000 for the nine months ended September 30, 2006 increased $145,000, compared to the nine months ended September 30, 2005 reflecting the higher cash balances during the current period and higher interest rates.

Minority Interest. Minority interest expense of $380,000 for the nine months ended September 30, 2006 reflects the Company’s recognition, beginning this period, of the expense for the portion of earnings related to the minority interest ownership in our consolidated joint ventures.

Other, net. Other, net for the nine months ended September 30, 2006 was a net $1.7 million gain, which included the $2.5 million gain related to the sale of a partial interest in our Japan joint venture, offset by $380,000 due to minority interest expense associated with that venture, $160,000 of write off of unamortized debt costs associated with the termination in the third quarter of 2006 of the 2004 term loan and revolving credit facilities and the nine months of net realized and unrealized foreign exchange transaction losses of $199,000. Other, net was a $2.0 million expense for the nine months ended September 30, 2005 related primarily to $1.8 million of expense related to the change in valuation of the outstanding warrants to purchase our common stock and $171,000 related to net realized and unrealized foreign currency exchange transaction losses.

Provision for Income Taxes. Income tax expense for the nine months ended September 30, 2006 was $15.4 million compared to $5.4 million for the nine months ended September 30, 2005. The change in tax expense was primarily attributable to an increase in pre-tax income to $42.2 million for the nine months ended September 30, 2006 from pre-tax income of $13.2 million for the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2006 was 36.5% compared to 40.7% for the nine months ended September 30, 2005. The decrease in the effective tax rate was primarily attributable to a decrease in permanent book versus tax differences and the generation of tax credits. The main difference in permanent book versus tax differences was due to a nondeductible mark-to-market expense on warrants exercised in 2005 that was not incurred in 2006.

Liquidity and Capital Resources

Financial Condition and Liquidity

2006 Revolving Credit Facilities

On July 12, 2006, the Company terminated the 2004 term loan and revolving credit facilities and entered into a new 2006 revolving credit facilities agreement with a maturity of June 30, 2011.

The 2006 revolving credit facilities provide for a total borrowing capacity of $85.0 million, consisting of a U.S. revolving facility with a borrowing capacity of $65.0 million, a Canadian revolving facility with a borrowing capacity of $5.0 million and a U.K. revolving facility with a borrowing capacity of $15.0 million. These revolving credit facilities are scheduled to mature on June 30, 2011. The borrowing capacities under the 2006 revolving credit facilities agreement are not subject to any monthly borrowing base limitations. In addition to the base commitments, these new facilities permit the Company to require an increase in the aggregate borrowing capacity by $50.0 million if certain requirements are met.

We incurred $454,000 of deferred financing fees related to the 2006 revolving credit facilities agreement, which are amortized over the 2006 revolving credit facilities agreement’s five-year term, using straight-line amortization method.

The 2006 revolving credit facilities agreement provides for interest at a rate based upon the ratio of Funded Debt to EBITDA, as defined in the credit facility (“EBITDA”), and ranging from, at the Company’s election,

(1) a low of the London Interbank Offered Rate (“LIBOR”) plus 1.00% to a high of LIBOR plus 2.00% or (2) a low of a Base Rate, as defined in the credit facility (“Base Rate”) plus 0.00% to a high of a Base Rate plus 1.00%. The Company is obligated to pay commitment fees related to this agreement on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which was calculated at 0.25% of the undrawn portion of the facility at September 30, 2006.

Aggregate borrowings of $4.5 million were outstanding under the 2006 revolving credit facilities at September 30, 2006, which bore interest at a rate of 6.56%. The Company had letters of credit outstanding of $11.4 million at September 30, 2006. Availability under the 2006 revolving credit facilities is reduced by the amount of our outstanding letters of credit and loans. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at September 30, 2006. These letters of credit support contract performance and warranties and expire at various dates through June 2009.

During the quarter ended September 30, 2006, we decreased our debt, both under the 2004 term loan and the 2006 revolving credit facilities, by $15.3 million, from $19.8 million at June 30, 2006 to $4.5 million at September 30, 2006. During October we paid the remaining $4.5 million of our debt outstanding under the 2006 facilities.

The 2006 revolving credit facilities agreement is secured by a first lien or first priority security interest in or pledge of substantially all of the assets of the borrowers and certain subsidiaries, including accounts receivable, inventory, equipment, intangibles, equity interests in U.S. subsidiaries, 66 1/3% of the equity interest in active, non-U.S. subsidiaries and interests in certain contracts. Assets of the Company and its active U.S. subsidiaries secure the US, Canadian, U.K. revolving facilities, assets of the Company’s Canadian subsidiary also secure the Canadian facility and assets of the Company’s U.K. subsidiaries also secure the U.K. facility. The U.S. facility is guaranteed by each U.S. subsidiary of the Company, while the Canadian and U.K. facilities are guaranteed by NATCO Group Inc., each of its U.S. subsidiaries and the Canadian subsidiary or the U.K. subsidiaries, as applicable.

The 2006 revolving credit facilities agreement contains restrictive covenants including, among others, those that limit the amount of Funded Debt to EBITDA, impose a minimum fixed charge coverage ratio and impose a minimum tangible net worth requirement. We were in compliance with all restrictive debt covenants as of September 30, 2006. Pursuant to the 2006 revolving credit facilities, the Company is not permitted to make any distributions of any property or cash to its stockholders other than dividends required under its Series B Preferred Stock and certain other dividends not to exceed, in the aggregate, $3.0 million per year, if certain conditions related to Funded Debt to EBITDA and borrowing capacity are met, or $1.5 million per year, in the aggregate, if such conditions are not met. Subject to certain restrictions, the Company also has the ability to buy back up to $25.0 million in value of its common stock.

Export Sales Facility

On July 23, 2004, the Company and two of its subsidiaries entered into an international revolving credit agreement with Wells Fargo HSBC Trade Bank, N.A. providing for loans of up to $10.0 million, subject to borrowing base limitations. This working capital facility for export sales is secured by specific project inventory and receivables, as well as certain other inventory, accounts receivable and equipment, and is partially guaranteed by the U.S. Export-Import Bank. Loans under this facility mature on March 31, 2007, and bear interest at either (1) a Base Rate, as defined in the agreement, less 0.25% or (2) LIBOR plus 2.00%, at the Company’s election. There were no loans outstanding at September 30, 2006. Letters of credit outstanding under this facility as of September 30, 2006 were $9.8 million. This facility had fees related to letters of credit of approximately 1.00% of the outstanding balance.

Other

At September 30, 2006, the Company had unsecured letters of credit and bonds totaling $317,000. At September 30, 2006, available borrowing capacity under the 2006 revolving credit facilities and export sales credit agreement were $73.6 million and $200,000, respectively. Although no assurances can be given, we believe that our operating cash flow, supported by our borrowing capacity, will be adequate to fund operations for at least the next twelve months. Should we decide to pursue acquisition opportunities, the determination of our ability to finance these acquisitions will be a critical element of the analysis of the opportunities.

Cash and Cash Equivalents

The company had cash and cash equivalents of $20.9 million as of September 30, 2006, which includes highly liquid, short-term investments totaling $19.7 million that accrue interest at a weighted average rate of 4.37%.

Working capital

As of September 30, 2006, we had cash and cash equivalents and working capital of $20.9 million and $71.4 million respectively, compared to $9.2 million and $49.1 million as of December 31, 2005, respectively. The increase in working capital from December 31, 2005 to September 30, 2006 of $22.3 million or 45% was due primarily to an $11.7 million increase in cash and cash equivalents, an $11.9 million increase in trade receivables and an $11.2 million increase in inventory, primarily work in progress attributable to the increased business activity, offset by a net increase of $13.5 million in current liabilities primarily related to increased accrued expenses and customer advances partially offset with a decrease in trade accounts payable and the elimination of the current portion of long-term debt.

Cash Flow

	For the Nine Months Ended September 30,
	2006	2005
	(in thousands)
	(Unaudited)
Net cash provided by (used in):
Operating activities	$32,090	$10,831
Investing activities	(929)	(57)
Financing activities	(20,155)	(5,898)
Effect of exchange rate changes on cash and cash equivalents	730	378

Net increase in cash	$11,736	$5,254

Net cash provided by operating activities for the nine months ended September 30, 2006 was $32.1 million compared to $10.8 million provided by operating activities for the nine months ended September 30, 2005. The increase in net cash provided by operating activities in 2006, compared to 2005 was largely due to the significant increase in net income in the nine months ended September 30, 2006 versus 2005 as adjusted for non-cash items, offset by an increase in working capital consisting primarily of trade receivables and inventories, as a result of increased business activity. Trade receivables will fluctuate depending on business levels, invoice terms, timing of collections and, for large projects particularly, achieving contractual milestones that permit invoicing for interim payments.

Net cash used in investing activities for the nine months ended September 30, 2006 was $929,000 compared to net cash used in investing activities of $57,000 for the nine months ended September 30, 2005. The proceeds of $3.0 million from the sale of a partial interest in NATCO Japan was offset by $3.6 million of capital expenditures related primarily to leasehold improvements and expansions of certain manufacturing and processing facilities. The Company also made a $412,000 investment in other long-term intangible assets related to the purchase of a 50% ownership interest in a joint venture that fabricates a pilotless ignition system for controlling gas-fired heaters used in connection with oil and gas wellhead equipment. The primary use of funds for the nine months ended September 30, 2005 was for capital expenditures of $2.4 million, largely offset by $2.3 million in proceeds from the sale of certain operating assets.

Net cash used in financing activities for the nine months ended September 30, 2006 and 2005 was $20.2 million and $5.9 million, respectively. The primary use of cash for the nine months ended September 30, 2006 was $2.3 million related to bank overdrafts, $750,000 in payment of dividends on our preferred stock, $454,000 of financing costs and $22.9 million of repayments of long-term debt, of which $7.6 million related to the terminated 2004 term loan and revolving credit facilities and $15.3 million related to the 2006 revolving credit facilities. Sources of cash for the nine months ended September 30, 2006 were $3.3 million of excess tax benefit related to stock options exercised and lapse of restrictions on restricted stock and $3.0 million net proceeds from stock issuances related to stock options exercises. The primary use of cash for the nine months ended September 30, 2005 was primarily long-term debt repayment of $11.6 million and $750,000 in payment of dividends on our preferred stock, offset in part by $6.5 million of proceeds from the exercise of stock options.

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

Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder, into (1) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 (or an aggregate of 1,921,845 shares) at September 30, 2006, and (2) a cash payment equal to the amount of dividends on such share that have accrued since the prior semi-annual dividend payment date.

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

If the Series B Preferred Shares were redeemed under contingent redemption features, any redemption amount greater than carrying value would be recorded as a reduction of income allocable to common shareholders when the event becomes probable.

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

Warrants

We issued warrants to purchase Company common stock to a private investment fund in 2003 that had an exercise price of $10.00 per share of common stock and were to expire on March 25, 2006. The Company adjusted this liability to fair value from the date of issuance through the date of exercise and recorded an expense of $1.8 million for the year ended December 31, 2005.

On August 26, 2005, the investment fund exercised in full its warrants pursuant to a cashless exercise provision contained in the warrant instrument, which resulted in no cash payment to the Company. The final number of shares of common stock issued to the investment fund was calculated based on the average of the closing price of the Company’s shares on the New York Stock Exchange for the ten trading-day period ending on the day prior to the exercise. The average price was $17.933, resulting in the issuance of 110,061 shares of common stock in exchange for the warrants.

Bookings and Backlog

Bookings

The Company’s bookings for the three months and nine months ended September 30, 2006 and 2005 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited, in thousands)
Bookings:
Oil & Water Technologies.	$79,934	$92,122	$273,812	$273,914
Gas Technologies	10,059	24,445	91,652	41,848
Automation & Controls.	22,837	18,442	62,595	49,299

Total bookings	$112,830	$135,009	$428,059	$365,061

Our bookings were $112.8 million compared to $135.0 million for the three months ended September 30, 2006 and 2005, and $428.1 million compared to $365.1 million for the nine months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006, bookings decreased $12.2 million or 13% in the Oil & Water Technologies segment, primarily due to delays in built-to-order project awards and lower orders pursued for traditional product sales. For the three months ended September 30, 2006, bookings decreased $14.4 million or 59% in the Gas Technologies segment but increased $49.8 million or 119% for the nine months ended September 30, 2006 due to a $46.4 million Southeast Asian project that the Company was awarded during the second quarter of 2006. Bookings in the Automation & Controls segment increased $4.4 million or 24% due primarily to continuing field services work in the Gulf of Mexico on hurricane repair jobs of $2.0 million and an increase in field services work in Kazakhstan of $1.6 million.

Backlog

The Company’s backlog as of September 30, 2006 and December 31, 2005 were:

	As of September 30, 2006	As of December 31, 2005
	(unaudited, in thousands)
Backlog:
Oil & Water Technologies	$152,933	$131,383
Gas Technologies	57,119	15,908
Automation & Controls	10,380	9,640

Total backlog	$220,432	$156,931

Our sales backlog at September 30, 2006 was $220.4 million, compared to $156.9 million at December 31, 2005, an increase of $63.5 million or 40%. Backlog increased by $21.6 million in the Oil & Water Technologies segment by $41.2 million in the Gas Technologies segment and by $740,000 in the Automation & Controls segment from December 31, 2005 to September 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations are conducted around the world in a number of different countries. Accordingly, future earnings are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Canada and the U.K. In Canada, most contracts are denominated in Canadian dollars, and most of the costs incurred are in Canadian dollars, which mitigates risks associated with currency fluctuations. In the U.K., many of our sales contracts and material purchases are denominated in a currency other than British pounds sterling, primarily U.S. dollars and euros, whereas our engineering and overhead costs are principally denominated in British pounds sterling. We have currency risk on our U.K. activities because a significant portion of their current backlog is in U.S. dollars. We attempt to minimize our exposure to foreign currency exchange rate risk by requiring settlement in our functional currencies, when possible. However, we do not currently enter into forward contracts or other currency-related derivative hedge arrangements.

Our financial instruments are subject to changes in interest rates, including our revolving credit facilities and our working capital facility for export sales. We replaced our 2004 term loan and revolving credit facilities on July 12, 2006 as discussed in detail in the notes to our financial statements included in Part I, Item 1 of this report. At September 30, 2006, we had borrowings of $4.5 million outstanding under the 2006 revolving credit facilities, at an interest rate of 6.56%.

Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. Assuming our current level of borrowings, a 100 basis point increase in interest rates under the 2006 revolving credit facilities would decrease our current quarter net income and our cash flow from operations by $7,000. In the event of an adverse change in interest rates, we could take action to mitigate our exposure. However, due to the uncertainty of actions that could be taken and the possible effects, this calculation assumes no such actions. Furthermore, this calculation does not consider the effects of a possible change in the level of overall economic activity that could exist in such an environment.

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

As of September 30, 2006, we carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the surrenders of the Company’s equity securities during the three months ended September 30, 2006:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to 31, 2006	—	—	—	—
August 1 to 31, 2006	14,040	—	—	—
September 1 to 30, 2006	—	—	—	—

Three months ended September 30, 2006	14,040	—	—	—

(1)	This acquisition of equity securities was the result of the forfeiture of restricted stock on termination of employment pursuant to the terms of the Company’s shareholder approved equity compensation plans and the terms of the equity grants pursuant to those plans.
(2)	Excludes forfeited restricted stock since the purchase price was zero.

Item 6. Exhibits

Exhibit No.	Description
10.1	Form of Performance Unit Award Agreement

10.2	Employment Agreement dated October 9, 2006 between Bradley P. Farnsworth and the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed October 13, 2006, File No. 1-15603

10.3	Loan Agreement dated as of July 12, 2006 among NATCO Group Inc., as Borrower, NATCO Canada, Ltd., as Canadian borrower, Axsia Group Limited, as UK Borrower, Wells Fargo Bank, National Association, as US Agent and Lead Arranger, HSBC Bank Canada, as Canadian Agent, HSBC Bank PLC, as UK Agent, Bank of America, N.A., as Syndications Agent, and the other lenders parties thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2006, File No. 1-15603

31.1	Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATCO GROUP INC.

Date: November 9, 2006	By:	/s/ JOHN U. CLARKE
John U. Clarke Chairman of the Board and Chief Executive Officer

Date: November 9, 2006	By:	/s/ BRADLEY P. FARNSWORTH
Bradley P. Farnsworth Senior Vice President and Chief Financial Officer