Form 10-Q
period 2007-03-31
NATCO GROUP INC
filed 2007-05-10
CIK 1057693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, the issuer had outstanding 17,398,689 shares of common stock, par value $0.01 per share.

NATCO GROUP INC.

FORM 10-Q

For the Quarter Ended March 31, 2007

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31, 2007	December 31, 2006
	(unaudited)	As Adjusted (Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$49,658	$35,238
Trade accounts receivable, less allowance for doubtful accounts of $1,283 and $1,183 as of March 31, 2007 and December 31, 2006, respectively	118,862	116,165
Inventories, net	47,542	42,451
Deferred income tax assets, net	5,969	5,353
Prepaid expenses and other current assets	4,885	5,075

Total current assets	226,916	204,282
Property, plant and equipment, net	35,096	34,603
Goodwill, net	80,965	80,893
Deferred income tax assets, net	834	1,203
Other assets, net	1,279	1,392

Total assets	$345,090	$322,373

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and other	$45,663	$40,545
Accrued expenses	48,470	49,281
Customer advanced billings and payments	41,196	35,387
Income taxes payable	4,337	1,236

Total current liabilities	139,666	126,449
Long-term deferred tax liabilities	680	611
Postretirement benefits and other long-term liabilities	7,370	7,809

Total liabilities	147,716	134,869
Commitments and contingencies
Minority interest	398	337
Series B redeemable convertible preferred stock (aggregate redemption value of $15,000), $.01 par value; 15,000 shares authorized, issued and outstanding (net of issuance costs)	14,222	14,222
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized (of which 500,000 are designated as Series A and 15,000 are designated as Series B); no shares issued and outstanding (except Series B shares above)	—	—
Series A preferred stock, $.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 17,389,155 and 17,357,557 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	174	174
Additional paid-in-capital	114,552	113,340
Retained earnings	65,084	56,681
Accumulated other comprehensive income	2,944	2,750

Total stockholders’ equity	182,754	172,945

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$345,090	$322,373

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2007	2006
		As Adjusted (Note 3)
Revenue:
Products	$102,035	$97,006
Services	25,394	20,761

Total revenue	$127,429	$117,767
Cost of goods sold and services:
Products	$77,819	$75,935
Services	13,516	10,466

Total cost of goods sold and services	$91,335	$86,401

Gross profit	$36,094	$31,366
Selling, general and administrative expense	20,378	16,994
Depreciation and amortization expense	1,390	1,445
Net interest (income) expense	(197)	640
Minority interest	61	—
Loss on unconsolidated investment	85	—
Other, net	555	(347)

Income before income taxes	$13,822	$12,634
Income tax provision	5,045	4,802

Net income	$8,777	$7,832
Preferred stock dividends	375	375

Net income available to common stockholders	$8,402	$7,457

Earnings per share:
Basic	$0.49	$0.45
Diluted	$0.45	$0.41
Weighted average number of shares of common stock:
Basic	17,199	16,663
Diluted	19,495	19,046

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2007	2006
		(As Adjusted, Note 3)
Cash flows from operating activities:
Net income	$8,777	$7,832
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(144)	120
Depreciation and amortization expense	1,390	1,445
Non-cash interest expense	26	86
Share-based compensation expense	850	613
Tax benefit of share-based compensation	18	73
Minority interest	61	—
Loss on unconsolidated investment	85	—
Net periodic cost on postretirement benefit liability	(80)	50
Net payments on postretirement benefit liability	(211)	(234)
Loss on sale of property, plant and equipment	4	45
Change in assets and liabilities:
Increase in trade accounts receivable	(2,414)	(3,661)
Increase in inventories	(5,039)	(6,986)
Decrease in prepaid expense and other current assets	380	197
Increase in long-term assets	(36)	(625)
Decrease in long-term liabilities	(155)	—
Increase (decrease) in accounts payable	5,534	(7,199)
Increase (decrease) in accrued expenses	(1,356)	1,666
Increase in income tax payable	2,835	2,812
Increase in customer advanced billings and payments	5,777	11,149

Net cash provided by operating activities	16,302	7,383

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(1,745)	(962)
Investments in joint venture	—	(375)
Investment in unconsolidated affiliate, net of cash acquired	(8)	—
Proceeds from sales of property, plant and equipment	25	9

Net cash used in investing activities	(1,728)	(1,328)

Cash flows from financing activities:
Repayments of long-term debt	—	(3,000)
Proceeds from the stock issuances related to stock options, net	162	534
Excess tax benefit of share-based compensation	183	327
Change in bank overdrafts	(507)	454

Net cash used in financing activities	(162)	(1,685)

Effect of exchange rate changes on cash and cash equivalents	8	34

Increase in cash and cash equivalents	14,420	4,404
Cash and cash equivalents at beginning of period	35,238	9,198

Cash and cash equivalents at end of period	$49,658	$13,602

Cash paid for:
Interest	$81	$517
Income taxes	$2,138	$1,413

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Basis of Presentation

NATCO Group Inc. is one of the leading providers of wellhead process equipment, systems and services used in the production of oil and gas. The Company’s production equipment is used onshore and offshore in most major oil and gas producing regions of the world.

The accompanying consolidated interim financial statements and related disclosures are unaudited and prepared by NATCO Group Inc. pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). As permitted by these regulations, certain information and footnote disclosures that would typically be required in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company’s management believes that these statements reflect all the normal recurring and non-recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filing for the year ended December 31, 2006.

The preparation of financial statements requires the Company’s management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Certain comparative prior period amounts included in one of our segments’ revenue in the consolidated interim statements of operations have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported interim statements of operations except as discussed in Note 3, “Change in Accounting Principle.”

References to “NATCO” and “the Company” are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

(2) Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2006. The following changes were made to our significant accounting policies during the three months ended March 31, 2007:

•

We adopted accounting policies related to uncertain tax position according to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” See Note 9, Income Taxes.

•

We adopted accounting policies related to the planned major maintenance activities according to FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” See Note 3, Change in Accounting Principle.

(3) Change in Accounting Principle

As of January 1, 2007, the Company changed its method of accounting for planned major maintenance activities from the accrue-in-advance method to the direct expense method, as required by FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” Previously, the Company accrued for the cost of upcoming periodic replacements or maintenance of membranes used in gas processing facilities owned by us in advance of performing the related replacements or maintenance, based on historical membrane replacements

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and/or maintenance. Costs expected to be paid in the future were classified as a current liability. Under the direct expense method, costs actually incurred are expensed in the same period.

The Company recorded this change in accounting principle in accordance with FSP No. AUG AIR-1 which requires retrospective application of the new accounting principle to all practicable prior accounting periods as if the principle had always been used. The accounting principle was retrospectively applied to the period of January 1, 2002 and to each period thereafter. Effective January 1, 2007, we began recording the actual cost related to the replacements and/or maintenance of membranes as incurred. The cumulative effect of the retrospective application of this accounting principle as of January 1, 2006 was a $464,000 decrease in total liabilities and a $296,000 increase in retained earnings, net of the $168,000 related tax expense.

The following tables present the effect of the retrospective application of this change in accounting principle on the Company’s Balance Sheets, Statements of Operations and Statements of Cash Flows for the respective periods:

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	As of December 31, 2006
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(in thousands)
ASSETS

Current assets	$204,450	$(168)	$204,282
Long term assets	118,091	—	118,091

Total assets	$322,541	$(168)	$322,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$126,913	$(464)	$126,449
Long-term liabilities	8,420	—	8,420

Total liabilities	$135,333	$(464)	$134,869

Minority interest	$337	$—	$337
Series B redeemable convertible preferred stock	14,222	—	14,222
Total stockholders’ equity	172,649	296	172,945

Total liabilities and stockholders’ equity	$322,541	$(168)	$322,373

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2006
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(in thousands, except earnings per share data)
Total revenue	$117,767	$—	$117,767
Total cost of goods sold and services	86,359	42	86,401

Gross profit	$31,408	$(42)	$31,366
Income before income taxes	$12,676	$(42)	$12,634
Income tax provision	4,817	(15)	4,802

Net income	$7,859	$(27)	$7,832
Preferred stock dividends	375	—	375

Net income available to common stockholders	$7,484	$(27)	$7,457

Earnings per share:
—Basic	$0.45	$—	$0.45
—Diluted	$0.41	$—	$0.41

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2006
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(in thousands)
Cash flows from operating activities:
Net income	$7,859	$(27)	$7,832
Total adjustments to net income	(476)	27	(449)

Net cash provided by operating activities	7,383	—	7,383
Cash flows from investing activities:
Net cash used in investing activities	(1,328)		(1,328)
Cash flow from financing activities:
Net cash used in financing activities	(1,685)		(1,685)
Effect of exchange rate changes on cash and cash equivalents	34		34

Net increase in cash and cash equivalents	4,404	—	4,404
Cash and cash equivalents at beginning of period	9,198		9,198

Cash and cash equivalents at end of period	$13,602	$—	$13,602

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Inventories

Inventories consisted of the following amounts:

	March 31, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Finished goods	$13,567	$10,879
Work-in-process	20,583	18,064
Raw materials and supplies	21,502	20,948

Inventories at FIFO, LIFO and weighted average	55,652	49,891
Inventory reserves	(8,110)	(7,440)

Net inventories	$47,542	$42,451

The Company’s net inventories as of March 31, 2007 and December 31, 2006 by valuation method were:

	March 31, 2007	December 31, 2006
	(unaudited)
	(in thousands)
FIFO	$5,968	$5,874
Weighted average cost	640	725
LIFO	40,934	35,852

Net inventories	$47,542	$42,451

There were no reductions in LIFO layers as of March 31, 2007 and December 31, 2006.

(5) Costs and Estimated Earnings on Uncompleted Contracts Using Percentage-of-Completion Method

Costs and estimated earnings on uncompleted contracts using percentage-of-completion method were as follows:

	March 31, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Cost incurred on uncompleted contracts—percentage-of-completion	$134,571	$122,962
Estimated earnings	42,464	38,050

	177,035	161,012
Less billings to date	(178,104)	156,711

	$(1,069)	$4,301

Included in the accompanying balance sheet under the captions:
Trade Accounts receivable—percentage-of-completion	$39,151	$35,407
Customer advanced billings and payments	(40,220)	(31,106)

	$(1,069)	$4,301

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Goodwill and Intangible Assets

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets with indefinite lives, including goodwill, on an impairment basis, while intangible assets with a defined term, such as patents, are amortized over the useful life of the asset. The Company tests each business segment for impairment of goodwill annually at year end, or more frequently if there are indications of goodwill impairment. Goodwill was not impaired as of December 31, 2006. During the three months ended March 31, 2007, no additional testing was performed as management noted no indications of goodwill impairment.

Net goodwill of $80.9 million at December 31, 2006, was comprised of $47.4 million, $29.1 million and $4.4 million for the Oil & Water Technologies, Gas Technologies and Automation & Controls reporting units, respectively. Net goodwill of $81.0 million at March 31, 2007, was comprised of $47.5 million, $29.1 million and $4.4 million for the Oil & Water Technologies, Gas Technologies and Automation & Controls reporting units, respectively. The increase in net goodwill of $73,000 was due entirely to the foreign currency effect related to our Canadian subsidiary.

Intangible assets subject to amortization as of March 31, 2007 and December 31, 2006 were:

	As of March 31, 2007		As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited)
		(in thousands)
Deferred financing fees	$861	$412	$858	$386
Patents	585	152	585	135
Other	732	258	693	223

Total	$2,178	$822	$2,136	$744

Amortization and interest expense of $78,000 and $104,000 related to deferred financing fees, patents and other were recognized for the three months ended March 31, 2007 and 2006, respectively. For segment reporting purposes, these intangible assets and the related accumulated amortization expense were allocated to each segment.

(7) Warranty Costs

Estimated future warranty obligations related to products are charged to cost of goods sold in the period in which the related revenue is recognized. A reconciliation of the changes in the Company’s aggregate product warranty liability included in the consolidated balance sheet liability account “Accrued expenses” for the three months ended March 31, 2007, is set forth below (unaudited, in thousands).

Balance at December 31, 2006	$3,866
Foreign currency translation	12
Payments/charges	(338)
Net accruals	572

Balance at March 31, 2007	$4,112

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Closure, Severance and Other

On December 15, 2005, the Board of Directors approved the final phase of restructuring the Company’s UK operations by consolidating two offices in England into one location. As of March 31, 2007, the total estimated remaining liability related to the office consolidation was $1.9 million.

Pursuant to an amendment to his then effective employment agreement with the Company, entered into in September 2005, Mr. Patrick M. McCarthy agreed to continue as President of the Company in exchange for certain benefits and payments which included, among other things, payment of certain severance benefits, a guaranteed bonus for 2005, acceleration of vesting of certain options, lapse in restrictions on a portion of his restricted stock awards and continuation of certain health benefits following termination. The Company recorded a charge of $1.2 million in the third quarter of 2005 related to this amendment, in addition to the previously accrued expense of $155,000 related to his 2005 bonus. On June 26, 2006, the Company and Mr. McCarthy entered into an amended and restated Employment Agreement (the “Employment Agreement”), which became effective July 1, 2006. Under the terms of the Employment Agreement, which was reviewed and approved by the Company’s Board of Directors, Mr. McCarthy was named as the Company’s President and Chief Operating Officer to serve until July 1, 2008. While the Company did not incur additional charges with respect to effectiveness of the Employment Agreement, it remains liable for the severance obligation under the former arrangement, to be paid upon Mr. McCarthy’s termination. At March 31, 2007, the Company had an aggregate liability of approximately $900,000 related to this matter.

In July and December 2004, the Company recorded severance expense of $2.5 million and $1.3 million, respectively, related to the termination of two executives and certain other administrative and operating personnel in the US, UK and Canada. At March 31, 2007, the Company had an aggregate liability of approximately $600,000.

Severance expense was zero and $50,000 for the three months ended March 31, 2007 and 2006, respectively.

A roll forward of the Company’s accrued closure, severance and other expense as of December 31, 2006 and March 31, 2007 follows (in thousands):

Balance at December 31, 2006	$3,656
Payments	(271)
Severance accrual, net	—
Foreign exchange impact	15

Balance at March 31, 2007 (unaudited)	$3,400

The estimated payment of this liability at March 31, 2007 is $1,395,000 in 2007, $473,000 in 2008, $764,000 in 2009, $71,000 in 2010 and $191,000 in 2011. There was approximately $500,000 in the non-cash portion of these remaining liabilities.

(9) Income Taxes

NATCO’s effective income tax rate for the three months ended March 31, 2007 was 36.5%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials and permanent differences.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted the provisions of FIN 48. The Company determined that there is no cumulative effect on our financial statements related to adopting FIN 48.

As of January 1, 2007, the Company provided for a liability of $824,000 for unrecognized tax benefits related to various federal income tax matters. If recognized, the entire amount of the liability would affect the effective tax rate. There were no changes to this liability during the quarter ended March 31, 2007. Any interest and penalties that may be incurred as part of this liability would be recognized as a component of interest expense. The Company’s US federal tax returns are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006.

(10) Debt

In July 2006, the Company terminated its prior term loan and revolving credit facilities and entered into a new 2006 revolving credit facilities agreement with a maturity of June 30, 2011 and a total borrowing capacity of $85.0 million. The Company pays commitment fees on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which was calculated at 0.25% at March 31, 2007. There were no borrowings outstanding under these facilities as of December 31, 2006 or March 31, 2007.

The Company had letters of credit outstanding of $14.3 million and available borrowing capacity of $70.7 million at March 31, 2007. Availability under our credit facilities is reduced by the amount of outstanding letters of credit and borrowings. The letters of credit, which support contract performance and warranties, expire at various dates through February 25, 2010. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at March 31, 2007. At March 31, 2007, the Company had unsecured letters of credit and bonds totaling $478,000.

The Company’s export sales credit facility, an international revolving credit agreement providing for loans of up to $10.0 million, subject to borrowing base limitations, expired March 31, 2007. As of that date there was no indebtedness or letters of credit outstanding under this facility.

(11) Postretirement Benefits

Health Care and Life Insurance Plans

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of December 31, 2006.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of net periodic cost on postretirement benefit liability under the Company’s postretirement health care and life insurance benefit plans as of March 31, 2007 and 2006, respectively:

	For the Three Months Ended March 31,
	2007	2006
	(unaudited, in thousands)
Service cost	$—	$—
Interest cost	104	108
Amortization of:
Prior service cost	(440)	(334)
Net loss from previous years	256	276

Net periodic cost on postretirement benefit liability	$(80)	$50

During the quarter ended March 31, 2007, the Company made contributions of $211,000 to the Company’s postretirement health care and life insurance benefit plans. We expect to contribute an aggregate of $644,000 to the plans in the year 2007.

Defined Contribution Plans

During the quarter ended March 31, 2007, the Company made contributions aggregating $1.0 million to the Company’s defined contribution plans maintained in the US, Canada and the UK. This amount included certain additional discretionary matching contribution provided by the Company to eligible employees in the US and Canadian plans.

(12) Litigation

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

(13) Share-Based Compensation

Overview

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment.”

As of March 31, 2007, the Company had 953,391 shares available for future awards under its long-term incentive compensation plans. The Company may elect to issue new shares or treasury shares, if any, under its long-term incentive compensation plans. Forfeitures were estimated at annual rates of 2.833% and 3.0%, respectively, for stock options granted and restricted stock awarded during the three months ended March 31, 2007 based on the Company’s historical cancellation and forfeiture experience.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of total share-based compensation expense, related to all of the Company’s share-based options and awards recognized for the three months ended March 31, 2007 and 2006, were:

	For the Three Months Ended March 31,
	2007	2006
	(unaudited, in thousands)
Total share-based compensation expense	$850	$613
Less: Tax benefit of share-based compensation expense	(307)	(230)

Share-based compensation expense, net of tax, recognized in income	$543	$383

Stock Options

The Company values share-based options by applying the Black-Scholes-Merton Single Option—Reduced Term valuation method which requires management to make various subjective assumptions.

The assumptions used to determine the fair value of stock option awards granted during the three months ended March 31, 2007 and 2006 were:

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)
Expected term (years)	6.00	6.00
Volatility	45.00%	45.00%
Risk-free interest rate	5.25%-5.30%	4.87%
Dividend yield	0.00%	0.00%

Our stock option activities and related information are summarized below:

	Stock Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2006	853,531	$9.17
Granted	15,500	$34.44
Exercised	(21,908)	$7.40
Forfeited	(9,451)	$32.39

Balance at March 31, 2007	837,672	$16.71	6.56	$14,587
Exercisable	490,702	$9.37	4.97	$12,144

	For the Three Months Ended March 31,
	2007	2006
	(in thousands, except for weighted average grant date fair value)
Weighted average grant date fair value of stock options granted	$17.50	$10.93
Total fair value of stock options vested	$127	$105
Total intrinsic value of stock options exercised	$543	$1,184
Cash proceeds from exercise of stock options	$162	$534
Tax benefit related to stock options exercised	$201	$400

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2007, there was $3.4 million of unrecognized compensation cost related to non vested stock options. This cost is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock

Our restricted stock activities and related information are summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	161,894	$21.43
Granted	9,690	$36.38
Vested	—	N/A
Forfeited	—	N/A

Nonvested at March 31, 2007	171,584	$22.27

	For the Three Months Ended March 31,
	2007	2006
Weighted-average grant date fair value of restricted stock granted	$36.38	$21.80
Total fair value of restricted stock vested	N/A	N/A
Total intrinsic value of restricted stock vested	N/A	N/A

As of March 31, 2007 there was $2.1 million of total unrecognized compensation cost related to non vested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.8 years.

(14) Earnings per Share

Per SFAS No. 128 “Earnings per Share,” the basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. The diluted earnings per common and potential common share is computed using net income available to common stockholders divided by the weighted average number of shares outstanding for the period, after applying the “if-converted” method to determine any incremental shares associated with convertible preferred stock and restricted stock outstanding. Net income available to common stockholders represents net income less preferred stock dividends accrued.

The Company computes incremental shares according to SFAS No. 123R requirements. The assumed proceeds used in the “Treasury Method” include the windfall tax benefit related to unrecognized compensation expense. For the purpose of weighted average shares calculation, the performance condition of some restricted stock has been taken into consideration. If anti-dilutive common shares were included for the quarters ended March 31, 2007 and 2006, the impact would have been a reduction of approximately 67,400 shares and 4,500 shares, respectively. At March 31, 2007, the Company included 1.9 million shares issuable upon conversion of the Series B Preferred Shares in the calculation of the diluted weighted average shares, as the inclusion of these shares was dilutive at the level of income in the quarters ended March 31, 2007 and 2006.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of basic and diluted earnings per common and potential common share for the three months ended March 31, 2007 and 2006, respectively:

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006
	Income	Weighted Average Shares Outstanding	Per-Share Amount	Income	Weighted Average Shares Outstanding	Per-Share Amount
	(unaudited; in thousands, except earnings per share amounts)
				As Adjusted
				(Note 3)
Net income	$8,777			$7,832
Less: Convertible preferred stock dividends accrued	(375)			(375)

Basic EPS:
Income available to common stockholders	$8,402	17,199	$0.49	$7,457	16,663	$0.45

Effect of dilutive securities:
Stock options	—	297		—	386
Restricted stock	—	77		—	75
Convertible preferred stock	—	1,922		—	1,922

Diluted EPS:
Plus: Convertible preferred stock dividends accrued	375			375

Income available to common stockholders	$8,777	19,495	$0.45	$7,832	19,046	$0.41

(15) Industry Segments

NATCO’s reporting segments are Oil & Water Technologies, Gas Technologies and Automation & Controls.

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

NATCO’s business units have separate management teams and infrastructures that offer different products and services. The business units were aggregated into three reporting segments (described above) since the long-term financial performance of these reportable segments is affected by similar economic conditions.

NATCO allocates corporate and other expenses to each of the operating segments based on headcount, total assets, revenues and bookings. Corporate assets are allocated to the segments based on the total assets of the

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segment. The accounting policies of the segments are consistent with the policies used to prepare the Company’s consolidated financial statements for the respective periods presented, as described in Note 2, Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2006 and Note 2 to the consolidated financial statements filed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. The Company evaluates the performance of its operating segments based on income before net interest (income) expense, depreciation and amortization expense, other, net and income tax provision.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Oil & Water Technologies	Gas Technologies	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)
Three Months Ended March 31, 2007
Revenues from unaffiliated customers	$89,049	$16,137	$22,243	$—	$127,429
Inter-segment revenues	$194	$—	$827	$(1,021)	$—
Segment profit	$7,005	$6,382	$2,183	$—	$15,570
Total assets	$248,998	$60,414	$35,678	$—	$345,090
Capital expenditures	$1,323	$208	$214	$—	$1,745
Depreciation and amortization	$811	$447	$132	$—	$1,390

Three Months Ended March 31, 2006
As Adjusted (Note 3)
Revenues from unaffiliated customers	$85,033	$12,702	$20,032	$—	$117,767
Inter-segment revenues	$37	$—	$840	$(877)	$—
Segment profit	$5,631	$6,029	$2,712	$—	$14,372
Total assets	$213,233	$54,287	$32,107	$—	$299,627
Capital expenditures	$836	$2	$124	$—	$962
Depreciation and amortization	$806	$548	$91	$—	$1,445

The following table reconciles total segment profit to net income:

	For the Three Months Ended March 31,
	2007	2006
	(unaudited, in thousands)
		As Adjusted
		(Note 3)
Total segment profit	$15,570	$14,372
Net interest (income) expense	(197)	640
Depreciation and amortization	1,390	1,445
Other, net	555	(347)

Net income before income taxes	13,822	12,634
Income tax provision	5,045	4,802

Net income	$8,777	$7,832

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides further information on revenues by product line within the Oil & Water Technologies segment for the three months ended March 31, 2007 and 2006.

	For the Three Months Ended March 31,
	2007	2006
	(unaudited, in thousands)
Traditional/standard/used equipment	$57,215	$52,822
Built-to-order	32,479	32,493
Eliminations	(451)	(245)

Total Oil & Water Technologies segment revenue	$89,243	$85,070

(16) Recent Accounting Pronouncements

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF No. 06-03 requires that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22, “Disclosure of Accounting Policies.” In addition, if any of such taxes are reported on a gross basis, a company should disclose, on an aggregate basis, the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. This issue applies to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company currently reports revenue on a net basis. The Company adopted EITF No. 06-03 on January 1, 2007. The application of EITF No. 06-03 had no effect on the Company’s consolidated results of operations, financial position or cash flows.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted the provisions of FIN 48. The Company determined that there was no cumulative effect on our financial statements related to adopting FIN 48.

In September 2006, the FASB issued Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP No. AUG AIR-1 is effective for the fiscal year beginning after December 15, 2006. The Company adopted FSP No. AUG AIR-1 as of its effective date of January 1, 2007. The impact of the application of this Staff position is disclosed in Note 3 to the unaudited consolidated financial statements.

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This Staff Position provides (1) updated illustrations contained in Appendix B of Statement 87, Appendix B of Statement 87 and Appendix C of Statement 106 which were amended by Statement 158 and (2) updated questions and answers in all previous FASB Special Reports related to Statement 87, 88 and 106. FSP No. FAS 158-1 became effective as of the effective date of Statement 158 of December 31, 2006. There was no impact on the Company’s consolidated results of operations, financial position or cash flows resulting from the adoption of FSP No. FAS 158-1.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115,” which permits entities the option to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective as of January 1, 2008 with early adoption permitted. Under the standard, a business entity shall report unrealized gains and losses on items for which the fair value has been elected in earnings at each subsequent reporting date. The Company is currently assessing the impact, if any, of the adoption of SFAS No. 159 on its consolidated financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “plan,” “intend,” “designed to,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this document include, but are not limited to, discussions of accounting policies and estimates, indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company’s results of operations (see “—Industry and Business Environment”), growth plans for 2007 and beyond, future uses of and requirements for financial resources (see “—Liquidity and Capital Resources”), impact of bookings on future revenues and anticipated backlog levels. Our expectations about our business outlook, customer spending, potential acquisitions, oil and gas prices and our business environment and that of the industry in general are only our expectations regarding these matters. Actual results may differ materially from those in the forward-looking statements contained in this report for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, the availability of a skilled labor force, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, energy policies of OPEC, conflict involving the United States or in major petroleum producing or consuming regions, acts of war or terrorism, technological advances that could lower overall finding and development costs, weather patterns and the overall condition of capital markets for countries in which we operate.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make certain estimates and assumptions that affect the results reported in our consolidated financial statements and the accompanying notes. These estimates and assumptions are based on historical experience and on our future expectations that we believe to be reasonable under the circumstances. Note 2 to the consolidated financial statements filed in our Annual Report on Form 10-K for the year ended December 31, 2006 and Note 2 to the consolidated financial statements filed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 contain a summary of our significant accounting policies. We believe the following accounting policies are the most critical in the preparation of our consolidated financial statements:

Revenue Recognition: Percentage of Completion Method. We recognize revenues and related costs when products are shipped or services are rendered for (1) time and materials and service contracts, (2) manufactured goods produced in standard manufacturing operations and sold in the ordinary course of business through regular marketing channels and (3) certain customized manufactured goods that are smaller jobs with less customization, making them similar to such standard manufactured goods (that is, contracts valued at $250,000 or less having contract durations of four months or less). We recognize revenues using the percentage of completion method on contracts greater than $250,000 and having contract durations in excess of four months that represent customized, engineered orders of our products and qualify for such treatment in accordance with the requirements of AICPA Statement of Position 81-1, “Accounting for Performance of Certain Production-Type Contracts” (SOP 81-1). In addition, we use the percentage of completion method on all Automation & Controls segment equipment fabrication and sales projects that qualify for such treatment in accordance with the requirements of SOP 81-1. The Automation & Controls segment sells customized products fabricated to order pursuant to a large number of smaller contracts with durations of two to three months, with occasional large systems projects of longer duration. The segment does not produce standard units or maintain an inventory of products for sale. Due to the nature of the segment’s equipment fabrication and sales operations, and the potential for wide variations in our results of operations that could occur from applying the as shipped methodology to smaller contracts for these customized, fabricated goods, this segment recognizes revenues, regardless of contract value or duration, applying the percentage of completion method. For the three months ended March 31, 2007, approximately 54.6% of total Company revenues were recorded on an as shipped or as performed basis and approximately 45.4% were recorded using the percentage of completion method.

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

Estimates are subjective in nature and it is possible that we could have used different estimates of total contract costs in our calculation of revenue recognized using the percentage of completion method. For the three months ended March 31, 2007, the Company had $54.3 million in revenues attributable to open percentage completion projects having an aggregate gross profit percentage of 23%. If we had used a different estimate of total contract costs for each contract in progress at March 31, 2007, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased each of total revenue and pre-tax income for the three months ended March 31, 2007, by approximately $700,000. At March 31, 2007, the Company had two contracts in an aggregate loss position, with an estimated total loss of $1.8 million.

Goodwill evaluation. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill annually for impairment by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required by SFAS No. 142, we identified separate reporting units for purposes of this evaluation. We used our segments as the reporting units, and tested the segments as of December 31, 2006. In determining carrying value, we segregated assets and liabilities that, to the extent possible, are clearly identifiable by specific reporting unit. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reporting unit, are allocated as permitted by the standard. Fair value is determined by discounting projected future cash flows using our weighted average cost of capital, as calculated. In determining projected future cash flows for each segment, we make assumptions regarding the following key indicators: future market and sales growth rates (domestic and international), cost inflation, margin expectations, working capital, capital expenditure levels and tax levels. The fair value is then compared to the carrying value of the reporting unit to determine whether or not impairment has occurred at the reporting unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit’s assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, we would record an impairment charge for that amount.

In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2006, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the quarter ended March 31, 2007, as management noted no indications of goodwill impairment.

Net goodwill of $80.9 million at December 31, 2006, was comprised of $47.4 million, $29.1 million and $4.4 million for the Oil & Water Technologies, Gas Technologies and Automation & Controls reporting units, respectively. Net goodwill of $81.0 million at March 31, 2007, was comprised of $47.5 million, $29.1 million and $4.4 million for the Oil & Water Technologies, Gas Technologies and Automation & Controls reporting units, respectively.

Deferred Income Tax Assets: Valuation Allowance. Based upon the level of historical taxable income and projected future taxable income over the periods to which our deferred tax assets are deductible in the applicable tax jurisdictions, we believe it is more likely than not we will realize the benefits of our deferred tax assets, net of the existing valuation allowance at March 31, 2007. However, the amount of the deferred tax asset considered realizable, and thus the amount of these valuation allowances, could change it future taxable income differs from our projections in the applicable tax jurisdictions. In certain foreign tax jurisdictions, we are not able to rely on projections of future taxable income to determine the realizability of our deductible differences and carryforwards. At March 31, 2007, a valuation allowance of $113,000 is recorded to offset deferred tax assets in these foreign jurisdictions.

Recent Accounting Pronouncements

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF No. 06-03 requires that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22, “Disclosure of Accounting Policies.” In addition, if any of such taxes are reported on a gross basis, a company should disclose, on an aggregate basis, the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. This issue applies to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company currently reports revenue on a net basis. The Company adopted EITF No. 06-03 on January 1, 2007. The application of EITF No. 06-03 had no effect on the Company’s consolidated results of operations, financial position or cash flows.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted the provisions of FIN 48. The Company determined that there was no cumulative effect on our financial statements related to adopting FIN 48.

In September 2006, the FASB issued Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP No. AUG AIR-1 is effective for the fiscal year beginning after December 15, 2006. The Company adopted FSP No. AUG AIR-1 as of its effective date of January 1, 2007. The impact of the application of this Staff position is disclosed in Note 3 to the unaudited consolidated financial statements.

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

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This Staff Position provides (1) updated illustrations contained in Appendix B of Statement 87, Appendix B of Statement 87 and Appendix C of Statement 106 which were amended by Statement 158 and (2) updated questions and answers in all previous FASB Special Reports related to Statement 87, 88 and 106. FSP No. FAS 158-1 became effective as of the effective date of Statement 158 of December 31, 2006. There was no impact on the Company’s consolidated results of operations, financial position or cash flows resulting from the adoption of FSP No. FAS 158-1.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115,” which permits entities the option to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective as of January 1, 2008 with early adoption permitted. Under the standard, a business entity shall report unrealized gains and losses on items for which the fair value has been elected in earnings at each subsequent reporting date. The Company is currently assessing the impact, if any, of the adoption of SFAS No. 159 on its consolidated financial position and results of operations.

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

Changes in commodity prices have impacted our business over the past several years. The following table summarizes the average price of domestic crude oil and Brent crude oil per barrel, the average wellhead price of natural gas per thousand cubic feet (“Mcf”), as published by the U.S. Department of Energy; the number of rotary drilling rigs in operation, as published by Baker Hughes Incorporated, for the three months ended March 31, 2007 and 2006 and for the years ended December 31, 2006 and 2005:

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2007	2006	2006	2005
Average price of crude oil per barrel in the U.S.	$58.08	$63.32	$66.06	$56.54
Average price of Brent crude oil per barrel	$57.76	$61.80	$65.19	$54.47
Average wellhead price of natural gas per Mcf in the U.S.	$6.39	$7.49	$6.41	$7.52
Average U.S. rig count	1,733	1,519	1,648	1,380
Average international rig count (excludes North America)(1)	982	896	925	850

(1)	The Iran and Sudan rig counts were discontinued from the Baker Hughes publication beginning January 2006. For comparative purposes, the 2005 rig count numbers presented above exclude Iran and Sudan.

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

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Consolidated Revenue and Gross Profit

	Three Months Ended March 31,		Change	Percentage Change
	2007	2006
		As Adjusted (Note 3)
	(unaudited)
	(in thousands, except percentage change)
Revenue(1)	$127,429	$117,767	$9,662	8%
Cost of goods sold and services(1)	91,335	86,401	4,934	5%

Gross profit	$36,094	$31,366	$4,728	15%

Gross profit percentage	28%	27%	1%	4%

(1)

The table above includes inter-segment elimination amounts for both revenues and cost of goods sold and services of $1.0 million and $877,000 for the three months ended March 31, 2007 and 2006, respectively.

Oil & Water Technologies Segment

	Three Months Ended March 31,		Change	Percentage Change
	2007	2006
	(unaudited)
	(in thousands, except percentage change)
Revenue	$89,243	$85,070	$4,173	5%
Cost of goods sold and services	66,237	65,850	387	1%

Gross profit	$23,006	$19,220	$3,786	20%

Gross profit percentage	26%	23%	3%	13%

Oil & Water Technologies segment revenue increased $4.2 million, or 5%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. This increase was primarily attributable to the continued strength in sales of our traditional and standard equipment and services.

Inter-segment revenue for this business segment was $194,000 for the three months ended March 31, 2007, compared to $37,000 for the three months ended March 31, 2006.

Gross profit for the Oil & Water Technologies segment increased $3.8 million, or 20%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Approximately $4.3 million of this increase was primarily due to higher pricing and improved efficiency in the traditional and standard product lines, partially offset by an approximate $500,000 decrease in the built-to-order project business attributable to cost overruns on a particular built-to-order project and timing delays of higher margin product awards. Gross profit percentage was 26% and 23% for the three month periods ended March 31, 2007 and 2006, respectively.

Gas Technologies Segment

	Three Months Ended March 31,		Change	Percentage Change
	2007	2006
		As Adjusted
		(Note 3)
	(unaudited)
	(in thousands, except percentage change)
Revenue	$16,137	$12,702	$3,435	27%
Cost of goods sold and services	7,769	5,148	2,621	51%

Gross profit	$8,368	$7,554	$814	11%

Gross profit percentage	52%	59%	(7)%	(12)%

Revenue of $16.1 million for the three months ended March 31, 2007 for the Gas Technologies segment increased $3.4 million, or 27%, compared to $12.7 million for the three months ended March 31, 2006. This increase was due to higher built-to-order project activity of $2.8 million and $600,000 of increased throughput from our gas processing facilities in West Texas. There was no inter-segment revenue for this business segment for the three months ended March 31, 2007 and 2006.

Gross profit for the Gas Technologies segment for the three months ended March 31, 2007 increased $814,000, or 11%, compared to the three months ended March 31, 2006. This increase was due to higher contribution from CO2 membrane built-to-order projects and the higher throughput at the Company’s CO2 gas processing facilities in West Texas. Gross profit percentage for Gas Technologies was 52% and 59% for the three-month periods ended March 31, 2007 and 2006, respectively. The decrease in gross profit percentage was attributable to the revenue mix which had a higher concentration of lower margin built-to-order projects in the period.

Automation & Controls Segment

	Three Months Ended March 31,		Change	Percentage Change
	2007	2006
	(unaudited)
	(in thousands, except percentage change)
Revenue	$23,070	$20,872	$2,198	11%
Cost of goods sold and services	18,350	16,280	2,070	13%

Gross profit	$4,720	$4,592	$128	3%

Gross profit percentage	20%	22%	(2)%	(9)%

Revenue for the Automation & Controls segment was $23.1 million, an increase of $2.2 million, or 11%, for the three months ended March 31, 2007, compared to $20.9 million for the three months ended March 31, 2006. This increase was primarily due to increased international field service activity of $5.5 million, partially offset by an anticipated reduction in field service activity in the Gulf of Mexico of approximately $3.3 million. Inter-segment revenue for this business segment was $827,000 for the three months ended March 31, 2007, compared to $840,000 for the three months ended March 31, 2006.

Gross profit for the Automation & Controls segment increased $128,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to the increased revenue. Gross profit percentage was 20% and 22% for the three months ended March 31, 2007 and 2006, respectively. This decrease was due primarily to lower utilization of resources dedicated to the Gulf of Mexico market.

Other Items

Selling, General and Administrative Expense. Selling, general and administrative expense was $20.4 million for the three months ended March 31, 2007, an increase of $3.4 million, or 20%, compared to the three months ended March 31, 2006. This increase was primarily due to higher support expenses of $1.9 million related to increased business activity especially in the North American sales branches and Automation & Controls international field service business. Additionally there was approximately $1.5 million in higher compensation costs associated with increased headcount, employee retention programs and share-based incentive compensation related to the increased business activity.

Depreciation and Amortization Expense. Depreciation and amortization expense was $1.4 million for the three months ended March 31, 2007, a decrease of $55,000, or 4%, compared to the three months ended March 31, 2006.

Net Interest (Income) Expense. Net interest income of $197,000 for the three months ended March 31, 2007 consisted of interest income of $340,000 and interest expense of $143,000. Net interest expense of $640,000 for the three months ended March 31, 2006 included interest income of $63,000 and interest expense of $703,000. The increase of $277,000 in our interest income resulted from the increased cash investment accounts while our interest expense decreased by $560,000 due to no outstanding borrowings related to debt in the 2007 period.

Other, net. Other, net was a net expense of $555,000 for the three months ended March 31, 2007, related to net realized and unrealized foreign exchange transaction losses of $635,000, offset by a credit to net periodic cost on postretirement liability of $80,000, due to a reduction in the number of plan participants and change to the discount rate used in the valuation determination by our actuary. There was no expense related to closure, severance and other for the three months ended March 31, 2007. Other, net was a net income of $347,000 for the three months ended March 31, 2006. This amount related to net realized and unrealized foreign exchange transaction gains of $447,000, net periodic cost on postretirement liability of $50,000 and closure, severance and other expense of $50,000.

Income Tax Provision. Income tax expense for the three months ended March 31, 2007 was $5.0 million compared to $4.8 million for the three months ended March 31, 2006. The change in tax expense was primarily attributable to an increase in pre-tax income to $13.8 million for the three months ended March 31, 2007 from pre-tax income of $12.6 million for the three months ended March 31, 2006. The effective tax rate for the three months ended March 31, 2007 was 36.5% compared to 38.0% for the three months ended March 31, 2006. The effective tax rate was higher for the three months ended March 31, 2006 primarily as a result of our recording an increase in the valuation allowance related to deferred tax assets of our UK operations.

Preferred Stock Dividends. We recorded preferred stock dividends totaling $375,000 for each of the three months ended March 31, 2007 and 2006 related to our Series B Convertible Preferred Stock.

Bookings and Backlog

The Company’s bookings for the three months ended March 31, 2007 and 2006 were:

	Three Months Ended March 31,
	2007	2006
	(unaudited, in thousands)
Bookings:
Oil & Water Technologies	$86,815	$112,816
Gas Technologies	20,956	20,536
Automation & Controls	26,079	20,994

Total bookings	$133,850	$154,346

Our bookings were $133.9 million and $154.3 million for the three months ended March 31, 2007 and 2006, respectively. Bookings for the three months ended March 31, 2007 decreased $26.0 million in the Oil & Water Technologies segment as a result of delays in built-to-order project awards, increased $420,000 in the Gas Technologies segment and $5.1 million in the Automation & Controls segment compared to the three months ended March 31, 2006. At March 31, 2007, the Company did not have significant concentrations of bookings in countries outside the US.

The Company’s backlog as of March 31, 2007 and 2006 was:

	As of March 31,
	2007	2006
	(unaudited, in thousands)
Backlog:
Oil & Water Technologies	$142,001	$177,555
Gas Technologies	61,080	18,260
Automation & Controls	10,625	11,788

Total backlog	$213,706	$207,603

Our sales backlog at March 31, 2007 was $213.7 million, compared to $207.6 million at March 31, 2006. Backlog decreased $35.6 million in the Oil & Water Technologies primarily as a result of delays in built-to-order project awards, increased $42.8 million in the Gas Technologies segment as a result of a large CO2 membrane built-to-order project booking awarded in the quarter ended June 30, 2006, and decreased $1.2 million in the Automation & Controls segment year over year.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2007 and December 31, 2006, we had cash and cash equivalents of $49.7 million and $35.2 million, respectively.

Working Capital

As of March 31, 2007, we had $87.3 million working capital, compared to $77.8 million at December 31, 2006, an increase of $9.4 million, or 12%. This increase was due to increases in cash and cash equivalents of $14.4 million, trade accounts receivable of $2.7 million, inventory of $5.1 million and deferred income taxes and other of $426,000, offset by a net increase in current liabilities of $13.2 million. The increase in liabilities consisted primarily of increases in trade accounts payable, customer advances and income taxes payable.

Cash Flow

	For the Three Months Ended March 31,
	2007	2006
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$16,302	$7,383
Investing activities	(1,728)	(1,328)
Financing activities	(162)	(1,685)
Effect of exchange rate changes on cash and cash equivalents	8	34

Net increase in cash and cash equivalents	$14,420	$4,404

Net cash provided by operating activities for the three months ended March 31, 2007 was $16.3 million compared to $7.4 million for the three months ended March 31, 2006. The increase in net cash provided by operating activities in 2007, compared to 2006 is largely due to the increase in net income as adjusted for non-cash items along with a decrease in working capital consisting primarily of a $12.7 million increase in accounts payable, $1.2 million reduction in accounts receivable and a $1.9 million decrease in inventory. This was partially offset by a decrease in customer advances by $5.4 million.

Net cash used in investing activities was $1.7 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively. The primary use of funds for the three months ended March 31, 2007 was for capital expenditures. The primary use of funds for the three months ended March 31, 2006 was for capital expenditures of $962,000 and investment in other long-term intangible assets of $375,000.

Net cash used in financing activities for the three months ended March 31, 2007 and 2006 was $162,000 and $1.7 million, respectively. The primary use of cash for the three months ended March 31, 2007 was a decrease in bank overdrafts of $507,000. Sources of cash for the three months ended March 31, 2007 were proceeds from the issuance of common stock related to stock option exercises of $162,000 and an associated tax benefit of $201,000. The primary use of cash for the three months ended March 31, 2006 was repayment of debt totaling $3.0 million. Sources of cash for the three months ended March 31, 2006 were proceeds from the issuance of common stock related to stock option exercises of $534,000, an associated tax benefit of $327,000 classified as financing activities and an increase in bank overdrafts of $454,000.

Debt Facilities

In July 2006, the Company terminated its prior term loan and revolving credit facilities and entered into a new 2006 revolving credit facilities agreement with a maturity of June 30, 2011 and a total borrowing capacity of $85.0 million.

The Company pays commitment fees on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which was calculated at 0.25% at March 31, 2007. There were no borrowings outstanding under these facilities as of December 31, 2006 or March 31, 2007.

The Company had letters of credit outstanding of $14.3 million and available borrowing capacity of $70.7 million at March 31, 2007. Availability under our credit facilities is reduced by the amount of outstanding letters of credit and borrowings. The letters of credit, which support contract performance and warranties, expire at various dates through February 25, 2010. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at March 31, 2007. At March 31, 2007, the Company had unsecured letters of credit and bonds totaling $478,000.

The Company’s export sales credit facility, an international revolving credit agreement providing for loans of up to $10.0 million, subject to borrowing base limitations, expired March 31, 2007. As of that date there were no debt or letters of credit outstanding under this facility.

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

Our financial instruments are subject to changes in interest rates, including our revolving credit facilities and our former export sales credit facility. At March 31, 2007, we had no borrowings outstanding under our then active credit facilities. Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material.

Item 4. Controls and Procedures

Controls and Procedures

We maintain controls and procedures designed to ensure that the information that we are required to disclose in the reports we file with or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of March 31, 2007, we carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

PART II—OTHER INFORMATION

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

NATCO GROUP INC.

Date: May 10, 2007	By:	/s/ JOHN U. CLARKE
John U. Clarke Chairman of the Board and Chief Executive Officer

Date: May 10, 2007	By:	/s/ BRADLEY P. FARNSWORTH
Bradley P. Farnsworth Senior Vice President and Chief Financial Officer