Form 10-Q
period 2007-06-30
NATCO GROUP INC
filed 2007-08-09
CIK 1057693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2007, the issuer had outstanding 18,165,301 shares of common stock, par value $0.01 per share.

NATCO GROUP INC.

FORM 10-Q

For the Quarter Ended June 30, 2007

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2007	December 31, 2006
	(unaudited)	As Adjusted (Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$52,645	$35,238
Trade accounts receivable, less allowance for doubtful accounts of $1,648 and $1,183 as of June 30, 2007 and December 31, 2006, respectively	125,670	116,165
Inventories, net	47,745	42,451
Deferred income tax assets, net	6,749	5,353
Prepaid expenses and other current assets	5,016	5,075

Total current assets	237,825	204,282
Property, plant and equipment, net	37,420	34,603
Goodwill, net	81,546	80,893
Deferred income tax assets, net	1,338	1,203
Other assets, net	1,250	1,392

Total assets	$359,379	$322,373

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and other	$49,368	$40,545
Accrued expenses	46,392	49,281
Customer advanced billings and payments	39,589	35,387
Income taxes payable	2,033	1,236

Total current liabilities	137,382	126,449
Long-term deferred tax liabilities	431	611
Postretirement benefits and other long-term liabilities	7,959	7,809

Total liabilities	145,812	134,869
Commitments and contingencies
Minority interest	313	337
Series B redeemable convertible preferred stock (aggregate redemption value of $15,000), $.01 par value; 15,000 shares authorized, issued and outstanding (net of issuance costs)	14,222	14,222
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized (of which 500,000 are designated as Series A and 15,000 are designated as Series B); no shares issued and outstanding (except Series B shares above)	—	—
Series A preferred stock, $.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 17,565,542 and 17,357,557 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	176	174
Additional paid-in-capital	117,464	113,340
Retained earnings	76,850	56,681
Accumulated other comprehensive income	4,582	2,750

Total stockholders’ equity	199,072	172,945

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$359,379	$322,373

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		As Adjusted (Note 3)		As Adjusted (Note 3)
Revenue:
Products	$109,090	$108,008	$211,125	$205,014
Services	31,604	20,699	56,998	41,460

Total revenue	$140,694	$128,707	$268,123	$246,474
Cost of goods sold and services:
Products	$82,284	$83,760	$160,101	$159,694
Services	17,823	9,806	31,340	20,272

Total cost of goods sold and services	$100,107	$93,566	$191,441	$179,966

Gross profit	$40,587	$35,141	$76,682	$66,508
Selling, general and administrative expense	20,488	16,709	40,866	33,704
Depreciation and amortization expense	1,501	1,418	2,891	2,865
Interest expense	37	727	180	1,431
Interest income	(621)	(55)	(962)	(119)
Minority interest	(85)	—	(24)	—
Loss on unconsolidated investment	22	—	108	—
Closure, severance and other	(227)	193	(227)	245
Other, net	735	628	1,291	229

Income before income taxes	$18,737	$15,521	$32,559	$28,153
Income tax provision	6,595	5,894	11,640	10,697

Net income	$12,142	$9,627	$20,919	$17,456
Preferred stock dividends	375	375	750	750

Net income available to common stockholders	$11,767	$9,252	$20,169	$16,706

Earnings per share:
-Basic	$0.68	$0.55	$1.17	$1.00
-Diluted	$0.62	$0.50	$1.07	$0.91
Weighted average number of shares of common stock:
-Basic	17,259	16,832	17,229	16,748
-Diluted	19,565	19, 195	19,524	19,096

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2007	2006
		(As Adjusted, Note 3)
Cash flows from operating activities:
Net income	$20,919	$17,456
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	(1,669)	294
Depreciation and amortization expense	2,891	2,865
Non-cash interest expense	54	172
Share-based compensation expense	1,826	1,098
Tax benefit of share-based compensation	97	366
Minority interest	(24)	—
Loss on unconsolidated investment	108	—
Net periodic cost on postretirement benefit liability	(202)	100
Net payments on postretirement benefit liability	(412)	(398)
Loss on sale of property, plant and equipment	16	48
Change in assets and liabilities:
Increase in trade accounts receivable	(8,018)	(8,955)
Increase in inventories	(4,887)	(9,626)
Increase in prepaid expense and other current assets	(18)	(583)
Increase in long-term assets	(78)	(208)
Increase in long-term liabilities	400	246
Increase (decrease) in accounts payable	7,686	(9,426)
Increase (decrease) in accrued expenses	(3,158)	1,582
Increase in income tax payable	773	328
Increase in customer advanced billings and payments	3,919	13,945

Net cash provided by operating activities	20,223	9,304

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(5,373)	(2,473)
Investments in joint venture	(376)	(412)
Investment in unconsolidated affiliate, net of cash acquired	(8)	—
Proceeds from sales of property, plant and equipment	20	29

Net cash used in investing activities	(5,737)	(2,856)

Cash flows from financing activities:
Repayments of long-term debt	—	(7,607)
Proceeds from stock issuances related to stock options, net	1,071	2,075
Excess tax benefit of share-based compensation	1,140	2,324
Change in bank overdrafts	773	(2,909)
Dividends paid	(750)	(750)
Treasury shares acquired	(7)	(15)
Deferred financing fees	(41)	—

Net cash provided by (used in) financing activities	2,186	(6,882)

Effect of exchange rate changes on cash and cash equivalents	735	431

Increase (decrease) in cash and cash equivalents	17,407	(3)
Cash and cash equivalents at beginning of period	35,238	9,198

Cash and cash equivalents at end of period	$52,645	$9,195

Cash paid for interest	$201	$1,065
Cash paid for income taxes	$10,492	$7,043

The accompanying notes are an integral part of these consolidated financial statements

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

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported interim statements of operations except as discussed in Note 3, Change in Accounting Principle.

References to “NATCO” and “the Company” are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

(2) Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2006. The following changes were made to our significant accounting policies during the six months ended June 30, 2007:

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

(3) Change in Accounting Principle

As of January 1, 2007, the Company changed its method of accounting for planned major maintenance activities from the accrue-in-advance method to the permitted direct expense method, as required by FSP No. AUG AIR-1. Previously, the Company accrued for the cost of upcoming periodic replacements or maintenance of membranes used in gas processing facilities owned by us in advance of performing the related replacements or maintenance, based on historical membrane replacements and/or maintenance. Costs expected to be paid in the future were classified as a current liability. Under the direct expense method, costs actually incurred are expensed in the same period they are incurred.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded this change in accounting principle in accordance with FSP No. AUG AIR-1, which requires retrospective application of the new accounting principle to all practicable prior accounting periods as if the principle had always been used. The accounting principle was retrospectively applied to the period of January 1, 2002 and to each period thereafter. Effective January 1, 2007, the Company began recording the actual cost related to the replacements and/or maintenance of membranes as incurred. The cumulative effect of the retrospective application of this accounting principle as of January 1, 2006 was a $464,000 decrease in total liabilities and a $296,000 increase in retained earnings, net of the $168,000 related tax expense.

The following tables present the effect of the retrospective application of this change in accounting principle on the Company’s consolidated financial statements for the periods presented:

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2006
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(in thousands, except for per share data)
Total Revenues	$128,707	$—	$128,707
Total cost of goods sold and services	93,722	(156)	93,566

Gross profit	$34,985	$156	$35,141
Income before income taxes	$15,365	$156	$15,521
Income tax provision	5,838	56	5,894

Net income	$9,527	$100	$9,627
Preferred stock dividends	375	—	375

Net income available to common stockholders	$9,152	$100	$9,252

Earnings per share:
-Basic	$0.54	$0.01	$0.55
-Diluted	$0.50	$—	$0.50

	For the Six Months Ended June 30, 2006
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(in thousands, except for per share data)
Total Revenues	$246,474	$—	$246,474
Total cost of goods sold and services	180,080	(114)	179,966

Gross profit	$66,394	$114	$66,508
Income before income taxes	$28,039	$114	$28,153
Income tax provision	10,655	42	10,697

Net income	$17,384	$72	$17,456
Preferred stock dividends	750	—	750

Net income available to common stockholders	$16,634	$72	$16,706

Earnings per share:
-Basic	$0.99	$0.01	$1.00
-Diluted	$0.91	$—	$0.91

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2006
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(in thousands)
Cash flows from operating activities:
Net income	$17,384	$72	$17,456
Total adjustments to net income	(8,080)	(72)	(8,152)

Net cash provided by operating activities	9,304	$—	9,304
Cash flows from investing activities:
Net cash used in investing activities	(2,856)	—	(2,856)
Cash flow from financing activities:
Net cash used in financing activities	(6,882)	—	(6,882)
Effect of exchange rate changes on cash and cash equivalents	431		431

Net increase in cash and cash equivalents	(3)	—	(3)
Cash and cash equivalents at beginning of period	9,198		9,198

Cash and cash equivalents at end of period	$9,195	$—	$9,195

(4) Inventories

Inventories consisted of the following amounts:

	June 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Finished goods	$15,562	$10,879
Work-in-process	16,754	18,064
Raw materials and supplies	23,615	20,948

Inventories at FIFO, LIFO and weighted average	55,931	49,891
Inventory reserves	(8,186)	(7,440)

Net inventories	$47,745	$42,451

The Company’s net inventories as of June 30, 2007 and December 31, 2006 by valuation method were:

	June 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)
FIFO	$5,849	$5,874
Weighted average cost	655	725
LIFO	41,241	35,852

Net inventories	$47,745	$42,451

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no reductions in LIFO layers as of June 30, 2007 and December 31, 2006.

(5) Costs and Estimated Earnings on Uncompleted Contracts Using Percentage-of-Completion Method

Costs and estimated earnings on uncompleted contracts using the percentage-of-completion method were as follows:

	June 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Cost incurred on uncompleted contracts—percentage-of-completion	$187,718	$122,962
Estimated earnings	60,377	38,050

	248,095	161,012
Less billings to date	(240,132)	156,711

	$7,963	$4,301

Included in the accompanying balance sheet under the captions:
Trade accounts receivable	$42,937	$35,407
Customer advanced billings and payments	(34,974)	(31,106)

	$7,963	$4,301

(6) Goodwill and Intangible Assets

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets with indefinite lives, including goodwill, on an impairment basis, while intangible assets with a defined term, such as patents, are amortized over the useful life of the asset. The Company tests each business segment for impairment of goodwill annually at year end, or more frequently if there are indications of goodwill impairment. Goodwill was not impaired as of December 31, 2006. During the six months ended June 30, 2007, no additional testing was performed as management noted no indications of goodwill impairment.

Net goodwill of $80.9 million at December 31, 2006, was comprised of $47.4 million, $29.1 million and $4.4 million for the Oil & Water Technologies, Gas Technologies and Automation & Controls reporting units, respectively. Net goodwill of $81.5 million at June 30, 2007, was comprised of $47.8 million, $29.3 million and $4.4 million for the Oil & Water Technologies, Gas Technologies and Automation & Controls reporting units, respectively. The increase in net goodwill of $653,000 was due to the changes in foreign currency.

Intangible and amortizable assets subject to amortization as of June 30, 2007 and December 31, 2006 were:

	As of June 30, 2007		As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited)
	(in thousands)
Deferred financing fees	$900	$440	$858	$386
Patents	585	169	585	135
Other	770	296	693	223

Total	$2,255	$905	$2,136	$744

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization and interest expense related to deferred financing fees, patents and other were $83,000 and $161,000 for the three and six months ended June 30, 2007 compared to $132,000 and $151,000 for the three and six months ended June 30, 2006. For segment reporting purposes, these intangible assets and the related accumulated amortization expense were allocated to each segment.

(7) Warranty Costs

Estimated future warranty obligations related to products are charged to cost of goods sold in the period in which the related revenue is recognized. A reconciliation of the changes in the Company’s aggregate product warranty liability included in the consolidated balance sheet liability account “Accrued expenses” for the six months ended June 30, 2007, is set forth below (unaudited, in thousands).

Balance at December 31, 2006	$3,866
Foreign currency translation	60
Payments/charges	(1,048)
Net accruals	1,679

Balance at June 30, 2007	$4,557

(8) Closure, Severance and Other

On December 15, 2005, the Board of Directors approved the final phase of restructuring the Company’s UK operations by consolidating two offices in England into one location. During the quarter ended June 30, 2007, the Company settled the office lease obligation related to the closed office and reversed to income the remaining provision of $247,000. As of June 30, 2007, the Company had no further obligation with respect to this restructuring.

Pursuant to an amendment to his then effective employment agreement with the Company, entered into in September 2005, Mr. Patrick M. McCarthy agreed to continue as President of the Company in exchange for certain benefits and payments which included, among other things, payment of certain severance benefits, a guaranteed bonus for 2005, acceleration of vesting of certain options, lapse in restrictions on a portion of his restricted stock awards and continuation of certain health benefits following termination. The Company recorded a charge of $1.2 million in the third quarter of 2005 related to this amendment, in addition to the previously accrued expense of $155,000 related to his 2005 bonus. On June 26, 2006, the Company and Mr. McCarthy entered into an amended and restated Employment Agreement (the “Employment Agreement”), which became effective July 1, 2006. Under the terms of the Employment Agreement, which was reviewed and approved by the Company’s Board of Directors, Mr. McCarthy was named as the Company’s President and Chief Operating Officer to serve for an initial term to July 1, 2008. While the Company did not incur additional charges with respect to effectiveness of the Employment Agreement, it remains liable for the severance obligation under the former arrangement, to be paid upon Mr. McCarthy’s termination. As of June 30, 2007, the Company had a remaining aggregate liability of approximately $938,000 related to this matter.

In July and December 2004, the Company recorded severance expense of $2.5 million and $1.3 million, respectively, related to the termination of two executives and certain other administrative and operating personnel in the US, UK and Canada. The Company settled all remaining liabilities related to one of the executives and recorded a final valuation adjustment charge of $20,000 in the quarter ended June 30, 2007. As of June 30, 2007, the Company had a remaining aggregate liability of approximately $28,000 related to this matter.

Closure, severance and other expense (income) was ($227,000) for each of the three and six months ended June 30, 2007 and $193,000 and $244,000 for the three and six months ended June 30, 2006, respectively.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A roll forward of the Company’s accrued closure, severance and other expense (income) as of December 31, 2006 and June 30, 2007 follows (in thousands):

Balance at December 31, 2006	$3,656
Payments	(2,491)
Closure, severance and other	(227)
Foreign exchange impact	28

Balance at June 30, 2007 (unaudited)	$966

The estimated payment of this liability at June 30, 2007 is $28,000 in 2007 and $938,000 in 2008. There was approximately $500,000 in the non-cash portion of these remaining liabilities.

(9) Income Taxes

NATCO’s effective income tax rate for the three and six months ended June 30, 2007 were 35.2% and 35.8% respectively, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials and permanent differences.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted the provisions of FIN 48. The Company determined there was no cumulative effect on our financial statements related to adopting FIN 48.

As of January 1, 2007, the Company provided for a liability of $824,000 for unrecognized tax benefits related to various federal income tax matters. If recognized, the entire amount of the liability would affect the effective tax rate. The liability for unrecognized tax benefits increased $52,000 to $876,000 during the three and six-month periods ended June 30, 2007. Any interest and penalties that may be incurred as part of this liability would be recognized as a component of interest expense. The Company’s US federal tax returns are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006.

(10) Debt

In July 2006, the Company terminated its 2004 term loan and revolving credit facilities and entered into a new 2006 revolving credit facilities agreement with a maturity of June 15, 2010 and a total borrowing capacity of $85.0 million. The Company pays commitment fees on the undrawn portion of these facilities, depending upon the ratio of Funded Debt to EBITDA, which was calculated at 0.25% at June 30, 2007. Availability under our credit facilities is reduced by the amount of outstanding letters of credit and borrowings. There were no borrowings outstanding under these facilities as of December 31, 2006 or June 30, 2007.

The Company had letters of credit outstanding of $16.9 million under the revolving credit facilities and a total available borrowing capacity of $78.1 million at June 30, 2007. The letters of credit, which support contract performance and warranties, expire at various dates through December 8, 2011. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at June 30, 2007. As of June 30, 2007, the Company had unsecured letters of credit and bonds totaling $568,000.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2007, the Company renewed its export sales credit facility with a total borrowing capacity of $10.0 million. The facility, which will expire on June 15, 2010, is partially guaranteed by the US Export-Import Bank and is subject to certain borrowing base limitations. Interest on borrowings under the facility is either (1) Bank of America’s prime rate less 0.50% or (2) the London Interbank Offered Rate plus 1.35%, at the company’s election. The Company pays an annual fee of $75,000. The facility is available for borrowing and letters of credit. As of June 30, 2007 there was no indebtedness or letters of credit outstanding under this facility.

(11) Postretirement Benefits

Health Care and Life Insurance Plans

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of December 31, 2006. The amounts included in accumulated other comprehensive income (AOCI) to be recognized as components of net periodic cost on postretirement benefit liability over the six months ended June 30, 2007 and the year 2007 are $317,000 and $634,000, respectively.

The following table summarizes the components of net periodic cost on postretirement benefit liability under the Company’s postretirement health care and life insurance benefit plans for the three and six months ended June 30, 2007 and 2006, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited, in thousands)
Service cost	$—	$—	$—	$—
Interest cost	100	108	204	215
Amortization of:
Prior service cost	(394)	(334)	(834)	(668)
Net loss from previous years	214	276	470	553
Adjustment (1)	275	—	275	—

Net periodic cost on postretirement benefit liability	$195	$50	$115	$100

(1)

In the three months ended June 30, 2007, the Company changed its estimates related to the postretirement health care and life insurance benefit of the Canadian employees and recorded an accumulated adjustment of $275,000. As of June 30, 2007, the total liability related to Canadian employees was $509,000.

The following table represents the reconciliation to the Consolidated Statement of Cash Flows from the Consolidated Statement of Operations for net periodic cost on postretirement benefit:

For the Six Months Ended June 30, 2007
(in thousands)
Net periodic cost on postretirement benefit	$115
Non-cash accumulated other comprehensive income amortization	(317)

Net periodic cost on postretirement benefit liability	$(202)

During the three months and six months ended June 30, 2007, the Company made contributions of $211,000 and $412,000, respectively, to the Company’s postretirement health care and life insurance benefit plans. We expect to contribute an aggregate of $664,000 to the plans in the year 2007.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Plans

During the three months and six months ended June 30, 2007, the Company made contributions aggregating $831,000 and $1.8 million, respectively, to the Company’s defined contribution plans maintained in the US, Canada and the UK. This amount included certain additional discretionary matching contributions provided by the Company to eligible employees in the US and Canadian plans.

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

(13) Share-Based Compensation

Overview

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment.”

As of June 30, 2007, the Company had 738,849 shares available for future awards under its long-term incentive compensation plans. The Company may elect to issue new shares or treasury shares, if any, under its long-term incentive compensation plans. Forfeitures were estimated at annual rates of 4.72% and 1.44% for stock options granted and restricted stock awarded, respectively, during both the three and six-month periods ended June 30, 2007 based on the Company’s historical cancellation and forfeiture experience.

The components of total share-based compensation expense related to all of the Company’s share-based options and awards recognized for the three and six months ended June 30, 2007 and 2006 were:

	For the Three Months Ended June 30,
	2007	2006
	(unaudited, in thousands)
Total share-based compensation expense	$976	$485
Less: Tax benefit of share-based compensation expense	(353)	(184)

Share-based compensation expense, net of tax, recognized in income	$623	$301

	For the Six Months Ended June 30,
	2007	2006
	(unaudited, in thousands)
Total share-based compensation expense	$1,826	$1,098
Less: Tax benefit of share-based compensation expense	(660)	(417)

Share-based compensation expense, net of tax, recognized in income	$1,166	$681

For the Three Months Ended June 30, 2007

Stock Options

The Company values share-based options by applying the Black-Scholes-Merton Single Option—Reduced Term valuation method which requires management to make various subjective assumptions.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Assumptions

In June 2007, the Company reviewed and evaluated the applicable assumptions used in the determination of fair value of our stock options. This resulted in changes to our assumptions which were applied to the Company’s annual 2007 stock options granted. The revised assumptions will be prospectively applied to all future grants of stock options.

Expected Term. We previously used the “simplified” method of estimating the expected term, as permitted by the SEC until December 31, 2007, to arrive at an expected term of six years. This method was replaced in June 2007 by the method of estimate based on “historical exercise behavior.” We analyzed stock option exercise activities from January 1, 1995, which is the most practically feasible date regarding the records maintained in our system, to the valuation date. We calculated the expected term based on the total of options exercised, unvested options cancelled and options exercisable. The resulting expected term was determined to be four and a half years. The Company’s management believes that this revised expected term better represents our stock options exercise behavior.

Volatility. Volatility was determined based on daily price observations over the expected term of four and a half years.

Risk Free Interest Rate. Risk Free Interest Rate was determined using the average of the published zero-coupon Treasury bond rates with remaining terms of four and five years.

Changes in the assumptions generally have the following effect on the fair value of stock options and the related share-based compensation expense:

Assumptions	Change	Effect on Fair Value
Expected Term (years)	Increase	Increase
Volatility	Increase	Increase
Risk Free Interest Rate	Increase	Increase
Dividend	Increase	Decrease

The assumptions used to determine the fair value of stock option awards granted during the three months ended June 30, 2007 and 2006 were:

	For the Three Months Ended June 30,
	2007	2006
	(unaudited)
Expected term (years)	4.50-6.00	6.00
Volatility	40.78%-45.00%	45.00%
Risk-free interest rate	4.52%-4.94%	4.76%-4.91%
Dividend yield	0.00%	0.00%

Our stock option activities and related information are summarized below:

	Stock Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at March 31, 2007	837,672	$16.71
Granted	123,430	$44.01
Exercised	(84,297)	$10.78
Forfeited	(1,128)	$37.79

Balance at June 30, 2007	875,677	$21.10	6.57	$21,841
Exercisable	497,916	$12.67	5.40	$16,613

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three Months Ended June 30,
	2007	2006
	(in thousands, except for weighted average grant date fair value)
Weighted average grant date fair value of stock options granted	$18.43	$18.72
Total fair value of stock options vested	$1,330	$145
Total intrinsic value of stock options exercised	$2,812	$5,200
Cash proceeds from exercise of stock options	$909	$1,526
Tax benefit related to stock options exercised	$1,024	$1,942

Restricted Stock

Our restricted stock activities and related information are summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at March 31, 2007	171,584	$22.27
Granted	92,240	$44.44
Vested	(15,000)	$31.16
Forfeited	—	N/A

Unvested at June 30, 2007	248,824	$29.96

	For the Three Months Ended June 30,
	2007	2006
	(in thousands, except for weighted average grant date fair value)
Weighted average grant date fair value of restricted stock granted	$44.44	$35.78
Total fair value of restricted stock vested	$467	$450
Total intrinsic value of restricted stock vested	$650	$1,445
Tax benefit related to restricted stock vested	$227	$506

For the Six Months Ended June 30, 2007

Stock Options

The assumptions used to determine the fair value of stock option awards granted during the six months ended June 30, 2007 and 2006 were:

	For the Six Months Ended June 30,
	2007	2006
	(unaudited)
Expected term (years)	4.50-6.00	6.00
Volatility	40.78%-45.00%	45.00%
Risk-free interest rate	4.94%-5.30%	4.22%-4.91%
Dividend yield	0.00%	0.00%

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our stock option activities and related information are summarized below:

	Stock Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2006	853,531	$16.32
Granted	138,930	$42.95
Exercised	(106,205)	$10.08
Forfeited	(10,579)	$32.97

Balance at June 30, 2007	875,677	$21.10	6.57	$21,841
Exercisable	497,916	$12.67	5.40	$16,613

	For the Six Months Ended June 30,
	2007	2006
	(in thousands, except for weighted average grant date fair value)
Weighted average grant date fair value of stock options granted	$18.33	$17.81
Total fair value of stock options vested	$1,457	$249
Total intrinsic value of stock options exercised	$3,355	$6,400
Cash proceeds from exercise of stock options	$1,071	$2,075
Tax benefit related to stock options exercised	$1,225	$2,342

As of June 30, 2007, there was $4.7 million of unrecognized compensation cost, including estimated forfeitures, related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock

Our restricted stock activities and related information are summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	161,894	$21.43
Granted	101,930	$43.67
Vested	(15,000)	$31.16
Forfeited	—	N/A

Unvested at June 30, 2007	248,824	$29.96

	For the Six Months Ended June 30,
	2007	2006
	(in thousands, except for weighted average grant date fair value)
Weighted average grant date fair value of restricted stock granted	$43.67	$32.87
Total fair value of restricted stock vested	$467	$450
Total intrinsic value of restricted stock vested	$650	$1,445
Tax benefit related to restricted stock vested	$227	$506

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2007 there was $5.6 million of total unrecognized compensation cost, including estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted average period of 2.2 years.

(14) Earnings per Share

Per SFAS No. 128 “Earnings per Share,” the basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. The diluted earnings per common and potential common share is computed using net income available to common stockholders divided by the weighted average number of shares outstanding for the period, after applying the “if-converted” method to determine any incremental shares associated with convertible preferred stock. Net income available to common stockholders represents net income less convertible preferred stock dividends accrued.

The following tables present the computation of basic and diluted earnings per common and potential common share for the three and six months ended June 30, 2007 and 2006, respectively:

	For the Three Months Ended June 30, 2007			For the Three Months Ended June 30, 2006
	Income	Weighted Average Shares Outstanding	Per-Share Amount	Income	Weighted Average Shares Outstanding	Per-Share Amount
	(unaudited; in thousands, except earnings per share amounts)
				As Adjusted (Note 3)
Net income	$12,142			$9,627
Less: Convertible preferred stock dividends accrued	(375)			(375)

Basic EPS:
Income available to common stockholders	$11,767	17,259	$0.68	$9,252	16,832	$0.55

Effect of dilutive securities:
Stock options	—	301		—	385
Restricted stock	—	83		—	56
Convertible preferred stock	—	1,922		—	1,922

Diluted EPS:
Plus: Convertible preferred stock dividends accrued	375			375

Income available to common stockholders	$12,142	19,565	$0.62	$9,627	19,195	$0.50

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Six Months Ended June 30, 2007			For the Six Months Ended June 30, 2006
	Income	Weighted Average Shares Outstanding	Per-Share Amount	Income	Weighted Average Shares Outstanding	Per-Share Amount
	(unaudited; in thousands, except earnings per share amounts)
				As Adjusted (Note 3)
Net income	$20,919			$17,456
Less: Convertible preferred stock dividends accrued	(750)			(750)

Basic EPS:
Income available to common stockholders	$20,169	17,229	$1.17	$16,706	16,748	$1.00

Effect of dilutive securities:
Stock options	—	295		—	376
Restricted stock	—	78		—	50
Convertible preferred stock	—	1,922		—	1,922

Diluted EPS:
Plus: Convertible preferred stock dividends accrued	750			750
Income available to common stockholders	$20,919	19,524	$1.07	$17,456	19,096	$0.91

The Company computes incremental shares according to SFAS No. 123R requirements. The assumed proceeds used in the “Treasury Method” include the windfall tax benefit related to unrecognized compensation expense. For the purpose of weighted average shares calculation, the performance condition of some restricted stock has been taken into consideration. If anti-dilutive common shares were included for the three and six months ended June 30, 2007 the impact would have been a reduction of approximately 97,000 shares and 136,000 shares, respectively and 72,000 shares and 90,000 shares, respectively for June 30, 2006. At June 30, 2007, the Company included 1.9 million shares issuable upon conversion of the Series B redeemable convertible preferred shares in the calculation of the diluted weighted average shares, as the inclusion of these shares was dilutive at the level of income in the three and six months ended June 30, 2007 and 2006.

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

NATCO allocates corporate and other expenses to each of the operating segments based on headcount, total assets, revenues and bookings. Corporate assets are allocated to the segments based on the total assets of the

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segment. The accounting policies of the segments are consistent with the policies used to prepare the Company’s consolidated financial statements for the respective periods presented, as described in Note 2, Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2006 and Note 2 to the consolidated financial statements filed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. The Company evaluates the performance of its operating segments based on income before interest expense, interest income, depreciation and amortization expense, closure, severance and other, other, net and income tax provision.

Summarized financial information concerning the Company’s reportable segments follows:

	Oil & Water Technologies	Gas Technologies	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)
Three Months Ended June 30, 2007
Revenues from unaffiliated customers	$94,809	$20,595	$25,290	$—	$140,694
Inter-segment revenues	$349	$—	$1,141	$(1,490)	$—
Segment profit	$9,224	$6,691	$4,247	$—	$20,162
Total assets	$259,919	$58,339	$41,121	$—	$359,379
Capital expenditures	$2,851	$239	$538	$—	$3,628
Depreciation and amortization	$904	$458	$139	$—	$1,501

Three Months Ended June 30, 2006 As Adjusted (Note 3)

Revenues from unaffiliated customers	$91,600	$16,779	$20,328	$—	$128,707
Inter-segment revenues	$3,973	$—	$1,489	$(5,462)	$—
Segment profit	$8,252	$7,568	$2,612	$—	$18,432
Total assets	$217,578	$58,747	$30,886	$—	$307,211
Capital expenditures	$1,267	$56	$188	$—	$1,511
Depreciation and amortization	$862	$463	$93	$—	$1,418

	Oil & Water Technologies	Gas Technologies	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)
Six Months Ended June 30, 2007
Revenues from unaffiliated customers	$183,858	$36,732	$47,533	$—	$268,123
Inter-segment revenues	$542	$—	$1,969	$(2,511)	$—
Segment profit	$16,229	$13,073	$6,430	$—	$35,732
Total assets	$259,919	$58,339	$41,121	$—	$359,379
Capital expenditures	$4,174	$447	$752	$—	$5,373
Depreciation and amortization	$1,716	$904	$271	$—	$2,891

Six Months Ended June 30, 2006 As Adjusted (Note 3)

Revenues from unaffiliated customers	$176,632	$29,481	$40,361	$—	$246,474
Inter-segment revenues	$4,009	$—	$2,328	$(6,337)	$—
Segment profit	$13,883	$13,597	$5,324	$—	$32,804
Total assets	$217,578	$58,747	$30,886	$—	$307,211
Capital expenditures	$2,103	$58	$312	$—	$2,473
Depreciation and amortization	$1,670	$1,011	$184	$—	$2,865

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles total segment profit to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	As Adjusted (Note 3)			As Adjusted (Note 3)
	(unaudited, in thousands)
Total segment profit	$20,162	$18,432	$35,732	$32,804
Depreciation and amortization	1,501	1,418	2,891	2,865
Interest expense	37	727	180	1,431
Interest income	(621)	(55)	(962)	(119)
Closure, severance and other	(227)	193	(227)	245
Other, net	735	628	1,291	229

Net income before income taxes	$18,737	$15,521	$32,559	$28,153
Income tax provision	6,595	5,894	11,640	10,697

Net income	$12,142	$9,627	$20,919	$17,456

The following table provides further information on revenues by product line within the Oil & Water Technologies segment for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited, in thousands)
Standard and traditional	$65,839	$61,413	$123,055	$114,234
Built-to-order	29,661	34,514	62,139	67,007
Eliminations	(342)	(354)	(794)	(600)

Total Oil & Water Technologies segment revenues	$95,158	$95,573	$184,400	$180,641

(16) Recent Accounting Pronouncements

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

In September 2006, the FASB issued Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP No. AUG AIR-1 is effective for the fiscal year beginning after December 15, 2006. The Company adopted FSP No. AUG AIR-1 on January 1, 2007. The impact of the application of this FSP is discussed in Note 3, Change in Accounting Principle.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which will become effective as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value in generally accepted accounting principles and expands disclosures of fair value measurements. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial positions or cash flows and will adopt it on January 1, 2008.

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This FSP provides (1) updated illustrations contained in Appendix B of Statement 87, Appendix B of Statement 87 and Appendix C of Statement 106 which were amended by Statement 158 and (2) updated questions and answers in all previous FASB Special Reports related to Statement 87, 88 and 106. FSP No. FAS 158-1 became effective as of the effective date of Statement 158 of December 31, 2006. There was no impact on the Company’s consolidated results of operations, financial position or cash flows resulting from the adoption of FSP No. FAS 158-1.

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

(17) Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners.

Other comprehensive income (OCI) included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(As Adjusted, Note 3)			(As Adjusted, Note 3)
	(unaudited, in thousands)
Net income	$12,142	$9,627	$20,919	$17,456
Foreign currency translation adjustment	1,955	1,231	2,149	1,275
Postretirement benefit	(317)	—	(317)	—

Total comprehensive income	$13,780	$10,858	$22,751	$18,731

Postretirement benefit to be amortized from accumulated OCI:

	Six Months Ended June 30, 2007	For the Year 2007
	(unaudited)
	(in thousands)
Prior service cost	$(788)	$(1,576)
Unrecognized net actuarial gain (loss)	471	942

Total postretirement benefit amortized	$(317)	$(634)

Accumulated other comprehensive income consisted of the following:

	June 30, 2007	December 31, 2006
	(unaudited)
	( in thousands)
Cumulative translation adjustment	$3,424	$1,275
Postretirement benefit liability	1,158	1,475

Total accumulated other comprehensive income	$4,582	$2,750

(18) Subsequent Events

During July and August 2007, certain stockholders converted a total of 5,085 shares of the Company’s Series B Redeemable Convertible Preferred Stock into a total of 651,502 shares of the Company’s common stock, pursuant to a formula specified in the certificate of designations with respect to the preferred stock. The Company also paid a total of approximately $42,000 for 1) accrued but unpaid dividends on the preferred shares converted and 2) cash in lieu of issuing fractional shares, also in accordance with the terms of the certificate of designations with respect to the preferred shares.

The issuances of common stock on conversion of the preferred stock were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. A total of 9,915 and 18,225,459 shares of Series B Redeemable Convertible Preferred Stock and Common Stock, respectively, were outstanding as of August 3, 2007.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make certain estimates and assumptions that affect the results reported in our consolidated financial statements and the accompanying notes. These estimates and assumptions are based on historical experience and on our future expectations that we believe to be reasonable under the circumstances. Note 2 to the consolidated financial statements filed in our Annual Report on Form 10-K for the year ended December 31, 2006 and Note 2 to the consolidated financial statements filed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 contain a summary of our significant accounting policies. We believe the following accounting policies are the most critical in the preparation of our consolidated financial statements:

Revenue Recognition: Percentage of Completion Method. We recognize revenues and related costs when products are shipped or services are rendered for (1) time and materials and service contracts, (2) manufactured goods produced in standard manufacturing operations and sold in the ordinary course of business through regular marketing channels and (3) certain customized manufactured goods that are smaller jobs with less customization, making them similar to such standard manufactured goods (that is, contracts valued at $250,000 or less having contract durations of four months or less). We recognize revenues using the percentage of completion method on contracts greater than $250,000 and having contract durations in excess of four months that represent customized, engineered orders of our products and qualify for such treatment in accordance with the requirements of AICPA Statement of Position 81-1, “Accounting for Performance of Certain Production-Type Contracts” (SOP 81-1). In addition, we use the percentage of completion method on all Automation & Controls segment equipment fabrication and sales projects that qualify for such treatment in accordance with the requirements of SOP 81-1. The Automation & Controls segment sells customized products fabricated to order pursuant to a large number of smaller contracts with durations of two to three months, with occasional large systems projects of longer duration. The segment does not produce standard units or maintain an inventory of products for sale. Due to the nature of the segment’s equipment fabrication and sales operations, and the potential for wide variations in our results of operations that could occur from applying the as shipped methodology to smaller contracts for these customized, fabricated goods, this segment recognizes revenues, regardless of contract value or duration, applying the percentage of completion method. For the six months ended June 30, 2007, approximately 55.5% of total Company revenues were recorded on an as shipped or as performed basis and approximately 44.5% were recorded using the percentage of completion method.

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

Estimates are subjective in nature and it is possible that we could have used different estimates of total contract costs in our calculation of revenue recognized using the percentage of completion method. For the six months ended June 30, 2007, the Company had $104.7 million in revenue attributable to open percentage completion projects having an aggregate gross profit percentage of 24%. If we had used a different estimate of total contract costs for each contract in progress at June 30, 2007, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased each of total revenue and pre-tax income for the six months ended June 30, 2007, by approximately $1.4 million. At June 30, 2007, the Company had three open contracts in an aggregate loss position, with an estimated total loss of $2.3 million, of which $1.8 million was provided for in previous periods.

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

In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2006, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the six months ended June 30, 2007, as management noted no indications of goodwill impairment.

Net goodwill of $80.9 million at December 31, 2006, was comprised of $47.4 million, $29.1 million and $4.4 million for the Oil & Water Technologies, Gas Technologies and Automation & Controls reporting units, respectively. Net goodwill of $81.5 million at June 30, 2007, was comprised of $47.8 million, $29.3 million and $4.4 million for the Oil & Water Technologies, Gas Technologies and Automation & Controls reporting units, respectively. The increase in net goodwill of $653,000 was due to the changes in foreign currency.

Deferred Income Tax Assets: Valuation Allowance. Based upon the level of historical taxable income and projected future taxable income over the periods to which our deferred tax assets are deductible in the applicable tax jurisdictions, we believe it is more likely than not we will realize the benefits of our deferred tax assets, net of the existing valuation allowance at June 30, 2007. However, the amount of the deferred tax asset is considered realizable, and thus the amount of these valuation allowances could change if future taxable income differs from our projections in the applicable tax jurisdictions. In certain foreign tax jurisdictions, we are not able to rely on projections of future taxable income to determine the realizability of our deductible differences and carryforwards. At June 30, 2007, a valuation allowance of $113,000 had been recorded to offset deferred tax assets in these foreign jurisdictions.

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

In September 2006, the FASB issued Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP No. AUG AIR-1 is effective for the fiscal year beginning after December 15, 2006. The Company adopted FSP No. AUG AIR-1 on January 1, 2007. The impact of the application of this FSP is discussed in Note 3, Change in Accounting Principle.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which will become effective as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures of fair value measurements. The Company is in the process of evaluating the impact, if any, of this standard on its consolidated results of operations, financial positions or cash flows and will adopt it on January 1, 2008.

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This FSP provides (1) updated illustrations contained in Appendix B of Statement 87, Appendix B of Statement 87 and Appendix C of Statement 106 which were amended by Statement 158 and (2) updated questions and answers in all previous FASB Special Reports related to Statement 87, 88 and 106. FSP No. FAS 158-1 became effective as of the effective date of Statement 158 of December 31, 2006. There was no impact on the Company’s consolidated results of operations, financial position or cash flows resulting from the adoption of FSP No. FAS 158-1.

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

Changes in commodity prices, rig count and wells completed impact our business. The following table summarizes the average price of domestic crude oil and Brent crude oil per barrel, the average wellhead price of natural gas per thousand cubic feet (“Mcf”), as published by the U.S. Department of Energy; the number of rotary drilling rigs in operation, as published by Baker Hughes Incorporated, for the six months ended June 30, 2007 and 2006 and for the years ended December 31, 2006 and 2005:

	Six Months Ended June 30,		Twelve Months Ended December 31,
	2007	2006	2006	2005
Average price of crude oil per barrel in the U.S.	$61.53	$66.89	$66.06	$56.54
Average price of Brent crude oil per barrel	$63.17	$65.69	$65.19	$54.47
Average wellhead price of natural gas per Mcf in the U.S.	$6.64	$6.84	$6.41	$7.52
Average U.S. rig count	1,745	1,576	1,648	1,380
Average international rig count (excludes North America)(1)	992	904	925	850

(1)	The Iran and Sudan rig counts were discontinued from the Baker Hughes publication beginning January 2006. For comparative purposes, the 2005 rig count numbers presented above exclude Iran and Sudan.

We view operating rig counts as a benchmark of spending in the US oil and gas industry for exploration and development efforts. Our standard and traditional equipment sales, parts and services business generally correlates to changes in rig activity and more specifically the number of wells completed. From a longer-term perspective, the US Department of Energy projects that worldwide petroleum and natural gas consumption is projected to increase at an average annual growth rate of 1.4% from 2003 through 2030, with higher consumption rates expected in the emerging economies, particularly in Asia (including China and India), where 43% of the total increase in world oil use is projected. As worldwide demand grows, producers in the oil and gas industry will increasingly rely on non-traditional sources of energy supply and expansion into new markets. As a result, additional and more complex equipment may be required from equipment and service suppliers to produce oil and gas from these fields, especially since many new oil and gas fields produce lower quality or contaminated hydrocarbon streams, requiring more complex production equipment. In general, these trends should increase the demand for our products and services.

Results of Operations

The following discussion of our historical results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Consolidated Revenue and Gross Profit

	Three Months Ended June 30,
	2007	2006	Change	Percentage Change
		As Adjusted (Note 3)
	(unaudited)
	(in thousands, except percentage change)
Revenue(1)	$140,694	$128,707	$11,987	9%
Cost of goods sold and services(1)	100,107	93,566	6,541	7%
Gross profit	$40,587	$35,141	$5,446	16%
Gross profit percentage	29%	27%	2%	7%

(1)

The table above includes inter-segment elimination amounts for both revenues and cost of goods sold and services of $1.5 million and $ 5.5 million for the three months ended June 30, 2007 and 2006, respectively.

Oil & Water Technologies Segment

	Three Months Ended June 30,		Change	Percentage Change
	2007	2006
	(unaudited)
	(in thousands, except percentage change)
Revenue	$95,158	$95,573	$(415)	—
Cost of goods sold and services	70,056	74,414	(4,358)	(6)%

Gross profit	$25,102	$21,159	$3,943	19%

Gross profit percentage	26%	22%	4%	18%

Oil & Water Technologies segment revenue decreased slightly for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This was attributable to a decrease in built-to-order project business activity due to timing delays of project awards partially offset by the continued strength in sales of our standard and traditional equipment and services.

Inter-segment revenue for this segment was $349,000 for the three months ended June 30, 2007 compared to $4.0 million for the three months ended June 30, 2006.

Gross profit for the Oil & Water Technologies segment increased $3.9 million, or 19%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Of this increase, $2.9 million was attributable to higher sales activity and improved execution in our standard and traditional product line including favorable product mix of our higher margin export business. Additionally, there was a $1.0 million loss provision recorded in the quarter ended June 30, 2006 related to projected cost overruns on one of our built-to-order projects. Gross profit percentage was 26% and 22% for the three month periods ended June 30, 2007 and 2006, respectively.

Gas Technologies Segment

	Three Months Ended June 30,		Change	Percentage Change
	2007	2006
		As Adjusted (Note 3)
	(unaudited)
	(in thousands, except percentage change)
Revenue	$20,595	$16,779	$3,816	23%
Cost of goods sold and services	11,769	7,688	4,081	53%

Gross profit	$8,826	$9,091	$(265)	(3)%

Gross profit percentage	43%	54%	(11)%	(20)%

Revenue of $20.6 million for the three months ended June 30, 2007 for the Gas Technologies segment increased $3.8 million, or 23%, compared to $16.8 million for the three months ended June 30, 2006. This increase was due to higher built-to-order project activity of $5.6 million and increased throughput from our gas processing facilities in West Texas of $1.3 million, partially offset by $3.0 million of membrane replacement sales in the prior year’s quarter. There was no inter-segment revenue for this business segment for the three months ended June 30, 2007 and 2006.

Gross profit for the Gas Technologies segment for the three months ended June 30, 2007 decreased $265,000, or 3%, compared to the three months ended June 30, 2006. This decrease was due to the revenue mix which had a higher concentration of lower margin built-to-order projects in the current period partially offset by higher throughput at the Company’s CO2 gas processing facilities in West Texas. Gross profit percentage for Gas Technologies was 43% and 54% for the three-month periods ended June 30, 2007 and 2006, respectively. The decrease in gross profit percentage was attributable to the revenue mix which had a higher concentration of lower margin built-to-order projects in the period, as compared to relative higher contribution membrane replacement sales included in the prior year period.

Automation & Controls Segment

	Three Months Ended June 30,		Change	Percentage Change
	2007	2006
	(unaudited)
	(in thousands, except percentage change)
Revenue	$26,431	$21,817	$4,614	21%
Cost of goods sold and services	19,772	16,926	2,846	17%

Gross profit	$6,659	$4,891	$1,768	36%

Gross profit percentage	25%	22%	3%	14%

Revenue for the Automation & Controls segment was $26.4 million, an increase of $4.6 million, or 21%, for the three months ended June 30, 2007, compared to $21.8 million for the three months ended June 30, 2006. This increase was primarily due to increased international field service activity of $8.4 million, partially offset by a reduction in field service activity in the Gulf of Mexico of approximately $3.8 million. Inter-segment revenue for this segment was $1.1 million for the three months ended June 30, 2007, compared to $1.5 million for the three months ended June 30, 2006.

Gross profit for the Automation & Controls segment increased $1.8 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Of this increase, approximately $1.0 million was due to the increased revenue and $844,000 was due to the higher margin international field service activity.

Other Items

Selling, General and Administrative Expense. Selling, general and administrative expense was $20.5 million for the three months ended June 30, 2007, an increase of $3.8 million, or 23%, compared to the three months ended June 30, 2006. This was primarily due to an increase of $600,000 in selling and pre-order engineering services and $1.0 million in higher support expenses resulting from increased business activity. Additionally there was approximately $1.7 million mainly in higher compensation costs associated with increased headcount, employee retention programs and share-based incentive compensation, all of which resulted from the increased business activity.

Depreciation and Amortization Expense. Depreciation and amortization expense was $1.5 million for the three months ended June 30, 2007, an increase of $83,000, or 6%, compared to the three months ended June 30, 2006.

Interest Expense. Interest expense was $37,000 and $727,000 for the three months ended June 30, 2007 and 2006, respectively. This decrease of $690,000 was due to having no outstanding borrowings related to debt in the 2007 period. The $37,000 interest expense consisted of amortization of deferred financing fees and commitment fees paid for the unused portion of the Company’s lines of credit.

Interest Income. Interest income of $621,000 for the three months ended June 30, 2007, an increase of $566,000 over the prior year period, resulted from the increase in cash as a result of higher earnings and cashflow.

Closure, severance and other. Closure, severance and other for the three months ended June 30, 2007 was income of $227,000. This amount included a gain associated with the settlement of the UK office lease obligation of $247,000 and a valuation adjustment charge of $20,000. The closure, severance and other of $193,000 for the three months ended June 30, 2006 represented the valuation charges related to severance expense associated with a former employee of a restructuring plan initiated in 2004.

Other, net. Other, net was a net expense of $735,000 and $628,000 for the three months ended June 30, 2007 and 2006, respectively. The increase of $107,000 year over year was due to a decrease of $38,000 in net realized and unrealized foreign exchange losses, offset by an increase of $145,000 in net periodic cost on postretirement benefit liability due to a cumulative adjustment made in the three months ended June 30, 2007 to adjust the postretirement liability.

Income Tax Provision. Income tax expense for the three months ended June 30, 2007 was $6.6 million compared to $5.9 million for the three months ended June 30, 2006. The change in tax expense was primarily attributable to an increase in pre-tax income to $18.7 million for the three months ended June 30, 2007 from pre-tax income of $15.5 million for the three months ended June 30, 2006. The effective tax rate for the three months ended June 30, 2007 was 35.2% compared to 38.0% for the three months ended June 30, 2006. The effective tax rate was higher for the three months ended June 30, 2006 primarily as a result of our recording an increase in the valuation allowance related to deferred tax assets of our UK operations.

Preferred Stock Dividends. We recorded preferred stock dividends totaling $375,000 for each of the three months ended June 30, 2007 and 2006 related to our Series B Redeemable Convertible Preferred Stock.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Consolidated Revenue and Gross Profit

	Six Months Ended June 30,		Change	Percentage Change
	2007	2006
		As Adjusted (Note 3)
	(unaudited)
	(in thousands, except percentage change)
Revenue(1)	$268,123	$246,474	$21,649	9%
Cost of goods sold and services(1)	191,441	179,966	11,475	6%

Gross profit	$76,682	$66,508	$10,174	15%

Gross profit percentage	29%	27%	2%	7%

(1)

The table above includes inter-segment elimination amounts for both revenues and cost of goods sold and services of $2.5 million and $6.3 million for the six months ended June 30, 2007 and 2006, respectively.

Oil & Water Technologies Segment

	Six Months Ended June 30,		Change	Percentage Change
	2007	2006
	(unaudited)
	(in thousands, except percentage change)
Revenue	$184,400	$180,641	$3,759	2%
Cost of goods sold and services	136,289	140,261	(3,972)	(3)%

Gross profit	$48,111	$40,380	$7,731	19%

Gross profit percentage	26%	22%	4%	18%

Oil & Water Technologies segment revenue increased $3.8 million, or 2%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. This increase was primarily attributable to the continued strength in domestic sales of our standard and traditional equipment and services along with higher export sales of new and used equipment.

Inter-segment revenue for this business segment was $542,000 for the six months ended June 30, 2007, compared to $4.0 million for the six months ended June 30, 2006.

Gross profit for the Oil & Water Technologies segment increased $7.7 million, or 19%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. This increase is primarily attributed to the higher sales activity and improved execution in our standard and traditional product lines including favorable product mix of our higher margin export business. Additionally, there was a $1.0 million loss provision recorded in the prior year’s quarter ended June 30, 2006 related to projected cost overruns on one of our built-to-order projects. Gross profit percentage was 26% and 22% for the six month periods ended June 30, 2007 and 2006, respectively.

Gas Technologies Segment

	Six Months Ended June 30,		Change	Percentage Change
	2007	2006
		As Adjusted (Note 3)
	(unaudited)
	(in thousands, except percentage change)
Revenue	$36,732	$29,481	$7,251	25%
Cost of goods sold and services	19,539	12,836	6,703	52%

Gross profit	$17,193	$16,645	$548	3%

Gross profit percentage	47%	56%	9%	16%

Revenue of $36.7 million for the six months ended June 30, 2007 for the Gas Technologies segment increased $7.3 million, or 25%, compared to $29.5 million for the six months ended June 30, 2006. This increase was due to higher built-to-order project activity of $8.4 million and $1.9 million of increased throughput from our gas processing facilities in West Texas partially offset by a decrease of approximately $3.0 million of membrane replacement sales in the prior year. There was no inter-segment revenue for this business segment for the six months ended June 30, 2007 and 2006.

Gross profit for the Gas Technologies segment for the six months ended June 30, 2007 increased $548,000, or 3%, compared to the six months ended June 30, 2006. This increase was due to higher contribution from CO2 membrane built-to-order projects and higher throughput at the Company’s CO2 gas processing facilities in West Texas. Gross profit percentage for Gas Technologies was 47% and 56% for the six-month periods ended June 30, 2007 and 2006, respectively. The decrease in gross profit percentage was attributable to the revenue mix which had a higher concentration of lower margin built-to-order projects in the period, as compared to relative higher contribution membrane replacement sales included in the prior year period.

Automation & Controls Segment

	Six Months Ended June 30,		Change	Percentage Change
	2007	2006
	(unaudited)
	(in thousands, except percentage change)
Revenue	$49,502	$42,689	$6,813	16%
Cost of goods sold and services	38,124	33,206	4,918	15%

Gross profit	$11,378	$9,483	$1,895	20%

Gross profit percentage	23%	22%	1%	5%

Revenue for the Automation & Controls segment was $49.5 million, an increase of $6.8 million, or 16%, for the six months ended June 30, 2007, compared to $42.7 million for the six months ended June 30, 2006. This increase was primarily due to increased international field service activity of $14.2 million, partially offset by a reduction in field service activity in the Gulf of Mexico of approximately $7.4 million. Inter-segment revenue for this business segment was $2.0 million for the six months ended June 30, 2007, compared to $2.3 million for the six months ended June 30, 2006.

Gross profit for the Automation & Controls segment increased $1.9 million for the six months ended June 30, 2007 compared to the six months ended June 31, 2006. Gross profit percentage was 23% and 22% for the six months ended June 30, 2007 and 2006, respectively. This increase was due primarily to the increased sales volume in our higher margin international field service activity.

Other Items

Selling, General and Administrative Expense. Selling, general and administrative expense was $40.9 million for the six months ended June 30, 2007, an increase of $7.2 million, or 21%, compared to the six months ended June 30, 2006. This increase was due to an increase of $400,000 in selling and pre-order engineering services and $2.2 million in higher support expenses related to increased business activity. Additionally there was approximately $3.7 million mainly in higher compensation costs associated with increased headcount, employee retention programs and share-based incentive compensation, all of which resulted from the increased business activity.

Depreciation and Amortization Expense. Depreciation and amortization expense was $2.9 million for the six months ended June 30, 2007, an increase of $26,000, or 1%, compared to the six months ended June 30, 2006.

Interest Expense. Interest expense decreased from $1.4 million to $180,000 in the six months ended June 30, 2007 and 2006 as the Company paid down its debt throughout the last six months of 2006. The $180,000 interest expense consisted of amortization of deferred financing fees and commitment fees paid for the unused portion of the Company’s lines of credit.

Interest Income. Interest income of $962,000 for the six months ended June 30, 2007, increased by $843,000 year over year due to the increase in cash as a result of higher earnings and cashflow.

Closure, severance and other. Closure, severance and other was income of $227,000 for the six months ended June 30, 2007 included a gain associated with the settlement of the UK office lease obligation of $247,000 and a valuation adjustment charge of $20,000. The closure, severance and other of $244,000 for the six months ended June 30, 2006 represented the valuation charges related to severance expense associated with a former employee of a restructuring plan initiated in 2004.

Other, net. Other, net was a net expense of approximately $1.3 million for the six months ended June 30, 2007, consisting of $115,000 in net periodic cost of postretirement benefit liability and $1.2 million related to net realized and unrealized foreign exchange transaction losses. Other, net was a net expense of $229,000 for the six months ended June 30, 2006, consisting of net periodic cost on postretirement liability of $100,000 and a net realized and unrealized foreign exchange transaction loss of $129,000.

Income Tax Provision. Income tax expense for the six months ended June 30, 2007 was $11.6 million compared to $10.7 million for the six months ended June 30, 2006. The change in tax expense was primarily attributable to an increase in pre-tax income to $32.6 million for the six months ended June 30, 2007 from pre-tax income of $28.2 million for the six months ended June 30, 2006. The effective tax rate for the six months ended June 30, 2007 was 35.8% compared to 38.0% for the six months ended June 30, 2006. The effective tax rate was higher for the six months ended June 30, 2006 primarily as a result of our recording an increase in the valuation allowance related to deferred tax assets of our UK operations.

Preferred Stock Dividends. We recorded preferred stock dividends totaling $750,000 for each of the six months ended June 30, 2007 and 2006 related to our Series B Redeemable Convertible Preferred Stock.

Bookings and Backlog

The Company’s bookings for the three and six months ended June 30, 2007 and 2006 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited, in thousands)
Bookings:
Oil & Water Technologies	$80,673	$81,062	$167,488	$193,877
Gas Technologies	12,958	61,057	33,914	81,593
Automation & Controls	27,766	18,764	53,845	39,758

Total bookings	$121,397	$160,883	$255,247	$315,228

Our bookings were $121.4 million and $160.9 million for the three months ended June 30, 2007 and 2006, respectively and $255.2 million compared to $315.2 million for the six months ended June 30, 2007 and 2006, respectively. Bookings for the three and six months ended June 30, 2007 decreased $389,000 and $26.4 million, respectively, in the Oil & Water Technologies segment as a result of delays in standard and traditional and built-to-order project awards. In the Gas Technologies segment, the decrease of $48.1 million and $47.7 million in the three and six months ended June 30, 2007 and 2006, respectively, related essentially to the $46.4 million Southeast Asian CO2 membrane project awarded in the second quarter of 2006. Bookings increased by $9.0 million and $14.0 million in the Automation & Controls segment in the three and six months ended June 30, 2007, respectively, from the same periods in 2006 primarily due to an increase in international project awards in 2007.

The Company’s backlog as of June 30, 2007 and 2006 was:

	As of June 30,
	2007	2006
	(unaudited, in thousands)
Backlog:
Oil & Water Technologies	$127,867	$167,017
Gas Technologies	53,442	62,538
Automation & Controls	13,100	10,224

Total backlog	$194,409	$239,779

The Company’s backlog, at any time, represents the accumulation of firm order bookings less revenue recognized.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2007 and December 31, 2006, we had cash and cash equivalents of $52.6 million and $35.2 million, respectively.

Working Capital

As of June 30, 2007, we had $100.4 million working capital, compared to $77.8 million at December 31, 2006, an increase of $22.6 million, or 29%. This increase was due primarily to increases in cash and cash equivalents of $17.4 million, trade accounts receivable of $9.5 million, inventory of $5.3 million and deferred income taxes and other of $1.3 million, offset by a net increase in current liabilities of $11.0 million. The increase in liabilities consisted primarily of increases in trade accounts payable, customer advanced billings and payments and income taxes payable.

Cash Flow

	For the Six Months Ended June 30,
	2007	2006
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$20,223	$9,304
Investing activities	(5,737)	(2,856)
Financing activities	2,186	(6,882)
Effect of exchange rate changes on cash and cash equivalents	735	431

Net increase in cash and cash equivalents	$17,407	$(3)

Net cash provided by operating activities for the six months ended June 30, 2007 was $20.2 million compared to $9.3 million for the six months ended June 30, 2006, an increase of $10.9 million. This increase was largely due to the $9.0 million decrease in working capital, excluding cash, in the six months ended June 30, 2007 versus 2006, along with $3.4 million increase in net income partially offset by a $1.8 million decrease for non-cash items.

Net cash used in investing activities was $5.7 million for the six months ended June 30, 2007 compared to $2.9 million for the six months ended June 30, 2006. The primary use of funds for the six months ended June 30, 2007 was other long-term intangible assets of $376,000 and capital expenditures of $5.4 million. This amount consisted mainly of $3.3 million for equipment maintenance and $2.1 million to increase the productivity and expansion of our facilities. The primary use of funds for the six months ended June 30, 2006 was for capital expenditures of $2.5 million and investment in other long-term intangible assets of $412,000.

Net cash provided by financing activities for the six months ended June 30, 2007 was $2.2 million compared to $6.9 million used in financing activities for the six months ended June 30, 2006. Cash used in financing activities decreased significantly from the 2006 period following the payment of outstanding debt balances under our revolving credit facilities in the last six months of 2006. The primary source of cash for the six months ended June 30, 2007 was $1.0 million of proceeds from stock issuances related to stock options and an associated excess tax benefit of share-based compensation of $1.1 million. The primary use of cash for the six months ended June 30, 2006 was repayment of debt under revolving lines of credit and long-term debt totaling $7.6 million, of which $4.4 million represented prepayment of our 2004 term loan and revolving credit facilities, $2.9 million related to bank overdrafts and $750,000 related to dividends paid to our preferred stockholders. Sources of cash for the six months ended June 30, 2006 were $2.1 million of proceeds from the exercise of stock options along with $2.3 million attributable to excess tax benefit stock options exercised and restricted stock vested.

Debt Facilities

In July 2006, the Company terminated its 2004 term loan and revolving credit facilities and entered into a new 2006 revolving credit facilities agreement with a maturity of June 15, 2010 and a total borrowing capacity of $85.0 million. The Company pays commitment fees on the undrawn portion of these facilities, depending upon the ratio of Funded Debt to EBITDA, which was calculated at 0.25% at June 30, 2007. Availability under our credit facilities is reduced by the amount of outstanding letters of credit and borrowings. There were no borrowings outstanding under these facilities as of December 31, 2006 or June 30, 2007.

In June 2007, the Company renewed its export sales credit facility with a total borrowing capacity of $10.0 million. The facility, which will expire on June 15, 2010, is partially guaranteed by the US Export-Import Bank and is subject to certain borrowing base limitations. Interest on borrowings under the facility is either (1) Bank of America’s prime rate less 0.50% or (2) the London Interbank Offered Rate plus 1.35%, at the company’s election. The Company pays an annual fee of $75,000. The facility is available for borrowing and letters of credit. As of June 30, 2007 there was no indebtedness or letters of credit outstanding under this facility.

The Company had letters of credit outstanding of $16.9 million under the revolving credit facilities and a total available borrowing capacity of $78.1 million at June 30, 2007. The letters of credit, which support contract performance and warranties, expire at various dates through December 8, 2011. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at June 30, 2007. As of June 30, 2007, the Company had unsecured letters of credit and bonds totaling $568,000.

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

Our financial instruments are subject to changes in interest rates, including our revolving credit facilities and our export sales credit facility. At June 30, 2007, we had no borrowings outstanding under our active credit facilities. Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material.

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

As of June 30, 2007, we carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the surrenders of the Company’s equity securities during the three months ended June 30, 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to 30, 2007	—	—	—	—
May 1 to 31, 2007	—	—	—	—
June 1 to 30, 2007	150	$44.005	—	—

Three months ended June 30, 2007	150	$44.005	—	—

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of NATCO Group Inc. was held on May 10, 2007 in Houston, Texas. At the annual meeting, the holders of 14,962,652 shares of NATCO common stock out of 17,368,760 common shares entitled to vote as of the record date and holders of 13,500 shares of preferred stock having voting power equivalent to 1,729,660 shares of common stock out of 15,000 preferred shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum. Holders of common stock and preferred stock voted as a single class on all proposals, resulting in 16,692,312 total voting shares present at the meeting and 19,290,605 total voting shares as of the record date.

Proposals submitted to a vote of security holders were:

(1)	Election of two Class III members of the Board of Directors, each to hold office for a three-year term expiring at the annual meeting of stockholders in 2010.

	Number of Voting Shares
	For	Withheld	Broker Non-Vote
Julie H. Edwards	13,946,882	2,745,430	—
Thomas R. Bates, Jr.	13,931,513	2,760,799	—

(2)	Ratification of KPMG LLP as our independent public accountants for the fiscal year ending December 31, 2007.

Number of Voting Shares
For	Against	Abstained
16,366,274	35,924	290,114

Each proposal was approved by the requisite number of votes necessary for its adoption.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATCO GROUP INC.

Date: August 8, 2007	By:	/s/ JOHN U. CLARKE
John U. Clarke Chairman of the Board and Chief Executive Officer

Date: August 8, 2007	By:	/s/ BRADLEY P. FARNSWORTH
Bradley P. Farnsworth Senior Vice President and Chief Financial Officer