Form 10-Q
period 2007-09-30
NATCO GROUP INC
filed 2007-11-08
CIK 1057693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, the issuer had outstanding 18,437,406 shares of common stock, par value $0.01 per share.

NATCO GROUP INC.

FORM 10-Q

For the Quarter Ended September 30, 2007

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2007	December 31, 2006
	(unaudited)	As Adjusted (Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$55,579	$35,238
Trade accounts receivable, less allowance for doubtful accounts of $1,042 and $1,183 as of September 30, 2007 and December 31, 2006, respectively	138,564	116,165
Inventories, net	49,250	42,451
Deferred income tax assets, net	7,312	5,353
Prepaid expenses and other current assets	3,720	5,075

Total current assets	254,425	204,282
Property, plant and equipment, net	39,101	34,603
Goodwill, net	82,052	80,893
Deferred income tax assets, net	2,215	1,203
Other assets, net	1,258	1,392

Total assets	$379,051	$322,373

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and other	$43,974	$36,648
Accrued expenses	58,270	53,178
Customer advanced billings and payments	32,905	35,387
Other current liabilities	721	1,236

Total current liabilities	135,870	126,449
Long-term deferred tax liabilities	531	611
Postretirement benefits and other long-term liabilities	8,597	7,809

Total liabilities	144,998	134,869
Commitments and contingencies
Minority interest	530	337
Series B redeemable convertible preferred stock, $.01 par value; 15,000 shares authorized, 9,915 and 15,000 issued and outstanding (net of issuance costs) as of September 30, 2007 and December 31, 2006, respectively	9,401	14,222
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized (of which 500,000 are designated as Series A and 15,000 are designated as Series B); no shares issued and outstanding (except Series B shares above)	—	—
Series A preferred stock, $.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,436,095 and 17,357,557 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	184	174
Additional paid-in-capital	128,786	113,340
Retained earnings	88,931	56,681
Accumulated other comprehensive income	6,221	2,750

Total stockholders’ equity	224,122	172,945

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$379,051	$322,373

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		As Adjusted (Note 3)		As Adjusted (Note 3)
Revenue:
Products	$110,244	$104,248	$321,369	$309,261
Services	34,947	27,930	91,945	69,390

Total revenue	$145,191	$132,178	$413,314	$378,651
Cost of goods sold and services:
Products	$83,931	$82,219	$244,032	$241,913
Services	19,165	13,641	50,505	33,912

Total cost of goods sold and services	$103,096	$95,860	$294,537	$275,825

Gross profit	$42,095	$36,318	$118,777	$102,826
Selling, general and administrative expense	20,929	19,964	61,795	53,688
Depreciation and amortization expense	1,562	1,299	4,453	4,163
Interest expense	97	491	277	1,922
Interest income	(617)	(96)	(1,579)	(215)
Minority interest	204	400	180	380
Loss on unconsolidated investment	10	—	118	—
Closure, severance and other	—	2,325	(227)	2,570
Other, net	688	(2,313)	1,979	(2,084)

Income before income taxes	$19,222	$14,248	$51,781	$42,402
Income tax provision	6,872	4,779	18,512	15,475

Net income	$12,350	$9,469	$33,269	$26,927
Preferred stock dividends	269	375	1,019	1,125

Net income available to common stockholders	$12,081	$9,094	$32,250	$25,802

Earnings per share:
-Basic	$0.67	$0.53	$1.85	$1.53
-Diluted	$0.63	$0.49	$1.70	$1.41
Weighted average number of shares of common stock:
-Basic	17,935	17,016	17,467	16,824
-Diluted	19,645	19, 307	19,570	19,139

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2007	2006
		(As Adjusted, Note 3)
Cash flows from operating activities:
Net income	$33,269	$26,927
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	(3,205)	73
Depreciation and amortization expense	4,453	4,163
Non-cash interest expense	87	198
Write off of unamortized loan costs	—	160
Share-based compensation expense	3,203	3,650
Tax benefit of share-based compensation	310	66
Minority interest	180	380
Loss on unconsolidated investment	118	—
Net periodic cost on postretirement benefit liability	(419)	—
Net payments on postretirement benefit liability	(521)	(587)
Loss on sale of property, plant and equipment	24	272
Gain on sale of investment	—	(2,464)
Change in assets and liabilities:
Increase in trade accounts receivable	(18,969)	(8,907)
Increase in inventories	(6,039)	(10,776)
(Increase) decrease in prepaid expenses and other current assets	1,237	(47)
(Increase) decrease in other assets, net	(78)	(94)
Increase in long-term liabilities	1,167	1,223
Increase (decrease) in trade accounts payable and other	8,936	(16,945)
Increase in accrued expenses	4,419	8,153
Increase (decrease) in income tax payable	(853)	2,292
Increase (decrease) in customer advanced billings and payments	(3,272)	24,353

Net cash provided by operating activities	24,047	32,090

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(8,140)	(3,565)
Investments in joint venture	(376)	(412)
Investment in unconsolidated affiliate, net of cash acquired	(58)	—
Proceeds from sale of investment	—	3,000
Proceeds from sales of property, plant and equipment	20	48

Net cash used in investing activities	(8,554)	(929)

Cash flows from financing activities:
Repayments of long-term debt	—	(22,893)
Proceeds from stock issuances related to stock options, net	3,188	3,021
Excess tax benefit of share-based compensation	3,910	3,273
Change in bank overdrafts	(2,455)	(2,337)
Dividends paid	(771)	(750)
Treasury shares acquired	(7)	(15)
Deferred financing fees	(88)	(454)

Net cash provided by (used in) financing activities	3,777	(20,155)

Effect of exchange rate changes on cash and cash equivalents	1,071	730

Increase in cash and cash equivalents	20,341	11,736
Cash and cash equivalents at beginning of period	35,238	9,198

Cash and cash equivalents at end of period	$55,579	$20,934

Cash paid for interest	$226	$1,404
Cash paid for income taxes	$17,895	$9,631

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Basis of Presentation

NATCO Group Inc. is one of the leading providers of process equipment, systems and services used in the production of oil and gas. The Company’s production equipment is used onshore and offshore in most major oil and gas producing regions of the world.

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

(2) Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2006. The following changes were made to our significant accounting policies during the nine months ended September 30, 2007:

•

In January 2007, we adopted accounting policies related to uncertain tax positions according to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” See Note 9, Income Taxes.

•

In January 2007, we adopted accounting policies related to the planned major maintenance activities according to FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” See Note 3, Change in Accounting Principle.

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2006
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(in thousands, except for per share data)
Total revenue	$132,178	$—	$132,178
Total cost of goods sold and services	95,964	(104)	95,860

Gross profit	$36,214	$104	$36,318
Income before income taxes	$14,144	$104	$14,248
Income tax provision	4,741	38	4,779

Net income	$9,403	$66	$9,469
Preferred stock dividends	375	—	375

Net income available to common stockholders	$9,028	$66	$9,094

Earnings per share:
-Basic	$0.53	$—	$0.53
-Diluted	$0.49	$—	$0.49

	For the Nine Months Ended September 30, 2006
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(in thousands, except for per share data)
Total revenue	$378,651	$—	$378,651
Total cost of goods sold and services	276,043	(218)	275,825

Gross profit	$102,608	$218	$102,826
Income before income taxes	$42,184	$218	$42,402
Income tax provision	15,396	79	15,475

Net income	$26,788	$139	$26,927
Preferred stock dividends	1,125	—	1,125

Net income available to common stockholders	$25,663	$139	$25,802

Earnings per share:
-Basic	$1.53	$—	$1.53
-Diluted	$1.40	$0.01	$1.41

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2006
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(in thousands)
Cash flows from operating activities:
Net income	$26,788	$139	$26,927
Total adjustments to net income	5,302	(139)	5,163

Net cash provided by operating activities	32,090	$—	32,090
Cash flows from investing activities:
Net cash used in investing activities	(929)	—	(929)
Cash flow from financing activities:
Net cash used in financing activities	(20,155)	—	(20,155)
Effect of exchange rate changes on cash and cash equivalents	730		730

Net increase in cash and cash equivalents	11,736	—	11,736
Cash and cash equivalents at beginning of period	9,198		9,198

Cash and cash equivalents at end of period	$20,934	$—	$20,934

(4) Inventories

Inventories consisted of the following amounts:

	September 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Finished goods	$15,231	$10,879
Work-in-process	19,207	18,064
Raw materials and supplies	24,204	20,948

Inventories at FIFO, LIFO and weighted average	58,642	49,891
Inventory reserves	(9,392)	(7,440)

Net inventories	$49,250	$42,451

The Company’s net inventories as of September 30, 2007 and December 31, 2006 by valuation method were:

	September 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)
FIFO	$7,515	$5,874
Weighted average cost	712	725
LIFO	41,023	35,852

Net inventories	$49,250	$42,451

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Costs and Estimated Earnings on Uncompleted Contracts Using Percentage of Completion Method

Costs and estimated earnings on uncompleted contracts using the percentage of completion method were as follows:

	September 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Cost incurred on uncompleted contracts—percentage of completion	$222,966	$122,962
Estimated earnings	80,943	38,050

	303,909	161,012
Less billings to date	(287,129)	(156,711)

	$16,780	$4,301

Included in the accompanying balance sheet under the captions:
Trade accounts receivable	$45,264	$35,407
Customer advanced billings and payments	(28,484)	(31,106)

	$16,780	$4,301

(6) Goodwill and Intangible Assets

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets with indefinite lives, including goodwill, on an impairment basis, while intangible assets with a defined term, such as patents, are amortized over the useful life of the asset. The Company tests each business segment for impairment of goodwill annually at year end, or more frequently if there are indications of goodwill impairment. Goodwill was not impaired as of December 31, 2006. During the nine months ended September 30, 2007, no additional testing was performed as no indications of goodwill impairment were noted.

Net goodwill of $80.9 million at December 31, 2006, was comprised of $47.4 million, $29.1 million and $4.4 million for the Oil & Water Technologies, Gas Technologies and Automation & Controls reporting units, respectively. Net goodwill of $82.1 million at September 30, 2007, was comprised of $48.2 million, $29.5 million and $4.4 million for the Oil & Water Technologies, Gas Technologies and Automation & Controls reporting units, respectively. The increase in net goodwill of $1.2 million was due to changes in foreign currency.

Intangible and amortizable assets subject to amortization as of September 30, 2007 and December 31, 2006 were:

	As of September 30, 2007		As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited)
	(in thousands)
Deferred financing fees	$946	$473	$858	$386
Patents	585	185	585	135
Other	770	327	693	223

Total	$2,301	$985	$2,136	$744

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization and interest expense related to deferred financing fees, patents and other were $81,000 and $242,000 for the three and nine months ended September 30, 2007 compared to $71,000 and $310,000 for the three and nine months ended September 30, 2006. For segment reporting purposes, these intangible assets and the related accumulated amortization expense were allocated to each segment.

(7) Warranty Accrual

Estimated future warranty obligations related to products are charged to cost of goods sold in the period in which the related revenue is recognized. A reconciliation of the changes in the Company’s aggregate product warranty liability included in the consolidated balance sheet liability account “Accrued expenses” for the nine months ended September 30, 2007, is set forth below (unaudited, in thousands).

Balance at December 31, 2006	$3,866
Foreign currency translation	111
Payments/charges	(2,081)
Net accruals	3,074

Balance at September 30, 2007	$4,970

(8) Closure, Severance and Other

Pursuant to an amendment to his then effective employment agreement with the Company, entered into in September 2005, Mr. Patrick M. McCarthy agreed to continue as President of the Company in exchange for certain benefits and payments which included, among other things, payment of certain severance benefits, a guaranteed bonus for 2005, acceleration of vesting of certain options, lapse in restrictions on a portion of his restricted stock awards and continuation of certain health benefits following termination. The Company recorded a charge of $1.2 million in the third quarter of 2005 related to this amendment, in addition to the previously accrued expense of $155,000 related to his 2005 bonus. On June 26, 2006, the Company and Mr. McCarthy entered into an amended and restated Employment Agreement (the “Employment Agreement”), which became effective July 1, 2006. Under the terms of the Employment Agreement, which was reviewed and approved by the Company’s Board of Directors, Mr. McCarthy was named as the Company’s President and Chief Operating Officer to serve for an initial term to July 1, 2008. While the Company did not incur additional charges with respect to effectiveness of the Employment Agreement, it remains liable for the severance obligation under the former arrangement, to be paid upon Mr. McCarthy’s termination. As of September 30, 2007, the Company had a remaining aggregate liability of approximately $438,000 related to this matter.

Closure, severance and other expense (income) was zero and ($227,000) for the three and nine months ended September 30, 2007 and $2.3 million and $2.6 million for the three and nine months ended September 30, 2006, respectively.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the changes in the Company’s accrued closure, severance and other liability included in the consolidated balance sheet liability account “Accrued expenses” for the nine months ended September 30, 2007 is set forth below (unaudited, in thousands):

Balance at December 31, 2006	$3,656
Payments and other(1)	(3,019)
Closure, severance and other	(227)
Foreign exchange impact	28

Balance at September 30, 2007 (unaudited)	$438

(1)	Included in payments and other is an adjustment for the non-cash portion of stock awards.

At September 30, 2007, the estimated payment of this liability is $438,000, to be due in 2008.

(9) Income Taxes

NATCO’s effective income tax rate for both the three and nine months ended September 30, 2007 was 35.8%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials and permanent differences.

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

As of January 1, 2007, the Company provided for a liability of $824,000 for unrecognized tax benefits related to various federal income tax matters. If recognized, the entire amount of the liability would affect the effective tax rate. The liability for unrecognized tax benefits increased $97,000 to $921,000 during the nine-month period ended September 30, 2007. Any interest and penalties that may be incurred as part of this liability would be recognized as a component of interest expense and other expense, respectively. The Company’s US federal tax returns currently open to audit by the Internal Revenue Service relate to the years ending December 31, 2004 through 2006.

(10) Debt

In July 2006, the Company terminated its 2004 term loan and revolving credit facilities and entered into a 2006 revolving credit facilities agreement with a maturity of June 30, 2011 and a total borrowing capacity of $85.0 million. The Company pays commitment fees on the undrawn portion of these facilities, depending upon the ratio of Funded Debt to EBITDA, which was calculated at 0.25% at September 30, 2007. Availability under our credit facilities is reduced by the amount of outstanding letters of credit and borrowings. There were no borrowings outstanding under these facilities as of December 31, 2006 or September 30, 2007. The Company had letters of credit outstanding of $17.9 million under the revolving credit facilities and a total available borrowing capacity of $67.1 million at September 30, 2007. The letters of credit, which support contract performance and

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warranties, expire at various dates through December 8, 2011. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at September 30, 2007.

In June 2007, the Company entered into an export sales credit facility with a total borrowing capacity of $10.0 million. The facility, which will expire on June 15, 2010, is partially guaranteed by the US Export-Import Bank and is subject to certain borrowing base limitations. Interest on borrowings under the facility is either (1) the lender’s prime rate less 0.50% or (2) the London Interbank Offered Rate plus 1.35%, at the company’s election. The Company pays an annual fee of $75,000. Availability under the facility for borrowing and letters of credit was $9.6 million at September 30, 2007. As of September 30, 2007 there were outstanding letters of credit of $401,000 under this facility.

As of September 30, 2007, the Company also had unsecured letters of credit and surety bonds totaling $704,000 related to its foreign subsidiaries.

(11) Postretirement Benefits

Health Care and Life Insurance Plans

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of December 31, 2006. The actuarially determined amounts included in accumulated other comprehensive income (AOCI) to be recognized as components of net periodic cost on postretirement benefit liability over the nine months ended September 30, 2007 and the full year 2007 are $475,000 and $634,000, respectively.

The following table summarizes the components of net periodic cost on postretirement benefit liability under the Company’s postretirement health care and life insurance benefit plans for the three and nine months ended September 30, 2007 and 2006, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited, in thousands)
Service cost	$—	$—	$—	$—
Interest cost	100	108	304	323
Amortization of:
Prior service cost	(394)	(484)	(1,228)	(1,152)
Net loss from previous years	235	276	705	829
Adjustment(1)	—	—	275	—

Net periodic cost on postretirement benefit liability	$(59)	$(100)	$56	$—

(1)

In the three months ended June 30, 2007, the Company changed its estimates related to the postretirement health care and life insurance benefit of its Canadian employees and recorded an accumulated adjustment of $275,000. As of September 30, 2007, the total liability for these items related to Canadian employees was $537,000.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the reconciliation to the Consolidated Statement of Cash Flows from the Consolidated Statement of Operations for net periodic cost on postretirement benefit:

For the Nine Months Ended September 30, 2007
(in thousands)
Net periodic cost on postretirement benefit	$56
Non-cash accumulated other comprehensive income amortization	(475)

Net periodic cost on postretirement benefit liability	$(419)

During the three and nine months ended September 30, 2007, the Company made contributions of $109,000 and $521,000, respectively, to the Company’s postretirement health care and life insurance benefit plans. We expect to contribute an aggregate of $664,000 to the plans during the year 2007.

Defined Contribution Plans

During the three months and nine months ended September 30, 2007, the Company made contributions aggregating $840,000 and $2.7 million, respectively, to the Company’s defined contribution plans maintained in the US, Canada and the UK. This amount included certain additional discretionary matching contributions provided by the Company to eligible employees in the US and Canadian plans.

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

(13) Earnings per Share

Per SFAS No. 128 “Earnings per Share,” the basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. The diluted earnings per common and potential common share is computed using net income available to common stockholders divided by the sum of the weighted average number of shares outstanding for the period and any incremental shares associated with 1) stock options and awards determined by using the “Treasury method” and 2) convertible preferred stock determined by applying the “if-converted” method. Net income available to common stockholders represents net income less convertible preferred stock dividends accrued.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the computation of basic and diluted earnings per common and potential common share for the three and nine months ended September 30, 2007 and 2006, respectively:

	For the Three Months Ended September 30, 2007			For the Three Months Ended September 30, 2006
	Income	Weighted Average Shares Outstanding	Per-Share Amount	Income	Weighted Average Shares Outstanding	Per-Share Amount
	(unaudited; in thousands, except earnings per share amounts)
				As Adjusted (Note 3)
Net income	$12,350			$9,469
Less: Convertible preferred stock dividends accrued	(269)			(375)

Basic EPS:
Income available to common stockholders	$12,081	17,935	$0.67	$9,094	17,016	$0.53

Effect of dilutive securities:
Stock options	—	243		—	310
Restricted stock	—	90		—	59
Convertible preferred stock	—	1,377		—	1,922

Diluted EPS:
Plus: Convertible preferred stock dividends accrued	269			375

Income available to common stockholders	$12,350	19,645	$0.63	$9,469	19,307	$0.49

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
	Income	Weighted Average Shares Outstanding	Per-Share Amount	Income	Weighted Average Shares Outstanding	Per-Share Amount
	(unaudited; in thousands, except earnings per share amounts)
				As Adjusted (Note 3)
Net income	$33,269			$26,927
Less: Convertible preferred stock dividends accrued	(1,019)			(1,125)

Basic EPS:
Income available to common stockholders	$32,250	17,467	$1.85	$25,802	16,824	$1.53

Effect of dilutive securities:
Stock options	—	280		—	341
Restricted stock	—	83		—	52
Convertible preferred stock	—	1,740		—	1,922

Diluted EPS:
Plus: Convertible preferred stock dividends accrued	1,019			1,125
Income available to common stockholders	$33,269	19,570	$1.70	$26,927	19,139	$1.41

The Company computes incremental shares according to SFAS No. 123R requirements. The assumed proceeds include the windfall tax benefit related to unrecognized compensation expense. For the purpose of weighted average shares calculation, the performance condition of some restricted stock has been taken into consideration. If anti-dilutive common shares were included for the three and nine months ended September 30, 2007 the impact would have been a reduction of approximately 20,000 shares and 97,000 shares, respectively and 64,000 shares and 79,000 shares, respectively for September 30, 2006. At September 30, 2007 and 2006, the Company included 1.3 million and 1.9 million shares, respectively, issuable upon conversion of the Series B redeemable convertible preferred shares in the calculation of the diluted weighted average shares, as the inclusion of these shares was dilutive at the level of income in the three and nine months ended September 30, 2007 and 2006.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) Share-Based Compensation

As of September 30, 2007, the Company had 736,464 shares available for future awards under its long-term incentive compensation plans. The Company may elect to issue new shares or treasury shares, if any, under its long-term incentive compensation plans.

The components of total share-based compensation expense related to all of the Company’s share-based options and awards recognized for the three and nine months ended September 30, 2007 and 2006 were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited, in thousands)
Total share-based compensation expense	$1,374	$2,552	$3,203	$3,650
Less: Tax benefit of share-based compensation expense	(496)	(949)	(1,154)	(1,351)

Share-based compensation expense, net of tax, recognized in income	$878	$1,603	$2,049	$2,299

The Company did not grant or modify any significant awards during the three-month period ending September 30, 2007. There were no changes in methods or assumptions used to measure share-based awards and no significant impact of share-based arrangements on the Company’s cash flow for the three-month period ended September 30, 2007

(15) Industry Segments

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

NATCO allocates corporate and other expenses to each of the reporting segments based on headcount, total assets, revenues and bookings. Corporate assets are allocated to the segments based on the total assets of the segment. The accounting policies of the segments are consistent with the policies used to prepare the Company’s consolidated financial statements for the respective periods presented, as described in Note 2, Summary of Significant Accounting Policies, to our Annual Report on Form 10-K for the year ended December 31, 2006 and Note 2 to the consolidated financial statements filed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. The Company evaluates the performance of its reporting segments based on income before interest expense, interest income, depreciation and amortization expense, closure, severance and other, other, net and income tax provision.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning the Company’s reporting segments follows:

	Oil & Water Technologies	Gas Technologies	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)
Three Months Ended September 30, 2007
Revenue from unaffiliated customers	$88,096	$26,292	$30,803	$—	$145,191
Inter-segment revenue	$520	$—	$1,375	$(1,895)	$—
Segment profit	$5,719	$10,059	$5,174	$—	$20,952
Total assets	$266,300	$64,602	$48,149	$—	$379,051
Capital expenditures	$2,216	$434	$117	$—	$2,767
Depreciation and amortization	$952	$460	$150	$—	$1,562

Three Months Ended September 30, 2006 As Adjusted (Note 3)
Revenue from unaffiliated customers	$94,018	$15,478	$22,682	$—	$132,178
Inter-segment revenue	$2,013	$—	$1,199	$(3,212)	$—
Segment profit	$7,645	$5,003	$3,306	$—	$15,954
Total assets	$224,717	$61,678	$33,033	$—	$319,428
Capital expenditures	$733	$217	$142	$—	$1,092
Depreciation and amortization	$735	$452	$112	$—	$1,299

	Oil & Water Technologies	Gas Technologies	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)
Nine Months Ended September 30, 2007
Revenue from unaffiliated customers	$271,955	$63,023	$78,336	$—	$413,314
Inter-segment revenue	$1,063	$—	$3,343	$(4,406)	$—
Segment profit	$21,948	$23,132	$11,604	$—	$56,684
Total assets	$266,300	$64,602	$48,149	$—	$379,051
Capital expenditures	$6,390	$881	$869	$—	$8,140
Depreciation and amortization	$2,668	$1,364	$421	$—	$4,453

Nine Months Ended September 30, 2006 As Adjusted (Note 3)
Revenue from unaffiliated customers	$270,650	$44,959	$63,042	$—	$378,651
Inter-segment revenue	$6,023	$—	$3,527	$(9,550)	$—
Segment profit	$21,528	$18,600	$8,630	$—	$48,758
Total assets	$224,717	$61,678	$33,033	$—	$319,428
Capital expenditures	$2,836	$275	$454	$—	$3,565
Depreciation and amortization	$2,403	$1,462	$298	$—	$4,163

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles total segment profit to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		As Adjusted (Note 3)		As Adjusted (Note 3)
	(unaudited, in thousands)
Total segment profit	$20,952	$15,954	$56,684	$48,758
Depreciation and amortization	1,562	1,299	4,453	4,163
Interest expense	97	491	277	1,922
Interest income	(617)	(96)	(1,579)	(215)
Closure, severance and other	—	2,325	(227)	2,570
Other, net	688	(2,313)	1,979	(2,084)

Net income before income taxes	$19,222	$14,248	$51,781	$42,402
Income tax provision	6,872	4,779	18,512	15,475

Net income	$12,350	$9,469	$33,269	$26,927

The following table provides further information on revenue by product line within the Oil & Water Technologies segment for the three and nine months Ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited, in thousands)
Standard and traditional	$57,846	$59,979	$180,901	$174,213
Built-to-order	31,047	36,999	93,186	104,007
Eliminations	(277)	(947)	(1,069)	(1,547)

Total Oil & Water Technologies segment revenue	$88,616	$96,031	$273,018	$276,673

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which will become effective as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures of fair value measurements. The Company has determined that the adoption of this standard on its effective date will have no significant impact on its consolidated results of operations, financial positions or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115,” which permits entities to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective as of January 1, 2008 with early adoption permitted. Under the standard, at each subsequent reporting date, a business entity shall report in earnings unrealized gains and losses on items for which the fair value has been elected. The Company is currently assessing the impact, if any, of the adoption of SFAS No. 159 on its consolidated results of operations, financial position, or cash flows.

(17) Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners.

Other comprehensive income (OCI) included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(As Adjusted, Note 3)			(As Adjusted, Note 3)
	(unaudited, in thousands)
Net income	$12,350	$9,469	$33,269	$26,927
Foreign currency translation adjustment	1,797	30	3,946	1,305
Postretirement benefit	(158)	—	(475)	—

Total comprehensive income	$13,989	$9,499	$36,740	$28,232

The actuarially determined postretirement benefit to be amortized from accumulated OCI is as follows:

	Nine Months Ended September 30, 2007	For the Year 2007
	(unaudited)
	(in thousands)
Prior service cost	$(1,180)	$(1,576)
Unrecognized net actuarial gain (loss)	705	942

Total postretirement benefit amortized	$(475)	$(634)

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated OCI consisted of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
	( in thousands)
Cumulative translation adjustment	$5,221	$1,275
Postretirement benefit liability	1,000	1,475

Total accumulated other comprehensive income	$6,221	$2,750

(18) Preferred Stock Conversion

During July and August 2007, certain holders converted a total of 5,085 shares of the Company’s Series B redeemable convertible preferred stock into a total of 651,502 shares of the Company’s common stock, pursuant to a formula specified in the certificate of designations with respect to the preferred stock. As part of the conversion, the holders also received a pro rata dividend payment for the dividend payable on the converted shares through the conversion date and cash in lieu of conversion to any fractional shares.

The issuances of common stock on conversion of the preferred stock were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. A total of 9,915 and 18,436,095 shares of Series B redeemable convertible preferred stock and common stock, respectively, were outstanding as of September 30, 2007.

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

•

The Gas Technologies segment includes our CO2 membrane business, the assets and operating relationship related to our gas processing facilities in West Texas and the Shell Paques™ H2S removal technology.

•

The Automation & Controls segment focuses on the manufacture and sale of new control panels and systems which monitor and control oil and gas production equipment, as well as field service activities including repair, maintenance, testing and inspection services for existing systems.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make certain estimates and assumptions that affect the results reported in our consolidated financial statements and the accompanying notes. These estimates and assumptions are based on historical experience and on our future expectations that we believe to be reasonable under the circumstances. Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by Note 2 to the consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 contain a summary of our significant accounting policies. We believe the following accounting policies are the most critical in the preparation of our consolidated financial statements:

Revenue Recognition: Percentage of Completion Method. We recognize revenues and related costs when products are shipped or services are rendered for (1) time and materials and service contracts, (2) manufactured goods produced in standard manufacturing operations and sold in the ordinary course of business through regular marketing channels and (3) certain customized manufactured goods that are smaller jobs with less customization, making them similar to such standard manufactured goods (that is, contracts valued at $250,000 or less having contract durations of four months or less). We recognize revenues using the percentage of completion method on contracts greater than $250,000 and having contract durations in excess of four months that represent customized, engineered orders of our products and qualify for such treatment in accordance with the requirements of AICPA Statement of Position 81-1, “Accounting for Performance of Certain Production-Type Contracts” (SOP 81-1). In addition, we use the percentage of completion method on all Automation & Controls segment equipment fabrication and sales projects that qualify for such treatment in accordance with the requirements of SOP 81-1. The Automation & Controls segment sells customized products fabricated to order pursuant to a large number of smaller contracts with durations of two to three months, with occasional large systems projects of longer duration. The segment does not produce standard units or maintain an inventory of products for sale. Due to the nature of the segment’s equipment fabrication and sales operations, and the potential for wide variations in our results of operations that could occur from applying the as shipped methodology to smaller contracts for these customized, fabricated goods, this segment recognizes revenues, regardless of contract value or duration, applying the percentage of completion method. For the nine months ended September 30, 2007, approximately 55.8% of total Company revenues were recorded on an as shipped or as performed basis and approximately 44.2% were recorded using the percentage of completion method.

With respect to contract revenues recorded utilizing the percentage of completion method, earned revenue is based on the percentage that costs incurred to date relate to total estimated costs of the project, after giving effect to the most recent estimates of total cost. Total estimated contract cost is a critical accounting estimate as it can materially affect revenue and net income and it requires us to make judgments about matters that are uncertain. Total costs expected to be incurred, and therefore recognition of revenue, could be affected by various internal or external factors including, but not limited to: changes in project scope (change orders), changes in productivity, scheduling, the cost and availability of labor, the cost and availability of raw materials, the weather, client delays in providing approvals at benchmark stages of the project and the timing of deliveries from third-party providers of key components. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed claims and change order revenues, if applicable. Losses expected to be incurred on the jobs in progress, after consideration of probable minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Claims for additional contract revenue are recognized if it is probable the claim will result in additional revenue and the amount can be reliably estimated. We generally recognize revenue and earnings to which the percentage of completion method applies over a period of two to six quarters. In the event a project is terminated by our customer before completion, our customer is liable for costs incurred under the contract. We believe our operating results should be evaluated over a term of one to three years to evaluate our performance under long-term contracts, after all change orders, scope changes and cost recoveries have been negotiated and realized.

Estimates are subjective in nature and it is possible that we could have used different estimates of total contract costs in our calculation of revenue recognized using the percentage of completion method. For the nine months ended September 30, 2007, the Company had $159.4 million in revenue attributable to open percentage completion projects having an aggregate gross profit percentage of 25.1%. If we had used a different estimate of total contract costs for each contract in progress at September 30, 2007, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased each of total revenue and pre-tax income for the nine months ended September 30, 2007 by approximately $2.1 million. At September 30, 2007, the Company had three open contracts in an aggregate loss position, with an estimated total loss of $2.6 million, which was provided for in previous periods.

Goodwill evaluation. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill annually for impairment by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required by SFAS No. 142, we identified our segments as the reporting units and tested the segments as of December 31, 2006. In determining carrying value, we segregated assets and liabilities that, to the extent possible, are clearly identifiable by specific reporting unit. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reporting unit, are allocated as permitted by the standard. Fair value is determined by discounting projected future cash flows using our weighted average cost of capital, as calculated. In determining projected future cash flows for each segment, we make assumptions regarding the following key indicators: future market and sales growth rates (domestic and international), cost inflation, margin expectations, working capital, capital expenditure levels and tax levels. The fair value is then compared to the carrying value of the reporting unit to determine whether or not impairment has occurred at the reporting unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit’s assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, we would record an impairment charge for that amount.

In accordance with SFAS No. 142, the Company tested each business segment for impairment of goodwill at December 31, 2006, and, based upon the results of this testing, management determined that goodwill was not impaired. The Company will test each business segment for goodwill impairment annually, as required by the pronouncement, or more frequently if there are indications of goodwill impairment. No additional testing was performed during the nine months ended September 30, 2007, as no indications of goodwill impairment were noted.

Net goodwill of $80.9 million at December 31, 2006, was comprised of $47.4 million, $29.1 million and $4.4 million for the Oil & Water Technologies, Gas Technologies and Automation & Controls reporting units, respectively. Net goodwill of $82.1 million at September 30, 2007, was comprised of $48.2 million, $29.5 million and $4.4 million for the Oil & Water Technologies, Gas Technologies and Automation & Controls reporting units, respectively. The increase in net goodwill of $1.2 million was due to the changes in foreign currency.

Deferred Income Tax Assets: Valuation Allowance. Based upon the level of historical taxable income and projected future taxable income over the periods to which our deferred tax assets are deductible in the applicable tax jurisdictions, we believe it is more likely than not we will realize the benefits of our deferred tax assets, net of the existing valuation allowance at September 30, 2007. However, the amount of the deferred tax asset is considered realizable, and thus the amount of these valuation allowances could change if future taxable income differs from our projections in the applicable tax jurisdictions. In certain foreign tax jurisdictions, we are not able to rely on projections of future taxable income to determine the realizability of our deductible differences and carry-forwards. At September 30, 2007, a valuation allowance of $113,000 had been recorded to offset deferred tax assets in these foreign jurisdictions.

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

In September 2006, the FASB issued No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP No. AUG AIR-1 is effective for the fiscal year beginning after December 15, 2006. The Company adopted FSP No. AUG AIR-1 on January 1, 2007. The impact of the application of this FSP is discussed in Note 3, Change in Accounting Principle.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which will become effective as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures of fair value measurements. The Company has determined that the adoption of this standard on its effective date will have no significant impact on its consolidated results of operations, financial positions or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115,” which permits entities to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective as of January 1, 2008 with early adoption permitted. Under the standard, at each subsequent reporting date, a business entity shall report in earnings unrealized gains and losses on items for which the fair value has been elected. The Company is currently assessing the impact, if any, of the adoption of SFAS No. 159 on its consolidated results of operations, financial position, or cash flows.

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

Changes in commodity prices and in the number of wells completed impact our business. The following table summarizes the average price of domestic crude oil and Brent crude oil per barrel, the average US wellhead price of natural gas per thousand cubic feet (“Mcf”), as published by the US Department of Energy; the number of rotary drilling rigs in operation, as published by Baker Hughes Incorporated, for the nine months ended September 30, 2007 and 2006 and for the years ended December 31, 2006 and 2005:

	Nine Months Ended September 30,		Twelve Months Ended December 31,
	2007	2006	2006	2005
Average price of crude oil per barrel in the US	$66.17	$68.10	$66.06	$56.54
Average price of Brent crude oil per barrel	$67.10	$67.04	$65.19	$54.47
Average wellhead price of natural gas per Mcf in the US	$6.39	$6.54	$6.41	$7.52
Average US rig count	1,759	1,624	1,648	1,380
Average international rig count (excludes North America)(1)	1,001	917	925	850

(1)	The Iran and Sudan rig counts were discontinued from the Baker Hughes publication beginning January 2006. For comparative purposes, the 2005 rig count numbers presented above exclude Iran and Sudan.

We view operating rig counts as a benchmark of spending in the US oil and gas industry for exploration and development efforts. Our standard and traditional equipment sales, parts and services business generally correlates to changes in rig activity and more specifically the number of wells completed. From a longer-term perspective, the US Department of Energy projects that worldwide petroleum and natural gas consumption is to increase at an average annual growth rate of 1.4% from 2003 through 2030, with higher consumption rates expected in the emerging economies, particularly in Asia (including China and India), where 43% of the total increase in world oil use is projected. As worldwide demand grows, producers in the oil and gas industry will increasingly rely on non-traditional sources of energy supply and expansion into new markets. As a result, additional and more complex equipment may be required from equipment and service suppliers to produce oil and gas from these fields, especially since many new oil and gas fields produce lower quality or contaminated hydrocarbon streams, requiring more complex production equipment. In general, these trends should increase the demand for our products and services.

Results of Operations

The following discussion of our historical results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Consolidated Revenue and Gross Profit

	Three Months Ended September 30,		Change	Percentage Change
	2007	2006
		As Adjusted (Note 3)
	(unaudited)
	(in thousands, except percentages)
Revenue(1)	$145,191	$132,178	$13,013	10%
Cost of goods sold and services(1)	103,096	95,860	7,236	8%

Gross profit	$42,095	$36,318	$5,777	16%

Gross profit percentage	29%	27%	2%	7%

(1)

The table above includes inter-segment elimination amounts for both revenue and cost of goods sold and services of $1.9 million and $3.2 million for the three months ended September 30, 2007 and 2006, respectively.

Revenue for the three months ended September 30, 2007 increased $13.0 million, or 10%, to $145.2 million, from $132.2 million for the three months ended September 30, 2006. The increase in revenue was primarily attributable to stronger demand for the CO2 gas processing capabilities, membrane replacements and built-to-order projects in the Gas Technologies segment and to the increased international field service activities in the Automation & Controls segment. These increases were partially offset by lower sales in the Oil & Water Technologies segment.

Gross profit for the three months ended September 30, 2007 increased $5.8 million, or 16%, to $42.1 million, from $36.3 million for the three months ended September 30, 2006. Of this increase, approximately $3.5 million was due to the increase in revenue and the remaining $2.3 million was mainly due to the favorable mix of higher margin sales from the Gas Technologies segment.

Oil & Water Technologies Segment

	Three Months Ended September 30,		Change	Percentage Change
	2007	2006
	(unaudited)
	(in thousands, except percentages)
Revenue	$88,616	$96,031	$(7,415)	(8)%
Cost of goods sold and services	66,329	72,802	(6,473)	(9)%

Gross profit	$22,287	$23,229	$(942)	(4)%

Gross profit percentage	25%	24%	1%	4%

Oil & Water Technologies segment revenue of $88.6 million decreased for the three months ended September 30, 2007 compared to $96.0 million for the three months ended September 30, 2006. This was attributable to a $6.6 million reduction in the level of built-to-order projects, a $2.9 million decrease in standard and traditional equipment and service revenue in Canada and Mexico and a $2.5 million decrease in export parts and service revenue. These decreases were partially offset by $4.6 million of stronger standard and traditional equipment sales in the US and Venezuela.

Inter-segment revenue for this segment was $520,000 for the three months ended September 30, 2007 compared to $2.0 million for the three months ended September 30, 2006.

Gross profit for the Oil & Water Technologies segment decreased $942,000, or 4%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This decrease was due to the lower sales volume partially offset by the improved execution in most of our built-to-order projects. Gross profit percentage was 25% and 24% for the three month periods ended September 30, 2007 and 2006, respectively.

Gas Technologies Segment

	Three Months Ended September 30,		Change	Percentage Change
	2007	2006
		As Adjusted (Note 3)
	(unaudited)
	(in thousands, except percentages)
Revenue	$26,292	$15,478	$10,814	70%
Cost of goods sold and services	14,009	7,833	6,176	79%

Gross profit	$12,283	$7,645	$4,638	61%

Gross profit percentage	47%	49%	(2)%	(4)%

Revenue of $26.3 million for the three months ended September 30, 2007 for the Gas Technologies segment increased $10.8 million, or 70%, compared to $15.5 million for the three months ended September 30, 2006. This increase was a result of stronger sales across all product lines which consisted of higher built-to-order project activity of $6.0 million, increased throughput from the gas processing facilities in West Texas of $1.6 million and a $3.2 million increase of membrane replacement sales during the quarter. There was no inter-segment revenue for this business segment for the three months ended September 30, 2007 and 2006.

Gross profit for the Gas Technologies segment for the three months ended September 30, 2007 increased $4.6 million, or 61%, compared to the three months ended September 30, 2006. This increase was primarily due to the higher revenue during the quarter. Gross profit percentage for Gas Technologies was 47% and 49% for the three-month periods ended September 30, 2007 and 2006, respectively. The decrease in gross profit percentage of 2% was attributable to the change in revenue mix, which had a higher concentration of lower margin built-to-order projects in the period.

Automation & Controls Segment

	Three Months Ended September 30,		Change	Percentage Change
	2007	2006
	(unaudited)
	(in thousands, except percentages)
Revenue	$32,178	$23,881	$8,297	35%
Cost of goods sold and services	24,653	18,437	6,216	34%

Gross profit	$7,525	$5,444	$2,081	38%

Gross profit percentage	23%	23%	—	—

Revenue for the Automation & Controls segment was $32.2 million, an increase of $8.3 million, or 35%, and $23.9 million for the three months ended September 30, 2007 and 2006, respectively. This increase was primarily due to increased international field service activity of $10.7 million, partially offset by lower field service activity in the Gulf of Mexico of approximately $2.4 million. Inter-segment revenue was $1.4 million, compared to $1.2 million, for the three months ended September 30, 2007 and 2006, respectively.

Gross profit for the Automation & Controls segment increased $2.1 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was primarily due to the increased revenue in our international field service activity.

Other Items

Selling, General and Administrative Expense. Selling, general and administrative expense was $20.9 million for the three months ended September 30, 2007, an increase of $965,000, compared to the three months ended September 30, 2006. This increase was primarily due to $3.0 million of higher support expenses associated with increased headcount and increased business activity offset by $2.1 million decrease in corporate and administrative expense. Included in the prior period was $1.7 million related to the one time adjustment in the quarter ended September 30, 2006 associated with stock options.

Depreciation and Amortization Expense. Depreciation and amortization expense was $1.6 million for the three months ended September 30, 2007, an increase of $263,000, or 20%, compared to the three months ended September 30, 2006 due to the increased investment in the Company’s property, plant and equipment primarily in support of growth and lean manufacturing initiatives.

Interest Expense. Interest expense was $97,000 and $491,000 for the three months ended September 30, 2007 and 2006, respectively. The decrease of $394,000 was primarily due to having no outstanding debt in the 2007 period. The $97,000 interest expense consisted of amortization of deferred financing fees and commitment fees paid for the unused portion of the Company’s lines of credit.

Interest Income. Interest income of $617,000 for the three months ended September 30, 2007, an increase of $521,000 over the prior year period, resulted from the increase in invested cash as a result of higher earnings and cash flow.

Closure, severance and other. Closure, severance and other for the three months ended September 30, 2007 was zero. Closure, severance and other of $2.3 million for the three months ended September 30, 2006 represented closure costs associated with a facility in the UK.

Other, net. Other, net was an expense of $688,000 for the three months ended September 30, 2007 and was comprised mainly of realized and unrealized foreign exchange losses. Other, net was a gain of $2.3 million for the three months ended September 30, 2006 consisting primarily of a $2.5 million gain on the sale of a partial interest in the Company’s Japanese subsidiary and $100,000 related to postretirement benefit, offset by an expense of $160,000 associated with the 2004 term loans and credit facilities that were terminated in July 2006, and $92,000 of net realized and unrealized foreign exchange transaction losses.

Income Tax Provision. Income tax expense for the three months ended September 30, 2007 was $6.9 million compared to $4.8 million for the three months ended September 30, 2006. The change in tax expense was primarily attributable to an increase in pre-tax income to $19.2 million for the three months ended September 30, 2007 from pre-tax income of $14.2 million for the three months ended September 30, 2006. The effective tax rate for the three months ended September 30, 2007 was 35.8% compared to 33.5% for the three months ended September 30, 2006. The effective tax rate was lower for the three months ended September 30, 2006 primarily as a result of a provision to return reconciling adjustments during the quarter that reduced overall tax expense.

Preferred Stock Dividends. We recorded preferred stock dividends totaling $269,000 and $375,000 for each of the three months ended September 30, 2007 and 2006 related to our Series B redeemable convertible preferred stock. The decrease relates to a reduction in the dividend requirement due to certain preferred shareholders converting a portion of their preferred stock to common stock during the quarter.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Consolidated Revenue and Gross Profit

	Nine Months Ended September 30,		Change	Percentage Change
	2007	2006
		As Adjusted (Note 3)
	(unaudited)
	(in thousands, except percentages)
Revenue(1)	$413,314	$378,651	$34,663	9%
Cost of goods sold and services(1)	294,537	275,825	18,712	7%

Gross profit	$118,777	$102,826	$15,951	16%

Gross profit percentage	29%	27%	2%	7%

(1)

The table above includes inter-segment elimination amounts for both revenue and cost of goods sold and services of $4.4 million and $9.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Revenue for the nine months ended September 30, 2007 increased $34.7 million, or 9%, to $413.3 million, from $378.7 million for the nine months ended September 30, 2006. The increase in revenue was essentially attributable to stronger demands of our CO2 gas processing capabilities, membrane replacements and built-to-order projects in the Gas Technologies segment and to the higher international field service activities in the Automation & Controls segment. These increases were partially offset by lower sales in the Oil & Water Technologies segment.

Gross profit for the nine months ended September 30, 2007 increased $16.0 million, or 16%, to $118.8 million, from $102.8 million for the nine months ended September 30, 2006. Of this increase, nearly $9.2 million was due to the increase in revenue from our Gas Technologies and Automation & Controls segments and the $6.8 million was mainly due to improved execution in our built-to-order projects and domestic standard and traditional product lines within the Oil & Water Technologies segment.

Oil & Water Technologies Segment

	Nine Months Ended September 30,		Change	Percentage Change
	2007	2006
	(unaudited)
	(in thousands, except percentages)
Revenue	$273,018	$276,673	$(3,655)	(1)%
Cost of goods sold and services	202,620	213,065	(10,445)	(5)%

Gross profit	$70,398	$63,608	$6,790	11%

Gross profit percentage	26%	23%	3%	13%

Oil & Water Technologies segment revenue decreased $3.7 million, or 1%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. This decrease was made up of $10.8 million of lower international built-to-order project business activity primarily due to timing delays of project awards partially offset by $7.1 million of increased sales in the standard and traditional equipment and services business, primarily in the US, and higher sales in the export parts and service business.

Inter-segment revenue was $1.1 million for the nine months ended September 30, 2007, compared to $6.0 million for the nine months ended September 30, 2006.

Gross profit for the Oil & Water Technologies segment increased $6.8 million, or 11%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. This increase is primarily due to improving execution in our built-to-order project business and domestic standard and traditional product lines as well as more favorable product mix contribution from our higher margin export business. Additionally, there was a $1.7 million loss provision recorded in the nine months ended September 30, 2006 related to cost overruns on one of our built-to-order projects. Gross profit percentage was 26% and 23% for the nine month periods ended September 30, 2007 and 2006, respectively.

Gas Technologies Segment

	Nine Months Ended September 30,		Change	Percentage Change
	2007	2006
		As Adjusted (Note 3)
	(unaudited)
	(in thousands, except percentages)
Revenue	$63,023	$44,959	$18,064	40%
Cost of goods sold and services	33,547	20,669	12,878	62%

Gross profit	$29,476	$24,290	$5,186	21%

Gross profit percentage	47%	54%	(7)%	(13)%

Revenue of $63.0 million for the nine months ended September 30, 2007 for the Gas Technologies segment increased by $18.0 million, or 40%, compared to $45.0 million for the nine months ended September 30, 2006. This increase was primarily due to higher built-to-order project activity of $14.4 million and increased throughput from the processing facilities in West Texas of $3.5 million. There was no inter-segment revenue for this business segment for the nine months ended September 30, 2007 and 2006.

Gross profit for the Gas Technologies segment for the nine months ended September 30, 2007 increased $5.2 million or 21%, compared to the nine months ended September 30, 2006. This increase was primarily a result of the higher sales from CO2 membrane built-to-order projects and higher throughput at the Company’s

CO2 gas processing facilities in West Texas. Gross profit percentage for Gas Technologies was 47% and 54% for the nine-month periods ended September 30, 2007 and 2006, respectively. The decrease was attributable to changes in revenue mix which had a higher concentration of lower margin built-to-order projects in the period, as compared to the prior year period.

Automation & Controls Segment

	Nine Months Ended September 30,		Change	Percentage Change
	2007	2006
	(unaudited)
	(in thousands, except percentages)
Revenue	$81,679	$66,569	$15,110	23%
Cost of goods sold and services	62,776	51,641	11,135	22%

Gross profit	$18,903	$14,928	$3,975	27%

Gross profit percentage	23%	22%	1%	5%

Revenue for the Automation & Controls segment was $81.7 million, an increase of $15.1 million, or 23%, for the nine months ended September 30, 2007, compared to $66.6 million for the nine months ended September 30, 2006. This increase was primarily due to increased international field service activity of $24.8 million, partially offset by a reduction in field service activity in the Gulf of Mexico of approximately $9.7 million. Inter-segment revenue was $3.3 million for the nine months ended September 30, 2007, compared to $3.5 million for the nine months ended September 30, 2006.

Gross profit for the Automation & Controls segment increased $4.0 million, or 27%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Gross profit percentage was 23% and 22% for the nine months ended September 30, 2007 and 2006, respectively. These increases in gross profit and gross profit percentage were due primarily to the increased sales volume in our higher margin international field service activity.

Other Items

Selling, General and Administrative Expense. Selling, general and administrative expense was $61.8 million for the nine months ended September 30, 2007, an increase of $8.1 million, or 15%, compared to the nine months ended September 30, 2006. This increase consisted primarily of $4.7 million in higher selling and pre-order engineering services and other support activities related to the increased business volume. Additionally, there were increases in corporate, general and administration of approximately $5.1 million mainly attributable to higher compensation costs associated with increased headcount, employee retention programs and share-based incentive compensation, all of which resulted from the increased business activity. Included in prior periods was the one time $1.7 million adjustment in the quarter ended September 30, 2006 associated with stock options.

Depreciation and Amortization Expense. Depreciation and amortization expense was $4.5 million for the nine months ended September 30, 2007, an increase of $290,000, or 7%, compared to the nine months ended September 30, 2006 due to the increased investment in the Company’s property, plant and equipment primarily in support of growth and lean manufacturing initiatives.

Interest Expense. Interest expense decreased from $1.9 million to $277,000 in the nine months ended September 30, 2007 and 2006 as the Company paid down its debt throughout the last six months of 2006. The $277,000 interest expense consisted of amortization of deferred financing fees and commitment fees paid for the unused portion of the Company’s lines of credit.

Interest Income. Interest income of $1.6 million for the nine months ended September 30, 2007 increased by $1.4 million due to the increase in invested cash as a result of higher earnings and cashflow.

Closure, severance and other. Closure, severance and other was income of $227,000 for the nine months ended September 30, 2007. This is comprised largely of a gain associated with the settlement of a UK office lease obligation of $247,000 and a valuation adjustment charge of $20,000. Closure, severance and other expense of $2.6 million for the nine months ended September 30, 2006 represented $2.3 million of UK office closure cost and approximately $300,000 related to severance and other costs.

Other, net. Other, net was an expense of approximately $2.0 million for the nine months ended September 30, 2007, consisting essentially of $1.9 million in net realized and unrealized foreign exchange transaction losses. Other, net was a net income of $2.1 million for the nine months ended September 30, 2006, consisting of a $2.5 million gain related to the sale of a partial interest in the Company’s Japanese subsidiary, offset by an expense of $160,000 associated with the 2004 term loan and revolving credit facilities that were terminated in July 2006 and net realized and unrealized foreign exchange transaction losses of $199,000.

Income Tax Provision. Income tax expense for the nine months ended September 30, 2007 was $18.5 million compared to $15.5 million for the nine months ended September 30, 2006. The change in tax expense was primarily attributable to an increase in pre-tax income to $51.8 million for the nine months ended September 30, 2007 from pre-tax income of $42.4 million for the nine months ended September 30, 2006. The effective tax rate for the nine months ended September 30, 2007 was 35.8% compared to 36.5% for the nine months ended September 30, 2006.

Preferred Stock Dividends. We recorded preferred stock dividends totaling $1.0 million and $1.1 million for each of the nine months ended September 30, 2007 and 2006 related to our Series B redeemable convertible preferred stock. The decrease relates to a reduction in the dividend requirement due to certain preferred shareholders converting a portion of their preferred stock to common stock during the quarter ended September 30, 2007.

Bookings and Backlog

The Company’s bookings for the three and nine months ended September 30, 2007 and 2006 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited, in thousands)
Bookings:
Oil & Water Technologies	$96,959	$79,934	$264,450	$273,812
Gas Technologies	15,286	10,059	49,199	91,652
Automation & Controls	29,047	22,837	82,891	62,595

Total bookings	$141,292	$112,830	$396,540	$428,059

Our bookings were $141.3 million and $112.8 million for the three months ended September 30, 2007 and 2006, respectively, and $396.5 million compared to $428.1 million for the nine months ended September 30, 2007 and 2006, respectively. Bookings in the Oil & Water Technologies segment for the three and nine months ended September 30, 2007 increased by $17.0 million and decreased by $9.4 million, respectively, from the same periods in 2006. The increase for the three months ended September 30, 2007 was due to an increase of $14.0 million in built-to-order projects and a $3.0 million increase in US standard traditional equipment services project awards during the quarter. The decrease for the nine months ended September 30, 2007 resulted from a $26.0 million decline in bookings in the first quarter of 2007 when compared to the first quarter of 2006. This was primarily attributed to delays experienced in the built-to-order project awards in the first quarter 2007. In the Gas Technologies segment, the increase of $5.2 million from the three months ended September 30, 2006 to 2007 mainly reflected augmented business activities in gas processing whereas the decrease of $42.5 million from the nine months ended September 30, 2006 to 2007 related essentially to the $46.4 million Southeast Asian

CO2 membrane project awarded in the second quarter of 2006. Bookings increased by $6.2 million and $20.3 million in the Automation & Controls segment in the three and nine months ended September 30, 2007, respectively, from the same periods in 2006 primarily due to an increase in international field service project awards in 2007.

The Company’s backlog as of September 30, 2007 and 2006 was:

	As of September 30,
	2007	2006
	(unaudited, in thousands)
Backlog:
Oil & Water Technologies	$136,730	$152,933
Gas Technologies	42,436	57,119
Automation & Controls	11,344	10,380

Total backlog	$190,510	$220,432

The Company’s backlog, at any time, represents the accumulation of firm order bookings less revenue recognized. The $29.9 million decline in our backlog to $190.5 million as of September 30, 2007 from $220.4 million as of September 30, 2006 was mostly due to the increase in revenue recognized during 2007 combined with the large South East Asia CO2 membrane project awarded in the second quarter of 2006.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2007 and December 31, 2006, we had cash and cash equivalents of $55.6 million and $35.2 million, respectively.

Working Capital

As of September 30, 2007, we had $118.6 million working capital, compared to $77.8 million at December 31, 2006, an increase of $40.7 million, or 52%. This increase was due primarily to increases in cash and cash equivalents of $20.3 million, trade accounts receivable of $22.4 million, inventory of $6.8 million and deferred income taxes and other of $604,000, offset by a net increase in current liabilities of $9.4 million. The net increase in current liabilities consisted primarily of increases in trade accounts payable and accrued expenses, partially offset by decreases in customer advanced billings and payments and income taxes payable.

Cash Flow

	For the Nine Months Ended September 30,
	2007	2006
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$24,047	$32,090
Investing activities	(8,554)	(929)
Financing activities	3,777	(20,155)
Effect of exchange rate changes on cash and cash equivalents	1,071	730

Net increase in cash and cash equivalents	$20,341	$11,736

Net cash provided by operating activities for the nine months ended September 30, 2007 was $24.0 million compared to $32.1 million for the nine months ended September 30, 2006. The decrease of $8.1 million was largely due to the $12.7 million increase in working capital, excluding cash, which mainly consisted of higher receivables and the timing of activities associated with open percentage of completion projects predominately due to the increased business activities. Additionally, there was a $1.7 million decrease for non-cash items. These decreases were partially offset by a $6.3 million increase in net income during the period.

Net cash used in investing activities was $8.6 million for the nine months ended September 30, 2007 compared to $929,000 for the nine months ended September 30, 2006. The primary use of funds for the nine months ended September 30, 2007 was for other long-term intangible assets of $376,000 and capital expenditures of $8.1 million, of which $4.2 million represented maintenance capital expenditures and $3.9 million represented expenditures to improve productivity and expand our facilities. The primary use of funds for the nine months ended September 30, 2006 was for capital expenditures of $3.6 million relating primarily to expansions of certain manufacturing and processing facilities and leasehold improvements. The Company also made a $412,000 purchase of 50% ownership in a joint venture. The use of funds was largely offset by $3.0 million in proceeds from the sale of a partial interest in the Company’s Japanese subsidiary.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $3.8 million compared to $20.2 million used in financing activities for the nine months ended September 30, 2006. Cash used in financing activities decreased significantly from the 2006 period following the payment of all short-term outstanding debt balances under our revolving credit facilities in the last six months of 2006. The primary source of cash for the nine months ended September 30, 2007 was $3.2 million of proceeds from stock issuances related to stock options exercises and an associated excess tax benefit of share-based compensation of $3.9 million. This was partially offset by $2.5 million in bank overdrafts and $771,000 in preferred stock dividends paid. The primary use of cash for the nine months ended September 30, 2006 was repayment of debt under revolving lines of credit and long-term debt totaling $22.9 million, of which $7.6 million represented prepayment of our 2004 term loan and revolving credit facilities and $15.3 million related to the 2006 revolving credit facilities, $2.3 million related to bank overdrafts, $750,000 related to dividends paid to our preferred stockholders and $454,000 related to financing costs. Sources of cash for the nine months ended September 30, 2006 were $3.0 million of proceeds from the exercise of stock options along with $3.3 million attributable to the excess tax benefit on stock options exercised and restricted stock vested.

Debt Facilities

In July 2006, the Company terminated its 2004 term loan and revolving credit facilities and entered into a 2006 revolving credit facilities agreement with a maturity of June 30, 2011 and a total borrowing capacity of $85.0 million. The Company pays commitment fees on the undrawn portion of these facilities, depending upon the ratio of Funded Debt to EBITDA, which was calculated at 0.25% at September 30, 2007. Availability under our credit facilities is reduced by the amount of outstanding letters of credit and borrowings. There were no borrowings outstanding under these facilities as of December 31, 2006 or September 30, 2007. The Company had letters of credit outstanding of $17.9 million under the revolving credit facilities and a total available borrowing capacity of $67.1 million at September 30, 2007. The letters of credit, which support contract performance and warranties, expire at various dates through December 8, 2011. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at September 30, 2007.

In June 2007, the Company entered into an export sales credit facility with a total borrowing capacity of $10.0 million. The facility, which will expire on June 15, 2010, is partially guaranteed by the US Export-Import Bank and is subject to certain borrowing base limitations. Interest on borrowings under the facility is either (1) the lender’s prime rate less 0.50% or (2) the London Interbank Offered Rate plus 1.35%, at the company’s election. The Company pays an annual fee of $75,000. Availability under the facility for borrowing and letters of credit was $9.6 million at September 30, 2007. As of September 30, 2007 there were outstanding letters of credit of $401,000 under this facility.

As of September 30, 2007, the Company also had unsecured letters of credit and surety bonds totaling $704,000 related to its foreign subsidiaries.

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

Our financial instruments are subject to changes in interest rates, including our revolving credit facilities and our export sales credit facility. At September 30, 2007, we had no borrowings outstanding under our credit facilities. Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material.

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

As of September 30, 2007, we carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July and August 2007, certain holders converted a total of 5,085 shares of the Company’s Series B redeemable convertible preferred stock into a total of 651,502 shares of the Company’s common stock, pursuant to a formula specified in the certificate of designations with respect to the preferred stock. In accordance with the formula, the Company issued a number of shares of common stock equal to the face value of the preferred stock surrendered ($1,000 multiplied by the number of preferred shares surrendered) divided by the conversion price ($7.805). The Company also paid a total of approximately $42,000 for 1) accrued but unpaid dividends on the preferred shares converted and 2) cash in lieu of issuing fractional shares, also in accordance with the terms of the certificate of designations with respect to the preferred shares.

The issuance of common stock on conversion of the preferred stock was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. As of September 30, 2007, a total of 9,915 and 18,436,095 shares of Series B redeemable convertible preferred stock and common stock, respectively, were outstanding. Based on the number of shares of preferred stock currently outstanding, the Company estimates the preferred stock dividend for the remainder of 2007 will be approximately $250,000.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Bylaws of NATCO Group Inc. adopted as of October 10, 2007

31.1	Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATCO GROUP INC.

Date: November 8, 2007	By:	/s/ JOHN U. CLARKE
John U. Clarke
Chairman of the Board and
Chief Executive Officer

Date: November 8, 2007	By:	/s/ BRADLEY P. FARNSWORTH
Bradley P. Farnsworth
Senior Vice President and Chief Financial Officer