Form 10-K
period 2007-12-31
NATCO GROUP INC
filed 2008-03-17
CIK 1057693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number: 1-15603

NATCO Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2906892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11210 Equity Drive, Suite 100, Houston, Texas	77041
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 849-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share, together with associated Series A Junior Participant Preferred Stock purchase rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported by the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter:

As of June 30, 2007	$779,806,690

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of March 11, 2008 was 18,722,418 shares.

Documents Incorporated by Reference (to the extent indicated in this report)

Specified portions of the 2008 Notice of Annual Meeting of Stockholders and Proxy Statement (Part III)

NATCO Group Inc.

Annual Report on Form 10-K for the Year Ended December 31, 2007

PART I

Item 1.	Business

Our Business

NATCO Group Inc. is a Delaware corporation formed in 1988. Through our subsidiaries, we have designed, manufactured and marketed oil and gas production equipment and systems for over 80 years. We believe we are an industry leader in the development of oil and gas production equipment technology. We pioneered many of the original separation technologies for converting unprocessed hydrocarbon fluids into salable oil and gas and currently hold over 50 active US and equivalent foreign patents and numerous US and foreign trademarks. We provide equipment, systems and services used in the production of crude oil and natural gas to separate oil, gas and water within a production stream and to remove contaminants. Our products and services are used in onshore and offshore fields in most major oil and gas producing regions in the world. Separation and decontamination of a production stream is needed at almost every producing well in order to meet the specifications and environmental requirements of transporters and end users. Our products also are used in downstream refinery and processing facilities around the world to improve processing through advanced crude desalting and separation technologies.

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

From 2005 to the end of 2007, our organization was structured in three separate business segments that concentrated our proprietary technologies on specific end-use markets, allowing us to be responsive to our customers’ needs, as well as to new market opportunities. The segments were: Oil & Water Technologies, Gas Technologies and Automation & Controls:

•

The Oil & Water Technologies segment included our extensive branch distribution network located primarily in North America, including our standard and traditional oil and gas separation and dehydration equipment sales and related services and our worldwide engineered systems group, which focuses on designing and delivering built-to-order solutions mainly within the areas of oil and water production and processing systems.

•

The Gas Technologies segment included our carbon dioxide (CO2 ) membrane business, the assets and operating arrangements related to certain CO2 gas processing facilities in West Texas and hydrogen sulfide (H2S) removal technologies including Shell Paques™.

•

The Automation & Controls segment focused on sales and fabrication of control panels and systems which monitor and control oil and gas production, as well as field service activities including repair, maintenance, testing and inspection services for existing systems, worldwide.

On January 1, 2008, we announced certain changes to our organization, designed to enhance management’s execution of our Company’s strategic plans, capture growth opportunities in our global business and ensure a consistent project delivery in our global business. We realigned our financial segment reporting, effective January 1, 2008 by consolidating all of our global built-to-order business and related activities, formerly reported in our Gas Technologies segment and, in part, in our Oil & Water Technologies segment, into a single financial reporting segment. Activities related to the sale of standard and traditional equipment and aftermarket parts sales and services, formerly reported as part of the Oil & Water Technologies segment, will be reported as a standalone segment. Our Automation & Controls segment will remain unchanged. As a result of these changes, we will report our first quarter of 2008 financial results based on the following defined segments:

•

Integrated Engineered Solutions: consisting of sales and related activities associated with all built-to-order projects delivered to global markets including oil, water and gas technologies as well as the Company’s West Texas CO2 processing facility.

•

Standard & Traditional Equipment Sales and Service: consisting of sales and related activities associated with the sale of standard and traditional equipment, as well as aftermarket parts sales and services both in the US and other areas of the world.

•	Automation & Controls: consisting of sales and related activities associated with the sale of control panels, packaged automation systems and field services.

We operate four primary manufacturing or fabrication facilities located in the US and Canada and maintain sub-contracting relationships with fabricators in the US and elsewhere around the world. We manage an extensive branch network system, primarily in North American markets, providing sales and service support for our standard and traditional product offerings. In addition, we have engineering and project management execution centers and sales offices in the US, UK, Canada, Japan, Malaysia and other international locations. We believe that, among our competitors, we have one of the larger installed bases of production equipment in the industry. We have achieved our position in the industry by maintaining technological leadership, capitalizing on our strong brand name recognition and offering a broad range of quality products and after-market sales and services.

Recent Developments

On February 28, 2008, the Audit Committee of the Board of Directors of the Company, with the assistance of outside counsel, initiated a review of certain payments made in a foreign jurisdiction in which the Company operates, which may present issues under the Foreign Corrupt Practices Act (“FCPA”). We have reported this matter to the Securities and Exchange Commission (“SEC”) and the US Department of Justice (“DOJ”) and intend to keep them apprised as to the progress of the review. In this connection, on March 11, 2008, the SEC informed us that it had opened a preliminary inquiry into the matter. The Company is cooperating with this inquiry. See the final risk factor discussed under “Risk Factors” and “Legal Proceedings.”

On March 4, 2008, the Company sent a notice of redemption to the holders of its Series B Redeemable Convertible Preferred Stock (“Series B Preferred Shares”), calling for the redemption of all the outstanding Series B Preferred Shares effective as of the close of business on March 25, 2008 for an aggregate redemption price of $9,915,000 plus payment of the related dividend since the last dividend payment date, amounting to approximately $275,000. On March 13, the holders of the Series B Preferred Shares sent a notice of conversion to the Company, requesting that the shares be converted into an aggregate of 1,270,340 shares of common stock immediately prior to the redemption time and requesting payment of the related dividend as discussed above. The conversion of the Series B Preferred Shares prior to the redemption time is permitted under the certificate of designations pursuant to which such shares have been issued. As of March 17, 2008, the holders of the Series B Preferred Shares had not tendered their share certificates to the Company, which is a requirement for the conversion notice to be effective. If the holders of the Series B Preferred Shares do not tender their share certificates prior to the redemption time, the Company intends to redeem the shares as indicated in the redemption notice.

On January 31, 2008, the Company acquired the shares of Linco-Electromatic, Inc., a Texas corporation, which designs, manufactures, distributes and services an extensive line of equipment used to measure oil in custody transfer. The acquisition of Linco, which will provide several new product lines and services for our customers, is expected to further leverage our North American branch network and our Automation & Controls business, to offer access to new markets and to add skilled field, fabrication and marketing employees to our workforce.

On January 1, 2008 John U. Clarke, Chief Executive Officer and Patrick M. McCarthy, President and Chief Operating Officer, entered into new, three-year employment agreements with the Company. We also made certain changes to our organization to enhance execution of the Company’s strategic plans in order to capture growth in our global business including the changes to our business segments discussed above.

In December 2007, we acquired ConSepT AS, a Norwegian process solutions company now known as NATCO Norway AS. The acquisition brought complementary and proprietary separation technologies to the Company, and added engineering expertise, product sales and product development capabilities based on a product line focused on gaining efficiencies in the separation trains of oil and gas production streams, and in particular, in high pressure gas regimes. The acquisition provides the Company with access to the Norwegian offshore market through a continuing presence in Trondheim, Norway and the opportunity to work with our new subsidiary’s Norwegian customers which are expanding to other global markets.

In October 2007, we signed an agreement with Al-Rushaid Petroleum Investment Company, a Saudi Arabian enterprise to form a joint venture company in the Kingdom of Saudi Arabia. The joint venture will operate a new manufacturing facility within Al Rushaid’s industrial complex in Jubail, expected to be completed by year-end 2008. The facility will manufacture proprietary separation and oil treating products for the upstream, downstream and petrochemical markets and deliver skidded packages incorporating NATCO production processing technologies for sale within the Kingdom of Saudi Arabia and certain other Middle Eastern countries. The joint venture operation, when fully staffed in 2009, is expected to significantly increase sales to both new build and retrofit markets within the region.

We expect to continue to accelerate our growth using strategic acquisitions and joint ventures that will add new technologies to fill gaps in, or complement, existing product lines or expand into new areas that will supplement our existing business.

We also remained focused on strengthening our financial flexibility during 2007. In June 2007, we entered into an export sales credit facility with a total borrowing capacity of $10.0 million that will expire on June 15, 2010. As of January 31, 2008, our available liquidity, including cash on hand and borrowing availability under our credit facilities, was approximately $110.2 million. Additionally, pursuant to the terms of our revolving credit facilities, we have the right to increase our borrowing capacity by $50 million.

During 2007, we reported record revenue, gross profit and earnings as a result of a strong market and continued improvements in execution. Our ongoing initiatives to recruit additional senior management personnel to focus on project delivery and integrated supply chain management, coupled with our balance sheet strength, have allowed us to sustain an attractive rate of growth while we remain well positioned to pursue opportunistic acquisitions. Market growth in 2007 was supported by historically high levels of exploration and production spending, attractive commodity prices, strong demand, declining quality of reserves, attractive refinery margins, changing production profiles and the complexity and remoteness of new development. We continue to expand in global markets, with international sales approximately equal US revenues in 2007.

We remained focused on leveraging the strength of our organization, operations and technology portfolio during 2007 through: (1) improved execution; (2) expansion of subcontracting opportunities; (3) new product development, including broader application of our Dual Frequency® electrostatic technology into the downstream segment of the oil and gas industry and expanding the reach of our Shell Paques™ technology into the synthetic gas market, as well as other technology advancements through focused R&D; (4) geographic expansion through marketing alliances/partnering; and (5) market expansion through technology alliances. We increased our use of subcontractors to supplement our internal manufacturing, fabrication and engineering capabilities, thereby allowing us to increase sales in our standard and traditional and built-to-order product lines.

During 2007, the Company made organizational additions to support our expanding business by recruiting experienced executives in the supply chain management and gas technologies areas and implemented enhanced training, development and succession planning programs designed to build our next generation of leaders. We moved our headquarters to a new facility in Houston, Texas in November 2007, which is expected to improve operational efficiency and accommodate our expected growth. To better show case our technology for our domestic and international customers, we plan to relocate our research and development (“R&D”) facility from Tulsa, Oklahoma to a newly-built, expanded facility in Houston, Texas, which is expected to be completed by the end of 2008.

Our goals for 2008 and beyond include focused market expansion initiatives designed to improve top line growth and profitability, continuing our globalization efforts, improving operating leverage from our strategic asset base in North America and building out our organizational leadership to support execution of our long-range strategic plans and the continued redeployment of free cash flow into organic growth opportunities, alliances and acquisitions.

In preparation for our anticipated growth requirements, our senior management has identified the need to implement an Enterprise Resource Planning (ERP) system to improve business processes, enhance integration and increase revenue and profitability. We have committed to the implementation of an ERP system, which is scheduled to occur in phases during 2008 and 2009 with an estimated cost of $10.0 million.

Our History

The following summarizes our general development over the past five years.

At various points in the period from 2002 to 2005, in response to weak market conditions, we streamlined certain of our operations to decrease excess production capacity and be more responsive to market trends, including the closure and consolidation of manufacturing and other facilities in Edmonton, Alberta, Canada; Covington, Louisiana; and Redruth, Cornwall, UK. Furthermore, we reallocated certain internal resources, realigned our worldwide marketing group, consolidated certain engineered systems operations in the UK, and closed an engineered systems business development office in Singapore.

In September 2004, we named John U. Clarke, then an independent director of the Company, as Chairman and interim CEO. The Board of Directors conducted a search for a replacement and appointed Mr. Clarke as Chairman and Chief Executive Officer of NATCO Group Inc. in December 2004. We named a new Corporate Controller and two new independent members to the Board of Directors during 2004 and 2005.

During 2005, we strategically repositioned our business by structuring into three segments focused on end-users Oil & Water Technologies, Gas Technologies and Automation & Controls. We also consolidated and integrated certain marketing functions by forming a global marketing group to better serve customers and pursue projects for continued growth in revenue and profitability. These changes were designed to position NATCO as a premier provider of efficient and customer focused equipment and services to the global energy market. In addition, our engineering offices located in the US, the UK, Japan and Canada became fully integrated “Execution Centers” working in concert with our Global Marketing group to provide seamless solutions to customers around the world. We substantially completed the steps necessary to consolidate our two UK operating offices into a single Execution Center under the direction of a newly named Managing Director.

During 2006 and 2007, we secured the continuing services of our president and chief operating officer and hired a new chief financial officer following the resignation of the incumbent. We also made key organizational leadership additions to strengthen our expanding business by recruiting experienced executives in engineered systems, human resources and supply chain management.

Industry

World demand for oil and gas remained strong in 2007. Energy economists are still predicting global energy consumption annual growth rates of 1.8% per year until 2030, according to the “International Energy Outlook 2007,” published by the Energy Information Agency (“EIA”) of the US Department of Energy. The most rapid growth in energy demand is expected from emerging market economies in Asia (including China and India), Central and Latin America, Africa, and the Middle East exceeding that of more mature economies.

Demand for oil and gas production equipment and services is driven primarily by: levels of spending on exploration and development of production for oil and gas in response to worldwide demand; changing production profiles of existing fields (meaning the changing mix of lower oil, higher water cuts in the production stream and the level of contaminants); discovery of new oil and gas fields; quality of new hydrocarbon production; and increasingly remote locations of new production. Demand for downstream equipment and services is driven by: gasoline supply / demand balance influencing refining margins and driving reinvestment; worldwide political and economic situations affecting available crude slates; increasing dominance of heavy crude sources and “opportunity” crudes (lower cost crudes with high levels of contaminants); aging refining infrastructure, particularly in areas like the US; and tenuous supply situations in many markets driving refineries to produce at higher capacity while attempting to maximize unit run lengths.

We believe our oil and gas production equipment and services market continues to have significant growth potential due to the following:

•

Strong demand for oil and natural gas. According to the EIA, worldwide petroleum and natural gas consumption is projected to increase at an average annual growth rate of 2.0% and 1.9%, respectively, from 2004 through 2030, with higher consumption rates expected in the emerging economies, particularly in Asia (including China and India), where 43% of the total increase in world oil use is projected. As worldwide demand grows, producers in the oil and gas industry will increasingly rely on non-traditional sources of energy supply and expansion into new markets. As a result, additional and more complex equipment may be required from equipment and service suppliers to produce oil and gas from these fields, especially since many new oil and gas fields produce lower quality or contaminated hydrocarbon streams, requiring more complex production equipment. In general, these trends should increase the demand for our products and services.

•

Long-term demand for oil and gas products should lead to increases in upstream activity. Continuing high levels of demand for oil and gas products as well as geopolitical risks of supply have resulted in a substantial rise in prices in the US and around the world in the recent five years. For example, in the US, the average price of crude oil per barrel has increased by 162% from $27.56 in 2003 to $72.32 in 2007 whereas the average wellhead price of natural gas per thousand cubic feet (Mcf) has increased by 28% from $4.97 in 2003 to $6.39 in 2007. In order to meet rising demand, the number of drilling rigs operating in North America and internationally has also increased in the same period. The average US rig count has increased 71% from 1,030 in 2003 to 1,768 in 2007 while the average international rig count, excluding North America, has increased 38% from 728 in 2003 to 1,005 in 2007, as published by Baker Hughes Incorporated. We believe rig counts will remain at or near historically high levels over the intermediate term in North America and will continue to rise internationally. With such activity levels, we anticipate demand for upstream oil and gas production equipment and services will remain strong.

•

Changing profile of existing production. Production decline in existing oil and gas fields causes the production profile and quality of recoverable reserves to change over time, either naturally or due to implementation of enhanced recovery techniques. As the mix of oil, gas, water and contaminants produced from mature fields changes, it results in lower quality or higher contaminates in hydrocarbon streams requiring more sophisticated, efficient and innovative production equipment to extract hydrocarbons from existing fields. Production profile changes often require retrofitting and de-bottlenecking of existing production equipment, which is an area of our expertise. Increasing demand for higher oil production in a scenario where the water-cut is increasing, is putting pressure on developing sub-sea water separation technology.

•

Long-term demand for refined products should lead to increases in downstream activity. World demand has caught up with refining capacity creating constrained supply situations in many markets. According to the EIA’s “US Operable Refinery capacity” report as of December 2007, US refining capacity, which accounts for approximately one-quarter of the world refining capacity, has been effectively full since 2004 with little or no additional capacity expected in 2007. Worldwide number of refineries also remains stable, according to a December 2007 survey of The Oil and Gas Journal. Long-term forecasts from the EIA’s “Annual Energy Outlook 2005,” predict petroleum product demand growing at an average of 1.6% per year through 2025. While the majority of the oil is expected to come from OPEC countries, significant increases in oil supply are expected from Canada and Central Asia. Heavy crudes, like Canadian bitumen, have become more popular feedstock. Worldwide refiners are facing more unpredictable crude and crude blends from the spot market, which should translate into an increased demand for our oil treating equipment products and services in what is a potential growth market for NATCO refinery sales.

•

Increasing focus on large-scale equipment packages and integrated systems projects. Due to the increased demand for oil and gas, energy companies are pursuing larger and more complex development projects that often require specialized production equipment. These projects may be in remote, deepwater or harsh environments, may involve complex production profiles and operations and typically involve more sophisticated solutions. Larger and more complex projects located in regions with limited infrastructure often require equipment suppliers like NATCO to deliver greater scope in the design and delivery of core technologies in order to secure an award.

•

Increasing need for technology solutions. Higher specification and performance standards, more stringent environmental regulations, cost reduction requirements and other similar considerations have increased demand for technology in production systems. New oil and gas fields, often located in remote places of the world or offshore require advanced technology solutions to reduce equipment size, weight and footprint on offshore platforms. Oil and gas fields in harsh environments also present special challenges that require technology and reliable equipment solutions with a high degree of engineering integrity which are NATCO’s strengths.

•

Increasing requirements for environmentally-focused solutions. Virtually every industry is facing ever more stringent environmental laws and regulations affecting operations around the world. Reducing the production of CO2 or “greenhouse gases,” reducing pollutants and other environmental hazards including hydrogen sulfide, restricting natural gas flaring, managing process waste water streams, disposal and water filtration, are requirements in nearly every market within the oil and gas industry. We provide process technology and equipment designed to handle these concerns and therefore more stringent environmental regulations may present additional business opportunities for us. For example: our patented VersaFlo ® single stage produced water flotation unit achieves stringent overboard water quality standards; our licensed Shell-Paques ® technology utilizes natural harmless bacteria in an aqueous solution to remove H2S from produced natural gas or biogas to enable producers to achieve pipeline specifications while meeting the US Environmental Protection Agency’s SOx (Sulfur Oxides) low emissions standards. Our patented CO2 sequestration technologies (to capture the CO2 from burning natural gas or coal or from removing CO2 contamination from produced natural gas) such as Cynara ® membranes allow users to profitably utilize CO2 by injection into aquifers (capturing CO2 credits) or in recycling and reuse of CO2 in enhanced oil recovery schemes where CO2 is used as the production enhancement media.

Competitive Strengths

We believe our key competitive strengths are:

•

Market leadership and industry reputation. We have designed, manufactured and marketed oil and gas production equipment and systems for over 80 years. We believe that, among our competitors, we have one of the larger installed bases of production equipment in the oil and gas industry. We will continue to innovate and develop products and services to provide solutions for our customers.

•

Technological leadership. We believe we have established a position of global technological leadership by pioneering the development of innovative separation technologies. We continue to be a technological leader in areas such as: carbon dioxide separation using membrane technology; oil-water emulsion treatment using the latest electrostatic technology; seawater injection systems; complex produced oily water treatment systems and a variety of specialty applications. We hold over 50 active US and equivalent foreign patents and continue to invest in R&D activities.

•

Extensive line of products and services. We provide a broad range of high quality production equipment and services, ranging from standard processing and control equipment to highly specialized engineered systems and fully integrated solutions, for both upstream and downstream markets and customers around the world. Because we provide a broad range of products and services, our customers can save time and money by using a single supplier for process engineering, design, manufacturing and installation of and services for equipment, processes and related control systems.

•

Predictable project delivery system combined with established network of global subcontractors and fabricators complementing our North American fabrication and manufacturing capabilities. Through our project delivery system, we maintain relationships with subcontractors and fabricators in North America, the Middle East, Southeast Asia and other areas around the world, which permits us to deliver competitively priced equipment and systems to customers; minimize transportation costs and logistics; satisfy requirements to provide local content in certain markets and manage risks.

•

Experienced and focused management team. Our senior management team has extensive service in our industry with an average of over 20 years of experience. Additionally, our management team has a substantial financial interest in our continued success through equity ownership and incentives.

•

After-market parts and service. Through our extensive North American branch network, we provide replacement parts for our own equipment and for equipment manufactured by others. In addition, we offer operational and safety training to the oil and gas production industry, which provides marketing opportunities for our other products and services. Each branch of our North American marketing network serves as a local parts and service business. Our UK subsidiary also provides replacement parts and servicing for equipment it supplies and for equipment supplied by others throughout Europe, the Middle East and Africa.

•

Continued investment in research and development. We conduct product R&D activities at our facilities located in Tulsa, Oklahoma and Pittsburg, California for our own purposes and for our customers on a fee paid basis. Some of our latest technology innovations include: the continuing development of a compact electrostatic separator for both topsides and sub-sea applications; a new patent that couples all of our prior proprietary electrostatics products with our newest Dual Frequency® electrostatic technology to improve dehydration and desalting efficiencies for both upstream and downstream applications; advancing applications for our new 30” membrane for CO2 separation that provides higher throughput and recovery utilizing a smaller foot print and reduced weight; continuing developments in compact separation techniques in our Porta-Test ® and ConSepT ® products to further reduce retention time requirements while achieving improved results for both surface and subsea applications; and a new combuster design based on our proven SHV (super-heated vapor) flare design.

Business Strategy

Our primary objective is to maximize profitability and cash flow by maintaining and enhancing our position as a leading provider of equipment, systems, services and solutions used in the production and refining of crude oil and natural gas. We intend to achieve this goal by pursuing the following business strategies:

•

Being commercially competitive in our markets. Certain of our markets are highly competitive and our customers are sensitive to the price of our products relative to those of our competitors. We continue to implement the concepts of “lean management” to eliminate wasted effort, reduce our manufacturing, engineering and distribution costs, increase capacity utilization and improve quality and time of delivery. We are also implementing significant improvements in our supply chain management processes, information technology and management systems. We expect that these improvement initiatives will lower operating costs, increase productivity and in combination with selective price increases result in strengthening profit margins over time.

•

Introducing new technologies and products. We develop and acquire leading technologies that enable us to address the global market demand for increasingly sophisticated processing and production equipment and systems. We plan to continue pursuing the commercialization of new technologies through internal development, acquisitions and licenses.

•

Maintaining a safe work environment for our employees and customers. We believe incidents in the workplace are preventable and we are challenging our entire organization to meet the corporate objective of zero incidents. We believe that operating safely is a key measure of performance, which improves profitability and reduces costs for us and our customers.

•

Focusing on customer relationships. We provide our customers with solutions that result in improved process performance and lower operating costs. We believe our customers prefer to work with a small number of leading suppliers. Our size, scope of products, technological expertise, service orientation and ability to satisfy delivery requirements provide us with a competitive advantage in establishing preferred supplier relationships with customers. We intend to grow revenue and market share by establishing new, and further developing existing, customer relationships.

•

Optimizing the mix of our business for the highest margin work. A key part of our operating strategy is to enhance the utilization of available resources in order to produce increased levels of profitability. This means prospecting for and selecting projects and business that fit certain criteria considering items including: degree of complexity/execution risk; perceived value of the preferred solution to the customer; project duration; credit support requirements; anticipated cash flows; and contract structure. This selective approach is designed to increase the success of project awards, execution and increase overall profitability. As part of this strategy we intend to selectively outsource project activities, such as fabrication, in instances where it makes economic sense to do so.

•

Pursuing international growth opportunities. We have operated in international markets for more than 50 years. We intend to continue expanding internationally in targeted geographic regions, such as the Middle East, West Africa, Central and Southeast Asia, Latin America, Scandinavia and Russia. Export sales and international sales provided half of our total revenues for the year ended December 31, 2007. Revenue from overseas sales has grown over the past few years and is expected to become an even larger percentage of our business. Our engineering and project management offices located in the US, the UK, Japan and Canada are fully integrated “Execution Centers” working in concert with our global supply chain management as well as our marketing group to provide more seamless solutions to customers around the world. Our international joint ventures in Angola, Malaysia and soon, Saudi Arabia provide access to emerging markets with established local partners.

Our revenues by geographic area for 2007 are set forth below.

•

Providing broad range solutions across the value chain. Our marketing strategy is to lead with our advanced process technology, become involved with our customers in the early stage of projects, provide the most complete scope of equipment and services consistent with our capabilities and focus on value added solutions.

•

Pursuing complementary acquisitions. Our industry is fragmented and contains many competitors with less extensive product lines or geographic scope. We continue to review potential strategic alternatives involving complementary technologies which would enhance our ability to offer integrated systems or expand our geographic reach, or that would increase product and services pull through at our branch locations. Our recent acquisition of ConSepT AS, a Norwegian process solutions company now known as NATCO Norway, brings to NATCO complementary and proprietary separation technologies, added engineering expertise and product development capabilities as well as access to the Norwegian market for NATCO products and services. Our January 2008 acquisition of Linco-Electromatic, Inc. provides several new products and services to our customers, which can be marketed using our existing North America branch network.

•

Joint ventures with other international companies. We have formed or agreed to form several international joint ventures with strategic local partners in Malaysia, Japan and Saudi Arabia. The strategic alliances enable NATCO to sell products and services in new regions with knowledgeable and experienced partners, strengthen customer contracts and permit NATCO to satisfy local content requirements in a number of key markets.

•

Gaining operating leverage from core strategic assets in North America. Our North American branch distribution network consists of 36 service centers strategically located in all the major supply basins in the US and Canada. These service centers sell new equipment and provide aftermarket parts and services for NATCO equipment and other providers. This distribution network is a key asset that can be leveraged by offering complementary products and services to both existing and new customers. As an integral part of our business strategy, we continuously look for ways to generate additional revenue through this distribution channel. Recent examples of this strategy are our SureFireTM pilotless burner systems acquired in 2006 and the Linco-Electromatic custody-transfer liquids measurement business acquired in January 2008.

•

Utilizing subcontractors. We selectively utilize subcontractors to satisfy customer demand for products and equipment where we can manage quality, cost and delivery schedules. In North America, we continue to optimize our manufacturing capacity by allocating work hours to higher value equipment. Our global business is based on reliance on subcontractors and fabricators worldwide.

Global Marketing

Our products and services are marketed primarily as NATCO branded or co-branded products through sales offices located in the US, Latin America, Southeast Asia, Japan, UK, Scandinavia and Russia, augmented by third party agents, representatives and technical applications specialists for specific customer requirements. We maintain agency relationships in most energy producing regions of the world to enhance our flexible allocation of global resources in countries where we do not have employees. We also market technology products and services through joint ventures in Malaysia and Japan and plan to market certain of our products through our joint venture in Saudi Arabia following its formation in 2008.

Our Oil & Water Technologies business has an extensive branch network, primarily in North America, through which we sell standard and traditional production equipment, spare parts and services directly to oil and gas operators. Our built-to-order businesses within our Oil & Water and Gas Technologies segments typically involve a significant pre-award investment (bidding costs) in engineering, design, estimating and planning in order to establish our technical qualifications, evaluate the requirements of the specific project, develop a conceptual solution which meets our customers’ requirements, estimate our costs to provide the system to the customer in the time frame required, and to establish our appropriate risk reward balance. Our Automation & Control business is primarily marketed under the “TEST” brand through an internal sales force.

Customers

We devote a considerable portion of our marketing time and effort to developing and maintaining relationships with key customers. Some of these relationships are project specific. However, our customer base ranges from independent operators to international and national oil companies as well as engineering, procurement and construction companies acting on behalf of end users. Our level of technical expertise, extensive distribution network and breadth of product offerings contributes to the maintenance of good working relationships with our customers. Several of our standard and traditional customers will award contracts that involve the manufacture and sale of multiple units over an extended period of time. These contracts may necessitate purchases of raw materials in advance lots to ensure favorable pricing. On large built-to-order projects, warranty and performance bonds may be required by customers as part of the contract terms and conditions. These bonds, which are issued under our bank credit facilities totaled $16.8 million, $9.5 million and $10.6 million at December 31, 2007, 2006 and 2005, respectively.

For the years ended December 31, 2007, 2006 and 2005 no single customer provided revenue exceeding 10% of our consolidated revenue. On a segment basis, our Oil & Water Technologies segment’s revenue was derived from a large, varied group of customers, but the Gas Technologies and Automation & Controls segments each relied on a few major customers for a significant portion of revenue.

Competition

Contracts for our products and services generally are awarded on a competitive basis. The more important factors considered by customers in awarding contracts include the availability and capabilities of equipment and systems, the optimal technology solution, the ability to meet the customer’s delivery schedule, value, reputation, experience and safety record.

The primary competitors for our Oil & Water Technologies segment include Exterran, Aker Kvaerner Process Systems, Cameron International Company, US Filter, Weir Westgarth, J.W. Williams and numerous privately held, mainly regional companies. Competitors for our Gas Technologies business include UOP, a Honeywell company, Westfield Engineering, Prosep Technologies Inc. and Merichem. The primary competitors for our Automation & Controls business are W- Industries, MMR-Radon, P2S/SECO, E-Production Solutions, a subsidiary of Weatherford International, as well as numerous privately held companies operating in the Gulf Coast region.

We believe we are one of the larger providers of crude oil and natural gas production separation equipment in North America and have one of the larger market shares internationally. We further believe that our technology leadership, size, R&D, brand name recognition and marketing organization, taken together, provide us with certain competitive advantages relative to other participants in the industry.

Operating Segments

During 2007, our operating segments were Oil & Water Technologies, Gas Technologies and Automation & Controls. The products and services we offer through each segment are outlined below.

Oil & Water Technologies

Our Oil & Water Technologies segment includes both standard and traditional oil and gas separation and dehydration equipment sales and related services and built-to-order systems focused primarily on design and delivery of more complex oil and water production and processing systems worldwide.

Standard and Traditional Equipment

The standard and traditional product line consists of the sale and servicing of production equipment, replacement parts, and used equipment refurbishing and servicing, which is deployed primarily onshore in North America and in the Gulf of Mexico. Through our Canadian subsidiary, we provide traditional production equipment with modifications to operate in a cold weather environment. Equipment built for the North American oil and gas industry typically is based on an established, standardized NATCO design available via catalogue purchase, or variations of standardized equipment requiring limited customized engineering. We market standard and traditional production equipment and services through an extensive network of sales and service centers located in the US, Canada, Mexico and Venezuela.

Our production equipment includes:

•

Separators. Separators are used for the primary separation of a hydrocarbon stream into oil, water and gas. In addition to traditional separator solutions, we offer customers more advanced separation technologies utilizing proprietary devices inside vessels to achieve more efficient separation designed to reduce size and weight, improve separation efficiency and eliminate process problems.

•

Heaters. Heaters are used to reduce the viscosity of oil to improve flow rates and to prevent hydrates from forming in gas streams. We manufacture both standardized and customized direct and indirect fired heaters. In each system, heat is transferred to the hydrocarbon stream through a medium such as water, water/glycol, steam and salt or flue gas.

•	Oil Dehydration Equipment. Oil dehydrators are used to remove water from oil.

•	Water Treatment Equipment. Water treatment and conditioning equipment removes contaminants from water extracted during oil and gas production.

•	Gas Conditioning Equipment. Gas conditioning equipment removes contaminants from hydrocarbon and gas streams.

In addition, we provide the following:

•

Equipment Refurbishment. We source, refurbish and integrate used oil and gas production equipment. Customers that purchase this equipment may benefit from reduced delivery times and lower equipment costs relative to new equipment. The used equipment market is focused primarily in North America, both onshore and offshore.

•

Parts, Service and Training. We provide replacement parts for our own equipment and for equipment manufactured by others. Each branch in our North American marketing network also serves as a local parts and service business. In addition, we offer operational and safety training to the oil and gas production industry, which provides a marketing tool for our other products and services.

•	Leased Equipment. We lease certain oil dehydrating, gas conditioning and water treatment equipment to our customers on a short or long-term basis.

Built-to-Order Systems

We design, engineer, procure, fabricate and manufacture engineered systems using our own facilities or third-party contractors for upstream and downstream oil and gas projects throughout the world, and provide start-up services for our custom-made engineered products. Engineered systems typically require a significant amount of technology, engineering, procurement, fabrication and project management. We utilize a project delivery system designed to integrate these functions into a smooth and well-managed value chain with integrated project management capabilities that provide effective risk management and timely delivery of a high quality project within budget.

We market built-to-order, engineered systems through our direct sales force based in the US, Latin America, Southeast Asia, Japan, UK, Scandinavia and Russia, augmented by independent representatives in other countries. We also use the unique oil testing capabilities of our R&D facility to enhance our capabilities in providing specific solutions that deliver to our customers’ requirements.

Built-to-order systems include:

•	Integrated Oil and Gas Processing Trains. These consist of multiple units that process oil and gas from primary separation through contaminant removal.

•

Offshore Production Systems. These consist of large skid-mounted processing units and can be used in conjunction with fixed offshore platforms, semi-submersible floating systems; floating, production, storage and offloading (FPSO) vessels; and other floating production vessels. Floating production equipment for oil must be specially designed to overcome the effects of wave motions on floating vessels. We pioneered and patented the first wave-motion production vessel internals system and continue to advance this technology at our R&D facility using a wave-motion table, which simulates a variety of sea states. We also utilize computational fluid dynamic (CFD) modeling and finite element analysis to ensure that our systems are optimally designed and fabricated to meet durability requirements at defined sea states.

•

Dehydration and Desalting System for Upstream and Downstream Applications. Dehydration and desalting involves the removal of water and salt from an oil stream. Desalting is a specialized form of dehydration, in which fresh water is injected into an oil stream to dilute the residual saltwater and remove it from the stream. Large production projects often use electrostatic technology to desalt oil. We believe that we are a leading developer of electrostatic technologies for oil treating and desalting. Some of our dehydration and desalting technologies, like the Electro Dynamic® Desalter and Dual Frequency® desalters, are well suited for oil refineries, where stringent desalting requirements are growing increasingly important. The requirements have increased as crude quality has changed and catalysts have become more sensitive and sophisticated, requiring lower levels of contaminants. These technologies reduce the number and size of vessels required or improved processing for difficult crudes, which is particularly important in refinery applications.

•

Water Injection Systems. We provide water injection systems used both onshore and offshore to remove contaminants from water to be injected into a reservoir during production so that the formation or its production characteristics are not adversely affected. These systems may involve media and cartridge filters, de-aeration, chemical injection and sulfate removal. Offshore facilities to treat raw seawater involving use of sulfate removal membranes can be, and often are, very large projects that are increasingly necessary for field development in locations such as the Gulf of Mexico, the North Sea and West Africa.

•

Produced Water Cleanup Systems. We design and engineer systems that, through the use of liquid/liquid hydro-cyclone technology and induced or dissolved gas flotation technology, remove oil and solids from a produced water stream. Oily water cleanup is often required prior to the disposal or re-injection of produced water.

•

Gas Processing Equipment. We offer standard and engineered processing equipment for the extraction of liquid hydrocarbons to meet feed gas and liquid product requirements. We manufacture several standard mechanical refrigeration units for the recovery of salable hydrocarbon liquids from gas streams. Low temperature extractor (LTX®) units are mechanical separation systems designed for handling high-pressure gas at the wellhead. These systems remove liquid hydrocarbons from gas streams more efficiently and economically than other methods.

•

Other Downstream Applications. We offer several technologies that have crossover applications in the refinery and petrochemical sectors particularly for oil and water treating. We also design and supply process facilities for hydrogen generation and purification, for refineries and petrochemical plants or industrial gas suppliers. In addition, our Dispersed Oil Extractor (DOX™) technology cleans both heavy and light dispersed oil from water, which is beneficial to ethylene processors.

•

Other Proprietary Equipment. We design and supply a broad range of proprietary equipment that may be part of a larger system or may be sold separately to customers for applications in oil and gas projects or in retrofit applications. Such equipment includes wellhead desanders, sand cleaning facilities, sand fluidization and specialty oil heaters.

Gas Technologies

The Gas Technologies segment includes our CO2 membrane business, the assets and operating relationship related to our gas processing facilities in West Texas, H2S removal technologies including Shell Paques™ and our ConSepT brand of advanced technology separator equipment featuring internals for gas scrubbing, primary separation and produced water de-gassing.

•

Onshore Gas Processing Field Operations for Carbon Dioxide Removal. We manufacture gas processing facilities for the removal of carbon dioxide from hydrocarbon streams. These facilities use our proprietary Cynara® membrane technology which provides one of the more effective separation solutions for hydrocarbon streams containing high concentration of carbon dioxide. One of the markets for these facilities is production from wells such as those located in West Texas in which carbon dioxide injection is used to enhance the recovery of oil reserves. Utilizing this technology, we have participated in a series of arrangements with Kinder Morgan CO2 Company, L.P. relative to gas processing of production at the Sacroc field in West Texas. These arrangements include provision of facilities which we operate and maintain, sale of other facilities which we operate on behalf of Kinder Morgan, and sale of facilities which Kinder Morgan operates and maintains. While these arrangements generally have a ten-year term from inception, all are terminable by Kinder Morgan after a specified notice period and payment of associated cancellation charges. Certain of such arrangements have a buyout requirement intended to partially compensate us for loss of contract and equipment value should Kinder Morgan elect to terminate the arrangement prior to the agreed term. All arrangements with Kinder Morgan were amended effective September 2007 for an additional ten-year period.

•

Large Offshore Gas Processing Facilities. We also provide large gas processing facilities for the separation, heating, dehydration and removal of liquids and contaminants to produce pipeline-quality natural gas for large offshore facilities. These facilities use Cynara® membrane technology, which provides a cost-effective separation solution for hydrocarbon streams containing high concentrations of carbon dioxide. Primary markets for this application are production from gas wells, such as those located in Southeast Asia, which have high concentrations of naturally occurring carbon dioxide, and production fields that use CO2 for enhanced oil recovery systems.

•

Separation of the H2S and Sulfur Recovery. We license Shell Paques™ and Paques™ bio-desulfurization technology under agreements with Shell Global Solutions® since 2002. Shell Paques™ is licensed for use in natural gas production applications in North and South America, excluding Canada, while Paques™ is licensed for use in biogas applications in North America. These technologies potentially provide operating cost and environmental advantages over existing desulfurization technologies. The technology has been certified through the US Environmental Protection Agency’s Environmental Technology Verification program. We have successfully commercialized this technology for high-pressure natural gas applications, and broadened the application to syngas streams from the gasification of coal or solid waste.

•

High Pressure Gas and Separation Equipment. Through the ConSepT brand, we offer a variety of complete separators with internals for gas scrubbing, primary separation and produced water de-gassing. The ConSepT Axial Flow Demisting Cyclone (DC™) uses centrifugal forces to separate liquid droplets from a gas stream. The ConSepT Inlet Cyclone Distributor (ICD™), a reversed flow cyclone, uses centrifugal forces to separate and distribute the incoming gas and liquid mixture to the vessel gas and liquid compartments, respectively. The ConSepT Swirl Inlet (SI™), a vane diffuser, when used in combination with DC™, achieves high separation efficiency. The ConSepT Inlet Vane Distributor (IVD™) enhances the separation performance as it is designed with profiled vanes to gently reduce the inlet momentum from the inlet nozzle and into the vessel in order to minimize droplet break up and mixing of the fluids.

Automation & Controls

The primary market for automation and control systems is in offshore applications throughout the world. We market and service these products through subsidiaries with US locations in Houston, Texas and Harvey and New Iberia, Louisiana, and international locations in Angola, West Africa and Kazakhstan under the TEST brand. Products and services offered by the Automation & Control segment include:

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

Manufacturing and Fabrication Facilities

We operate four primary manufacturing and fabrication facilities supporting our Oil & Water Technologies and Gas Technologies segments. These range in size from approximately 47,600 square feet to approximately 130,000 square feet of manufacturing space which, together with manufacturing and fabrication provided by third-party subcontractors, support our product technology lines. We own three of these facilities and lease one. Our major manufacturing facilities are:

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

•

New Iberia, Louisiana. We fabricate packaged production systems for delivery throughout the world at this 60,000 square foot facility located on a 16-acre waterfront site, which can handle large integrated equipment systems. This facility has been organized to support the integrated project delivery system of our built-to-order systems groups.

We manufacture membranes utilizing our Cynara® technology at a leased 8,000 square foot facility in Pittsburg, California.

For our Automation & Controls segment, we fabricate control panels at an 8,200 square foot facility that we own in Harvey, Louisiana. We also fabricate control panels and larger integrated controls systems at a 22,800 square foot facility that we lease in Houston, Texas.

We are building a new manufacturing facility in Jubail, Saudi Arabia with our partner, Al-Rushaid Petroleum Investment Company. The facility, expected to be fully staffed in 2009, will manufacture separation and oil treating and deliver skidded packages incorporating NATCO production processing technologies for sale within the Kingdom of Saudi Arabia and certain other parts of the Middle East.

Other

Our implementation over the past several years of lean manufacturing and management techniques has proven to be effective in managing costs and improving operating efficiencies. Lean manufacturing is a process designed to identify and eliminate waste in the manufacturing process through continuously improving product flow in an effort to meet customer needs. By more effectively producing products that specifically meet customer requirements we have reduced our manufacturing costs and increased utilization capacity at our existing facilities and improved productivity. We continue to apply these principles to various aspects of our operations, including, during 2007, our worldwide engineering execution centers. We developed and implemented in 2007 a new project delivery system (PDS), based on the “stage gate system” principle. This system has successfully been accepted in project execution by operators, engineering procurement and construction contractors and now NATCO as one of the first among engineered systems companies. PDS has yielded significant results such as improved margin, on-time delivery, improved quality, improved client satisfaction and improved HSE performance at NATCO. The system is tailored to NATCO’s business and it provides us with a tool to better manage and control projects through focusing on integrating all disciplines (i.e., engineering, procurement, manufacturing and fabrication) in the project execution process from small and simple projects to large and complex ones globally. Being able to better understand and manage risks is a key component in PDS. Our manufacturing operations are vertically integrated. At most locations, we are able to engineer, design, fabricate, inspect and test our equipment and products. This has enabled us to control the quality of our products, manage the cost of goods sold relative to the expected sales price and satisfy the delivery requirements of our customers.

Our New Iberia, Electra and Calgary facilities have been certified to ISO 9001 standards. This certification is an internationally recognized verification system for quality management overseen by the International Standards Organization based in Geneva, Switzerland. The certification is based on a review of our programs and procedures and designed to maintain and enhance quality production. This certification is subject to annual review and re-certification.

We maintain a high standard of health, safety and environmental (HS&E) performance at each facility. We have made consistent improvements in HS&E over the past few years. In 2006, NATCO implemented a program to promote a behavior-based safety culture for all employees to be proactive in incident prevention. In 2007, NATCO achieved a record safety performance (incident rate of 0.37).

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

Raw Materials & Components

We generally purchase materials and components for resale or for use in our servicing and manufacturing operations from multiple sources. The main raw materials consist of carbon steel, special metal alloys (such as stainless steel which contains nickel and chromium) and other types of raw materials. The prices we pay for raw materials may be affected by, among other things, energy prices, other commodity prices, tariffs and duties on imported materials and foreign currency exchange rates.

In 2007, we experienced an increase in prices of carbon steel, stainless steel and other raw materials used in our business compared to the years 2006 and 2005. The weakened US dollar and other foreign currency exchange rate fluctuations experienced in 2007 also affected our costs related to raw materials. While we attempt to mitigate the financial impact of higher raw materials costs on our operations by assigning appropriate bid validity dates to our contract proposals, applying surcharges to and adjusting prices on the products we sell, it remains a challenge to anticipate price increases and to price our products to fairly reflect these increases.

rate fluctuations experienced in 2007 also affected our costs related to raw materials. While we attempt to mitigate the financial impact of higher raw materials costs on our operations by assigning appropriate bid validity dates to our contract proposals, applying surcharges to and adjusting prices on the products we sell, it remains a challenge to anticipate price increases and to price or products to fairly reflect these increases.

Research and Development

We believe we are an industry leader in the development of oil and gas process equipment technology. We pioneered many of the original separation technologies for converting unprocessed hydrocarbon fluids into salable oil and gas.

As of December 31, 2007, we held over 50 active US and equivalent foreign patents, and numerous US and foreign trademarks. While important to our business, we would not expect the loss of any one of these patents to be material. In addition, we are licensed under several patents held by others.

We operate an R&D facility in Tulsa, Oklahoma, where we conduct technology and product development, testing, and studies that are tailored to find process solutions for our customers. For example, our electrostatics pilot plant is capable of running customer crude oil samples utilizing all of our various electrostatic technologies as well as comparison runs on other industry-available technologies. Through paid crude testing programs and studies, we are able to demonstrate how our electrostatic technologies will perform in relation to those of our competitors. These operations are expected to move to Houston by the end of 2008, to a newly constructed state-of-the-art facility.

In addition, we utilize a simulation loop capable of flowing 6,000 barrels per day of crude and 10 million cubic feet per day of gas, as well as a wave motion table that allows customers to validate 1/20th scale performance internals in dynamic wave motion conditions, for customer-paid studies that validate our product performance capabilities. In many cases, testing is on actual crude oil provided by our customers, resulting in our ability to establish performance guarantees for project-specific product applications.

In a joint development project with a major oil company, we are currently building a heavy oil pilot plant in our R&D facility in Tulsa, OK, designed for performing tests of oil-water separation development. The pilot plant will assist NATCO and our customers/partners to determine if conventional separation technologies can be utilized to bring heavy oil in produced water down to an appropriate level for long-term water re-injection.

At our manufacturing facility in Pittsburg, California, we are engaged in active, ongoing R&D in the area of membrane technology. We also have R&D operations at our facilities in the UK where we focus primarily on water treatment developments.

As a contracted service to our customers, we utilize computational fluid dynamic (CFD) modeling to simulate dynamically the conditions of process equipment both offshore and onshore. CFD studies have been integral in validating performance and durability of selected process equipment items.

We engage on a technical basis with technology customers through both the use of our pilot plant testing facilities and through the problem solving capabilities of our Process Solutions Group engineers. At our R&D facility, we contract with our customers to run pilot or bench scale tests on their specific oil blends. Through such testing, we prove out our product capabilities and performance, with customers in attendance to observe the testing process. Frequently, these engineering studies and/or pilot testing contracts can result in either direct awards from customers or can favorably impact the customer’s buying specifications.

We also have entered into several important industry partnerships and joint development programs with customers to advance oil processing technology development in a number of areas such as oil dehydration, water conditioning, and gas processing.

By December 31, 2007, we had increased the R&D staffing levels to 40, an increase of 14 or 54%, from 26 in 2006. These employees are engaged in R&D as well as product commercialization activities. We expect to continue to expand our staffing in this area during 2008 as continued technology development is critical to our long-term business strategy and objectives.

Environmental Matters

We are subject to environmental regulation by federal, state and local authorities in the United States and in several foreign countries. Although we believe we are in substantial compliance with all applicable environmental laws, rules and regulations (“laws”), the field of environmental regulation can change rapidly with the enactment or enhancement of laws and stepped up enforcement of these laws, either of which could require us to change or discontinue certain business activities as further described under “—Risk Factors—We may incur substantial costs to comply with our environmental obligations.” We have been named as a potentially responsible de minimis party in connection with one federal superfund site under the US Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA. At present, we are not involved in any material environmental matters and are not aware of any material environmental matters threatened against us.

Employees

At December 31, 2007 and 2006, we had 2,522 and 2,304 full-time employees, respectively. Of these, 91 and 135, or 3% and 6% of our workforce, respectively, were Canadian employees represented under collective bargaining agreements that extend through July 31, 2009. We believe our relationships with our employees and the bargaining unit representing our Canadian workers are satisfactory.

The increase in the number of employees during 2007 was due to overall increased activity, primarily in the international operations of the Automation & Controls segment.

Available Information and Required Certifications

We are a reporting company under the Securities Exchange Act of 1934, as amended, and file reports, proxy statements and other information with the Securities and Exchange Commission. Copies of these reports, proxy statements and other information may be inspected and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also access our filings on the SEC’s website at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements, as well as any amendments and exhibits to those documents, are available free of charge through our website, www.natcogroup.com, as soon as reasonably practicable after we file them with, or furnish them to, the SEC. We also make available, free of charge on our website and in print to any stockholder who requests, our corporate governance guidelines, the charters of our board committees and our business ethics policies. Requests for copies can be directed to Investor Relations, telephone: 713-849-7500. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

We have attached to this report the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31.1 and 31.2.

We previously filed with the New York Stock Exchange the 2007 annual CEO certification regarding our compliance with the NYSE’s corporate governance standards as required by NYSE rule 303A.12 (a). There were no qualifications to the annual certification.

Item 1A.	Risk Factors

Our achievement of projected revenue and earnings targets in 2008 and beyond is dependent on our ability to successfully implement our strategic goals. We have adopted a business plan aimed at increasing our revenues during 2008. We expect this will be achieved through increased market penetration of existing products, greater pull-through in our branch network, commercialization of new products and strategic acquisitions. If we are unable to effectively execute these plans, our revenue and earnings could be lower than anticipated. Our ability to effectively execute these plans could be adversely affected if our business assumptions do not prove to be accurate or if adverse changes occur in our business environment, such as: potential declines or increased volatility in oil and natural gas prices that would adversely affect our customers and the energy industry causing a deferral or cancellation of spending plans; reduction in rig activity; reduction in prices or demand for our products and services; general global economic and business conditions; our ability to successfully integrate acquisitions; our ability to generate technological advances and compete on the basis of our technology; the potential for unexpected litigation or regulatory proceedings; and potential higher prices for products used by us in our operations.

Competition could result in reduced profitability and loss of market share. Contracts for our products and services are generally awarded on a competitive basis. Historically, our markets have been very competitive in terms of the number of suppliers providing alternative products and technologies. The most important factors considered by our customers in awarding contracts include: the availability and capabilities of our equipment, our ability to meet the customer’s delivery schedule, price, our reputation, our technology, our experience and our safety record.

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

Our international operations may experience interruptions due to political and economic risks. We operate our business and market our products and services throughout the world. We are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Moreover, oil and gas producing regions in which we conduct business include many countries in the Middle East, West Africa, Venezuela and other parts of the world where risks to operations remain high. We cannot accurately predict whether these risks will increase or abate. These risks include: nationalization; expropriation; war, terrorism and civil disturbances; restrictive actions by local governments; limitations on repatriation of earnings; changes in foreign tax laws; changes in banking regulations; and changes in currency exchange rates.

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

Consistent with the laws of their respective jurisdictions of incorporation, our UK-based operations, our Japanese subsidiary and our Canadian subsidiary have made sales (as part of their ongoing businesses), and have informed us that they expect to continue making sales, of non-US equipment and services to customers in certain countries that are subject to US government trade sanctions (“Embargoed Countries”). In the past, these included sales to the Iraqi national oil companies permitted under the United Nations Oil-For-Food Program, Libya, Syria, Iran and Sudan. Sales to customers in Embargoed Countries were less than 1% of our consolidated revenue in each of the years 2007, 2006 and 2005.

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

Our fixed-price contracts, which may be subject to gross profit fluctuations, may impact our margin expectations. Most of our projects, including larger engineered systems projects, are performed on a fixed-price basis. We are responsible for all cost overruns, other than any resulting from customer-approved change orders and certain force majeure (natural disasters) situations. Our costs and any gross profit realized on our fixed-price contracts may often vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including: errors in estimates or bidding; changes in availability and cost of labor and materials; liquidated damages and variations in productivity from our original estimates. These variations and the risks inherent in engineered built-to-order projects may result in reduced profitability or losses on our projects. Depending on the size of a project, variations from estimated contract performance can have a significant negative impact on our operating results or our financial condition.

We make estimates in accounting for long-term contracts, and changes in these estimates may impact our earnings. An increasingly larger share (approximately half) of our global revenue is recognized on a “percentage of completion” basis. We recognize revenue on contracts using the cost-to-cost method of accounting as determined by the ratio of cumulative costs incurred-to-date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. A significant change in an estimate on one or more contracts could have a material effect on our results of operations.

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

We may experience losses caused by being unable to collect amounts due from customers. We typically do business with our customers on an open account basis. Credit limits are established for each customer and the credit exposure with them is routinely monitored. It is possible that we could experience losses from customers’ inability to pay amounts due the company. For our custom engineered built-to-order systems, customers make payments to us as the work progresses toward completion. However, if a customer became insolvent or filed for bankruptcy protection the value of the equipment may be less than the amount owed by the customer thereby creating a loss for us. While we take reasonable precautions to safeguard against experiencing such losses, there is no assurance they will not occur.

Liability to customers under warranties may adversely affect our cash flow. We typically warrant the workmanship and materials used in the equipment we manufacture. At the request of our customers, we may warrant the operational performance of the equipment we manufacture. Failure of this equipment to operate properly or to meet specifications may increase our costs by requiring additional engineering resources, replacement of parts and equipment or service or monetary reimbursement to a customer. Our warranties often are backed by letters of credit. At December 31, 2007, we had provided to our customers approximately $16.8 million in letters of credit related to performance and warranties. We have received warranty claims in the past, and we expect to continue to receive them in the future. To the extent that we incur warranty claims in any period substantially in excess of our warranty reserve, our results of operations and financial condition could be adversely affected.

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

Our ability to manage third party sub-contractors could affect our profitability. For certain orders, we use third party contractors to do portions of the work. Also, in the future, we intend to increase our utilization of subcontractors, especially for fabrication requirements, when it makes economic sense to do so. Using subcontractors carries a degree of risk and could result in project delays; escalated costs; substandard quality; rework and warranty costs that may not be recoverable under the prime contract resulting in lower project margins or, possibly, losses due to non-performance; and liquidated damages. Any of the foregoing could adversely affect our business reputation and profitability.

Future acquisitions, if any, may be difficult to integrate, disrupt our business and adversely affect our operating results. We intend to consider and, if feasible, to make strategic acquisitions of other companies, assets and product lines that complement or expand our existing businesses. We cannot assure you we will be able to identify successfully suitable acquisition opportunities or to finance and complete any particular acquisition. Furthermore, acquisitions involve a number of risks and challenges, including: the diversion of our management’s attention to the assimilation of the operations and personnel of the acquired business; possible adverse effects on our operating results during the integration process; potential loss of key employees and customers of the acquired companies; potential lack of experience operating in a geographic market of the acquired business; an increase in our expenses and working capital requirements; and the possible inability to achieve the intended objectives of the business combination. Any of these factors could adversely affect our ability to achieve anticipated levels of cash flow from an acquired business or realize other anticipated benefits of an acquisition.

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

We may incur substantial costs to comply with environmental obligations. In our equipment fabrication and refurbishing operations, we generate and manage hazardous wastes. These include: waste solvents; waste paint; waste oil; wash-down wastes; and sandblasting wastes. We attempt to identify and address environmental issues before acquiring properties and to utilize industry accepted operating and disposal practices regarding the management and disposal of hazardous wastes. Nevertheless, either others or we may have released hazardous materials on our properties or in other locations where hazardous wastes have been taken for disposal. We may be required by federal, state or foreign environmental laws to remove hazardous wastes or to remediate sites where they have been released. We could also be subjected to civil and criminal penalties for violations of those laws. Our costs to comply with these laws may adversely affect our earnings.

Our ability to obtain financing for future growth opportunities may be limited. Our ability to execute our growth strategies may be limited by our ability to secure and retain reasonably priced financing. We utilize certain amounts of letters of credit to provide guarantees or warranties to our customers and to secure our performance, bids or milestone payments on large projects. Outstanding letters of credit can consume a portion of our available liquidity under our revolving credit and export sales facilities. Some of our competitors are larger companies which may have better access to capital and therefore may have a competitive advantage over us should our access to capital be limited.

Fluctuations in the value of the US dollar relative to other currencies may adversely affect our business. The recent weakness of the US dollar may render certain of our projects, which are denominated in foreign currencies, relatively less competitive. Continual weakness could have a negative impact on our sales, revenues, profitability and cash flows.

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act of 2002 Could Have A Material Adverse Effect On Our Business. As a publicly traded company, we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to include an internal control report from management in this Annual Report on Form 10-K. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of each fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent registered public accounting firm has issued an attestation report on management’s internal control over financial reporting. Our assessment as of December 31, 2007 identified a material weakness in our internal control over financial reporting, which also adversely impacted our disclosure controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Since discovery of the material weakness, the Company has embarked on the implementation of changes in its disclosure controls and procedures and internal control over financial reporting. Even with this additional work, however, there is a risk of errors not being prevented or detected. For additional information refer to Item 9A. Controls and Procedures in this Annual Report.

Because of the material weakness identified during the assessment of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our internal control over financial reporting was not effective based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This failure and any failure in the future to achieve and maintain effective internal controls over financial reporting and otherwise comply with the requirements of Section 404 could have a material adverse effect on our business. Such noncompliance could adversely affect the perception of our business among customers, suppliers, lenders, investors, securities analysts and others.

Our implementation of an Enterprise Resource Planning system during 2008 and 2009 may encounter unforeseen difficulties and result in implementation costs being greater than planned. Planning, designing and implementing an ERP system is a significant long-term endeavor and is resource intensive. We are expecting to transition from a function-oriented organization to a process-oriented organization. The change to process-

orientation can fundamentally affect all key activities within our Company. Failure to execute smoothly the implementation of the ERP system could adversely affect our business, financial condition and results of operations.

We are conducting a review into certain payments in one of the countries where we do business, which may present issues under the Foreign Corrupt Practices Act. The internal review could result in civil or criminal proceedings, the imposition of fines and penalties, the incurrence of expenses, and other adverse effects on our Company. On February 28, 2008, the Audit Committee of the Board of Directors of the Company, with the assistance of outside counsel, initiated a review of certain payments made in a foreign jurisdiction in which the Company operates, which may present issues under the FCPA. Based on the results of the internal review, the Company has determined that the payments were made to one or more person(s) who identified themselves as government employees, in order to obtain certain work permits and licenses, and to satisfy certain “penalties” assessed by the authorities. The internal review is sufficiently complete to reasonably determine the nature and extent of the matters covered by the Investigation, and at this time, we have determined, with a reasonable amount of assurance, that the total of the payments at issue is approximately $161,000. These payments were made at various times during 2006 and 2007. The Company presently believes the payments are of an immaterial amount and expects this matter to have no effect on the Company’s previously reported financial results, including for the fiscal year ended December 31, 2007. We have reported this matter to the SEC and the DOJ and intend to keep them apprised as to the progress of the review.

In this connection, on March 11, 2008, the SEC informed us that it had opened a preliminary inquiry into the matter. The Company is cooperating with this inquiry. The Audit Committee is working towards completing its internal review, and further issues may arise as the Audit Committee completes its work. In addition, the DOJ, the SEC or other governmental authorities could seek criminal or civil sanctions, including monetary fines and penalties, against the Company and/or certain of its employees, as well as additional changes to its business practices and compliance programs in the event that the review or any governmental investigation identifies violations of law. To the extent the payments are determined to be illegal in the foreign jurisdiction, it is possible that there could be civil or criminal penalties assessed in that jurisdiction. No amounts have been accrued in the Company’s financial statements with respect to these matters. Although we do not expect this matter to have a material adverse effect on our business, financial condition or results of operations, we can give no assurance to that effect.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate four primary manufacturing plants ranging in size from approximately 47,600 square feet to approximately 130,000 square feet of manufacturing space. In addition, we operate smaller, single-product manufacturing facilities at three branch sites. We also own and lease distribution and service centers, sales offices and warehouses. We lease our corporate headquarters in Houston, Texas. At December 31, 2007, we owned or leased approximately 757,000 square feet of facilities of which approximately 324,000 square feet was leased, and approximately 433,000 square feet was owned. Of the total manufacturing space, approximately 237,600 square feet was located in the United States and approximately 93,000 square feet was located in Canada.

The following chart summarizes the number of facilities owned or leased by us by geographic region and business segment in as of December 31, 2007.

	United States	Canada	Other
Oil & Water Technologies	37	5	4
Gas Technologies	3	—	1
Automation & Controls	2	—	1
Corporate and Other	1	—	—

Totals	43	5	6

Each of our significant manufacturing facilities is currently operating at a level consistent with the requirements of the industry in which it operates. Our present facilities are considered suitable for their present purposes and adequately utilized for current operations. However, expansion into new facilities may be required to accommodate future long-term growth.

Item 3.	Legal Proceedings

On February 28, 2008, the Audit Committee of the Board of Directors of the Company, with the assistance of outside counsel, initiated a review of certain payments made in a foreign jurisdiction in which the Company operates, which may present issues under the FCPA. Based on the results of the internal review, the Company has determined that the payments were made to one or more person(s) who identified themselves as government employees, in order to obtain certain work permits and licenses, and to satisfy certain “penalties” assessed by the authorities. The internal review is sufficiently complete to reasonably determine the nature and extent of the matters covered by the Investigation, and at this time, we have determined, with a reasonable amount of assurance, that the total of the payments at issue is approximately $161,000. These payments were made at various times during 2006 and 2007. The Company presently believes the payments are of an immaterial amount and expects this matter to have no effect on the Company’s previously reported financial results, including for the fiscal year ended December 31, 2007. We have reported this matter to the SEC and the DOJ and intend to keep them apprised as to the progress of the review.

In this connection, on March 11, 2008, the SEC informed us that it had opened a preliminary inquiry into the matter. The Company is cooperating with this inquiry. The Audit Committee is working towards completing its internal review, and further issues may arise as the Audit Committee completes its work. In addition, the DOJ, the SEC or other governmental authorities could seek criminal or civil sanctions, including monetary fines and penalties, against the Company and/or certain of its employees, as well as additional changes to its business practices and compliance programs in the event that the review or any governmental investigation identifies violations of law. To the extent the payments are determined to be illegal in the foreign jurisdiction, it is possible that there could be civil or criminal penalties assessed in that jurisdiction. No amounts have been accrued in the Company’s financial statements with respect to these matters. Although we do not expect this matter to have a material adverse effect on our business, financial condition or results of operations, we can give no assurance to that effect.

NATCO and its subsidiaries are defendants or otherwise involved in a number of other legal proceedings in the ordinary course of their business. We also are parties to one environmental proceeding as described in “Item 1. Business—Environmental Matters.” While we insure against the risk of these proceedings to the extent deemed prudent by our management, we can offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to our business activities. While we cannot predict the outcome of any legal proceedings with certainty, in the opinion of management, our ultimate liability with respect to any of these pending lawsuits, is not expected to have a significant or material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Price of Common Stock

Our common stock is traded on the NYSE under the ticker symbol NTG. The following table sets forth, for the calendar quarters indicated, the closing high and low sales prices of our common stock reported by the NYSE for each of the fiscal years ended December 31, 2006 and 2007.

	Common Stock
	High	Low
2006
First Quarter	$29.35	$20.73
Second Quarter	$40.20	$27.48
Third Quarter	$41.30	$28.11
Fourth Quarter	$35.94	$27.09

2007
First Quarter	$37.64	$27.78
Second Quarter	$48.98	$34.00
Third Quarter	$54.02	$41.38
Fourth Quarter	$60.40	$45.48

Holders

Our authorized common stock consists of 50,000,000 shares. We had 18,722,418 shares outstanding as of March 11, 2008, held by 85 holders of record and the closing price per share on such date was $46.45 as quoted by NYSE. The number of holders of record of our common stock does not include the stockholders for whom shares are held in a “nominee” or “street” name.

We had 5,000,000 shares of preferred stock authorized of which 500,000 shares were designated Series A Junior Participating Preferred Stock and 15,000 shares were designated Series B Preferred Shares. As of March 11, 2008, there were 9,915 Series B Preferred Shares outstanding, issued to three holders of record and no Series A preferred shares outstanding. The 9,915 Series B Preferred Shares were convertible, at the option of the holders, into an aggregate of 1,270,340 shares of common stock. The holders of these shares have indicated they plan to convert such shares to common stock on March 25, 2008. If they do not convert prior to the close of business on that date, the Company will redeem such shares. See “Business—Recent Developments.”

Dividends

We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather intend to retain any future earnings in excess of the preferred stock dividend amount for use in our business. Our outstanding loan agreements restrict our ability to pay dividends and other distributions on our common stock. Pursuant to the terms of our Series B Preferred Shares, we pay dividends to holders of such stock at 10% of the stock face value, on a semi-annual basis.

Stock Performance Graph

The following performance graph compares the five-year total stockholder return on our common stock, assuming a $100 investment, to the total return on the Standard & Poor’s 500 Stock Index and the Philadelphia OSX Index, an index of oil and gas related companies which represents an industry composite of the Company’s peer group, for the period beginning December 31, 2002 through December 31, 2007.

Issuer Purchases of Equity Securities

The following table summarizes the surrenders or forfeitures of the Company’s equity securities during the three months ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to 31, 2007(1)	972	$53.5650	—	—
November 1 to 30, 2007	—	—	—	—
December 1 to 31, 2007	4,954	$52.0650	—	—

Three months ended December 31, 2007	5,926	$52.3110	—	—

(1)

Represents shares of restricted stock surrendered to pay required tax withholding on the lapse of restrictions, pursuant to the terms of the Company’s shareholder-approved equity compensation plans and the terms of the equity grants under those plans. The purchase price of a share of forfeited restricted stock is zero, and is excluded from the average price paid per share. The purchase price of a share of stock used for tax withholding is the amount of the stock on the date the restrictions on the restricted stock lapse, based on the average of the high and low reported sales prices of the Company’s common stock on that date.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2007

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	335,033	$9.97	717,990
Equity compensation plans not approved by security holders	—	—	—

Total	335,033	$9.97	717,990

(1)

All of such shares may be issued under our equity compensation plans as stock options. Up to 512,293 shares of common stock included in this amount may be issued under equity compensation plans as restricted stock.

Item 6.	Selected Financial Data

The following summary consolidated historical financial information for the periods and the dates indicated should be read in conjunction with our consolidated historical financial statements.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
	As Adjusted(1)
Statement of Operations Data:
Revenues	$570,115	$519,041	$400,486	$321,451	$281,462
Cost of goods sold and services	406,576	382,049	303,360	246,236	215,622

Gross profit	$163,539	$136,992	$97,126	$75,215	$65,840
Selling, general and administrative expense	85,587	71,508	60,409	54,230	51,476
Depreciation and amortization expense	6,140	5,494	5,226	5,376	5,069
Closure, severance and other	(227)	2,511	2,663	4,098	2,105
Interest expense	355	2,135	3,815	3,846	4,085
Net periodic cost on postretirement benefit liability	2	—	767	830	837
Interest income	(2,219)	(532)	(86)	(123)	(190)
Minority interest	295	337	—	—	—
Income from unconsolidated investment	(117)	—	—	—	—
Other, net	2,179	(1,534)	1,939	2,820	1,211

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	71,544	57,073	22,393	4,138	1,247
Income tax provision	25,219	19,361	7,990	3,218	1,184

Income before cumulative effect of change in accounting principle	46,325	37,712	14,403	920	63
Cumulative effect of change in accounting principle, net of income tax(2)	—	—	—	—	34
Net income	46,325	37,712	14,403	920	29
Preferred stock dividends	1,267	1,500	1,500	1,500	1,152

Net income (loss) available to common stockholders	$45,058	$36,212	$12,903	$(580)	$(1,123)

Earnings per share—Basic	$2.55	$2.14	$0.80	$(0.04)	$(0.07)
Earnings per share—Diluted	$2.36	$1.96	$0.78	$(0.04)	$(0.07)
Balance Sheet Data (at the end of the period)
Total assets	$423,713	$322,373	$283,427	$252,385	$237,711
Stockholders’ equity	$249,496	$172,945	$122,723	$96,527	$92,507
Series B preferred stock, net	$9,401	$14,222	$14,222	$14,222	$14,101
Long-term debt, excluding current installments	$—	$—	$20,964	$38,935	$38,003
Postretirement and other long-term liabilities	$9,192	$7,809	$9,814	$11,226	$11,897

(1)	Represents the results of prior years which have been adjusted to reflect the adoption of the Financial Accounting Standards Board’s Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities as of January 1, 2007.
(2)	Represents the cumulative effect of a change in accounting principle associated with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”

We reorganized our operations as of January 2005. Information associated with prior years has been restated to reflect this reorganization. See “Item 1. Business—Our Business.”

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto.

Overview

For each of the years ended December 31, 2007, 2006 and 2005, our business segments were Oil & Water Technologies, Gas Technologies and Automation & Controls. The Oil & Water Technologies group was our largest segment and consisted of two product lines. The first product line was our standard and traditional product line which has an extensive North America branch distribution network consisting of oil and gas separation and dehydration equipment sales and related services. The second product line included built-to-order systems, which were focused primarily on oil and water production and processing systems designed and built to meet customer specifications. The Gas Technologies group included our CO2 membrane business, the assets and operating relationship related to gas processing facilities in West Texas and H2S removal technologies, including Shell Paques™. The Automation & Controls group focused on sales of new control panels and systems that monitor and control oil and gas production, as well as field service activities, including repair, maintenance, testing and inspection services for existing systems. We allocated corporate and other expenses to each of the segments, rather than segregating these costs on a standalone basis.

Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). The words “believe,” “expect,” “plan,” “intend,” “designed to,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking Statements. Forward-looking statements in this document include, but are not limited to, discussions of accounting policies and estimates, indicated trends in the level of oil and gas exploration and production and the effect of such conditions on our results of operations (see “—Industry and Business Environment”), growth plans for 2007 and beyond, future uses of and requirements for financial resources (see “—Liquidity and Capital Resources”), impact of bookings on future revenues and anticipated backlog levels. Our expectations about our business outlook, customer spending, potential acquisitions, joint venture operations, oil and gas prices and our business environment and that of the industry in general are only our expectations regarding these matters. Actual results may differ materially from those in the forward-looking statements contained in this report for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, the availability of a skilled labor force, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, energy policies of OPEC, conflict involving the United States or in major petroleum producing or consuming regions, acts of war or terrorism, technological advances that could lower overall finding and development costs for oil and gas, weather patterns and the overall condition of capital markets in countries in which we operate.

An additional factor that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated is the outcome of a pending audit committee review regarding certain payments in one of the countries where we do business, which may present issues under the Foreign Corrupt Practices Act, including any government enforcement action which could arise out of the matters under review; or the matters under review may have resulted in a higher dollar amount of payments in the country, or may have a greater financial or business impact than we currently anticipate.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make certain estimates and assumptions that affect the results reported in our consolidated financial statements and accompanying notes. These estimates and assumptions are based on historical experience and on our future expectations we believe to be reasonable under the circumstances. Note 2 to our consolidated financial statements included in Item 8 of this report contains a summary of our significant accounting policies. We believe the following accounting policies and estimates are the most critical in the preparation of our consolidated financial statements.

Revenue Recognition. In general, we recognize revenues and related costs when products are shipped and services are rendered for (1) time and materials and service contracts, (2) manufactured goods produced in standard manufacturing operations and sold in the ordinary course of business through regular marketing channels and (3) certain customized manufactured goods that are smaller jobs with less customization, making them similar to such standard manufactured goods (that is, contracts valued at less than or equal to $250,000 or having contract durations of four months or less).

In addition, in compliance with the requirements of AICPA Statement of Position 81-1, “Accounting for Performance of Certain Production-Type Contracts” (SOP 81-1), we recognize revenues using the percentage of completion method on contracts greater than $250,000 and having contract durations in excess of four months that represent (1) customized, engineered orders of our products that qualify for such treatment and (2) all Automation & Controls segment equipment fabrication and sales projects that qualify for such treatment. The Automation & Controls segment also applies the percentage of completion method to recognize revenues, regardless of contract value or duration, associated with customized products fabricated to order pursuant to a large number of smaller contracts with durations of two to three months, with occasional large systems projects of longer duration. Factors to support using the percentage of completion method include: (1) the segment does not produce standard units or maintain an inventory of similar products for sale, (2) nature of the segment’s equipment fabrication and sales operations and (3) the potential for wide variations in our results of operations that could occur from applying the “as shipped” methodology as it relates to smaller contracts for these customized fabricated goods.

Earned revenue is based on the percentage that incurred costs to date relate to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which the changes become known. Earned revenue reflects the original contract price adjusted for agreed claims and change order revenues, if any. In some instances, customers are billed in advance of services performed or products manufactured, and the Company recognizes the associated liability as deferred revenue.

In 2007, approximately 55.1% of total company revenues were recorded on an “as shipped” or “as performed” basis, and approximately 44.9% were recorded using the percentage of completion method.

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

Estimates are subjective in nature and it is possible that we could have used different estimates of total contract costs in our calculation of revenue recognized using the percentage of completion method. As of December 31, 2007, the Company had $208.9 million in revenue attributable to open percentage completion projects having an aggregate gross margin of 26.8%. If we had used a different estimate of total contract costs for each contract in progress at December 31, 2007, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased total revenue and pre-tax income for the year ended December 31, 2007 by approximately $2.9 million. As of December 31, 2007, the Company had three contracts in a loss position, with an estimated aggregate loss of $3.0 million of which $2.6 million was provided for in previous periods.

We reported our periodic revenue net of any tax assessed by a government authority and imposed concurrent with or subsequent to a revenue-producing transaction between us and our customers.

Goodwill. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill annually for impairment by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required by SFAS No. 142, we identified separate reporting units for purposes of this evaluation. We used our segments as the reporting units, and tested the segments as of December 31, 2007. In determining carrying value, we segregated assets and liabilities that, to the extent possible, are clearly identifiable by specific reporting unit. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reporting unit, are allocated as permitted by the standard. Fair value is determined by discounting projected future cash flows using our weighted average cost of capital, as calculated. In determining projected future cash flows for each segment, we make assumptions regarding the following key indicators: future market and sales growth rates (domestic and international), cost inflation, margin expectations, working capital, capital expenditure levels and tax levels. The fair value is then compared to the carrying value of the reporting unit to determine whether or not impairment has occurred at the reporting unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit’s assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, we would record an impairment charge for that amount.

We tested goodwill for impairment as required by SFAS No. 142 at December 31, 2007. As a result of this testing, we did not record an impairment charge since an impairment was not indicated. If the estimated fair value (discounted projected future cash flows) for the three segments, Oil & Water Technologies, Gas Technologies and Automation & Controls, were lowered by 61%, 76% and 72% respectively, we would have been required to perform the second step of goodwill impairment as prescribed by SFAS No. 142.

Share-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this method, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an operating expense on a straight-line basis over the requisite service period. Management is required to make subjective assumptions about the volatility of the Company’s common stock, the expected term of outstanding stock options, the risk-free interest rate and expected dividend payments during the contractual life of the options in order to calculate the fair value of the award. See Note 16, Share-Based Compensation to our consolidated financial statements included in Item 8 of this report.

Warranty. We sell products with a product warranty by which customers are entitled to a free repair during a specified warranty period following the purchase, usually twelve months from the date of shipment. The Company records a liability for estimated warranty claims liability as a percentage of revenue determined based on historical review of warranty claims.

Industry and Business Environment

Our revenue and results of operations are closely tied to demand for oil and gas products and spending by oil and gas companies for exploration and development of oil and gas reserves. These companies generally invest more in exploration and development efforts during periods of favorable oil and gas commodity prices, and invest less during periods of unfavorable oil and gas prices. As supply and demand change, commodity prices fluctuate, producing cyclical trends in the industry. During periods of lower demand, revenue for service providers generally decline, as existing projects are completed, new projects are postponed and pricing decreases due to competitive pressures. During periods of recovery, revenue for process equipment providers can lag behind the industry due to the timing of new project awards.

Changes in commodity prices have impacted our business over the past several years. The following table summarizes the price of domestic crude oil per barrel and the wellhead price of natural gas per thousand cubic feet (“Mcf”), as published by the US Department of Energy, and the number of rotary drilling rigs in operation, as published by Baker Hughes Incorporated, for the past five years:

	Year Ended December 31,
	2007	2006	2005	2004	2003
Average price of crude oil per barrel in the U.S.	$72.32	$66.06	$56.54	$41.47	$27.56
Average price of Brent crude oil per barrel	$72.47	$65.19	$54.47	$38.26	$28.87
Average wellhead price of natural gas per Mcf in the U.S.	$6.39	$6.41	$7.52	$5.50	$4.97
Average US rig count	1,768	1,648	1,380	1,190	1,030
Average International rig count (excludes North America)(1)	1,005	925	850	781	728

(1)	The Iran and Sudan rig counts were discontinued from the Baker Hughes publication beginning January 2006. For comparative purposes, the 2005, 2004 and 2003 rig count numbers presented above exclude Iran and Sudan.

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

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
		As Adjusted (Note 3)
Statement of Operations Data:
Revenue(1)	$570,115	$519,041	$400,486
Cost of goods sold and services(1)	406,576	382,049	303,360

Gross profit	163,539	136,992	97,126
Selling, general and administrative expense	85,587	71,508	60,409
Depreciation and amortization expense	6,140	5,494	5,226
Closure, severance and other	(227)	2,511	2,663
Interest expense	355	2,135	3,815
Net periodic cost on postretirement benefit liability	2	—	767
Interest income	(2,219)	(532)	(86)
Gain on unconsolidated investment	(117)	—	—
Minority interest	295	337	—
Other, net	2,179	(1,534)	1,939

Income before income taxes	71,544	57,073	22,393
Income tax provision	25,219	19,361	7,990

Net income	$46,325	$37,712	$14,403
Preferred stock dividends	1,267	1,500	1,500

Net income available to common stockholders	$45,058	$36,212	$12,903

(1)	Includes inter-segment elimination amounts for both Revenue and Cost of goods sold and services of $5.8 million, $10.5 million and $4.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Consolidated Revenue and Gross Profit

	For the Year Ended December 31,		Change	Percentage Change
	2007	2006
	(in thousands, except percentages)
		As Adjusted (Note 3)
Revenue	$570,115	$519,041	$51,074	10%
Cost of goods sold and services	406,576	382,049	24,527	6%

Gross profit	$163,539	$136,992	$26,547	19%

Gross profit percentage	29%	26%	3%	12%

Revenue. Revenue of $570.1 million for the year ended December 31, 2007 increased $51.1 million, or 10%, from $519.0 million for the year ended December 31, 2006. The increase in revenue was primarily attributable to stronger demand for the built-to-order projects in the Gas Technologies segment and to the increased international field service activities in the Automation & Controls segment.

Gross Profit. Gross profit for the year ended December 31, 2007 increased $26.5 million, or 19%, to $163.5 million compared to $137.0 million for the year ended December 31, 2006. Of this increase, approximately $13.2 million was due to the increase in revenue from our Gas Technologies and Automation & Controls segments and the remaining $13.3 million was mainly due to the favorable mix of higher margin sales from the Gas Technologies segment along with the improved execution in our built-to-order projects and domestic standard and traditional product lines within the Oil & Water Technologies segment.

Oil & Water Technologies

	For the Year Ended December 31,		Change	Percentage Change
	2007	2006
	(in thousands, except percentages)
Revenue	$368,515	$376,213	$(7,698)	(2)%
Cost of goods sold and services	274,949	292,090	(17,141)	(6)%

Gross profit	$93,566	$84,123	$9,443	11%

Gross profit percentage	25%	22%	3%	14%

Oil & Water Technologies segment revenue decreased $7.7 million, or 2%, for the year ended December 31, 2007, compared to the year ended December 31, 2006. The decrease was attributed to $15.9 million of lower built-to-order project business activity mostly related to international projects primarily due to timing delays of project awards, partially offset by approximately $8.2 million of increased sales in the standard and traditional equipment and services business in the US and in the export parts and service business. Inter-segment revenue for this business segment was $1.4 million for the year ended December 31, 2007, compared to $6.0 million for the year ended December 31, 2006.

Gross profit for the Oil & Water Technologies segment increased $9.4 million, or 11%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was primarily due to the improved execution in our built-to-order project business and the domestic standard and traditional product lines including favorable product mix of our higher margin export business. This increase was partially offset with a decrease in sales in the international built-to-order project business and approximately $1.0 million of inventory adjustments resulting from raw materials and parts shrinkage and the revaluation of slow-moving items at certain US manufacturing and branch locations. Additionally, there was a $1.7 million loss provision recorded in the prior year related to cost overruns on one of our built-to-order projects that was delivered during 2007. As a percentage of revenue, gross margin was 25% and 22% for the years ended December 31, 2007 and 2006, respectively.

Gas Technologies

	For the Year Ended December 31,		Change	Percentage Change
	2007	2006
	(in thousands, except percentages)
		As Adjusted (Note 3)
Revenue	$93,469	$62,703	$30,766	49%
Cost of goods sold and services	50,026	30,254	19,772	65%

Gross profit	$43,443	$32,449	$10,994	34%

Gross profit percentage	46%	52%	(6)%	(12)%

Gas Technologies segment revenue of $93.5 million for the year ended December 31, 2007 increased $30.8 million or 49%, compared to $62.7 million for the year ended December 31, 2006. This increase was due to higher built-to-order project activity of $27.0 million and increased throughput from our gas processing facilities in West Texas of $3.8 million. There was no inter-segment revenue for this business segment for the years ended December 31, 2007 and 2006.

Gross profit for the Gas Technologies segment for the year ended December 31, 2007 increased $11.0 million, or 34% compared to the year ended December 31, 2006 primarily due to the higher sales from CO2 membrane built-to-order projects and higher throughput at the Company’s CO2 gas processing facilities in West Texas. Gross profit percentage for Gas Technologies was 46% and 52% for the years ended December 31, 2007 and 2006, respectively. The decrease in gross profit percentage was attributable to the revenue mix which had a higher concentration of lower margin built-to-order projects during the year, as compared to the prior year.

Automation & Controls

	For the Year Ended December 31,		Change	Percentage Change
	2007	2006
	(in thousands, except percentages)
Revenue	$113,923	$90,621	$23,302	26%
Cost of goods sold and services	87,393	70,201	17,192	24%

Gross profit	$26,530	$20,420	$6,110	30%

Gross profit percentage	23%	23%	0%	0%

Revenue for the Automation & Controls segment of $113.9 million increased $23.3 million or 26%, for the year ended December 31, 2007 compared to $90.6 million for the year ended December 31, 2006. This increase was primarily due to increased international field service activity of $34.1 million, partially offset by a reduction in field service activity in the Gulf of Mexico and in the packaged automation product sales of approximately $10.8 million. Inter-segment revenue for this business segment was $4.4 million for the year ended December 31, 2007 compared to $4.5 million for the year ended December 31, 2006.

Gross profit for the Automation & Controls segment increased $6.1 million, or 30%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The gross profit percentage did not change year over year with the increase in gross profit being attributed to the higher sales volume.

Other Consolidated Statement of Operations line items

Selling, General and Administrative Expense. Selling, general and administrative expense of $85.6 million for the year ended December 31, 2007, increased $14.1 million, or 20%, compared to $71.5 million for the year ended December 31, 2006. This increase consisted primarily of $9.2 million of higher selling, pre-order engineering services and other support activities related to the increased business volume. Additionally, there were increases in corporate, general and administration of approximately $4.7 million mainly attributed to higher compensation costs associated with increased headcount, employee retention programs and share-based incentive compensation, all of which resulted from the increased business activity.

Depreciation and Amortization Expense. Depreciation and amortization expense of $6.1 million for the year ended December 31, 2007, increased $646,000, or 12%, compared to $5.5 million for the year ended December 31, 2006. The increase was primarily attributable to depreciation of operating equipment and building improvements made in 2007.

Closure, severance and other. Closure, severance and other was income of $229,000 for the year ended December 31, 2007. This comprised largely of a gain associated with the settlement of the UK office lease obligation of $250,000 and a partial offsetting valuation adjustment charge of $21,000. Closure, severance and other expense of $2.5 million for the year ended December 31, 2006 included $2.3 million of our UK office closure cost and approximately $200,000 related to severance and other costs.

Interest expense. Interest expense of $355,000 for the year ended December 31, 2007 related to the amortization of deferred financing costs and commitment fees paid for the unused portion of the Company’s lines of credit. This amount decreased by $1.8 million, or 83%, compared to $2.1 million for the year ended December 31, 2006 due primarily to the pay down of debt during 2006 and having no debt throughout 2007.

Interest income. Interest income of $2.2 million for the year ended December 31, 2007 increased by $1.7 million from $532,000 for the year ended December 31, 2006 due primarily to the increase in invested cash throughout the year as a result of higher earnings and cash flow.

Other, net. Other, net was an expense of approximately $2.2 million for the year ended December 31, 2007, consisting essentially of net realized and unrealized foreign exchange transaction losses. Other, net for the year ended December 31, 2006 was a net $1.5 million gain. This included the $2.5 million gain related to the sale of a partial interest in our Japan joint venture, offset by $160,000 write-off of part of the unamortized deferred financing costs associated with the termination in 2006 of the prior term loan and revolving credit facilities and net realized and unrealized foreign exchange transaction losses of $734,000.

Income from unconsolidated investment. Gain of $117,000 was related to income from our unconsolidated investment for the year ending December 31, 2007.

Minority interest. Minority interest expense was $295,000 and $337,000 for the years ended December 31, 2007 and 2006, respectively, consisting of the minority interest earnings of our joint venture partners related to our consolidated joint ventures.

Income Tax Provision. Income tax expense for the year ended December 31, 2007 was $25.2 million compared to $19.4 million for the year ended December 31, 2006. The increase in tax expense was primarily attributable to an increase in pre-tax income to $71.5 million for the year ended December 31, 2007 from pre-tax income of $57.1 million for the year ended December 31, 2006. The increase in the effective tax rate from 33.94% for the year ended December 31, 2006 to 35.25% for the year ended December 31, 2007 was primarily attributable to a valuation allowance reversal that was recorded in 2006.

Preferred Stock Dividends. We recorded preferred stock dividends totaling $1.3 million and $1.5 million for each of the years ended December 31, 2007 and 2006 related to our Series B Preferred Shares. The decrease relates to a reduction in the dividend requirement due to certain preferred shareholders converting a portion of their Series B Preferred Shares to common stock during 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Consolidated Revenue and Gross Profit

	For the Year Ended December 31,		Change	Percentage Change
	2006	2005
	(in thousands, except percentages)
	As Adjusted (Note 3)
Revenue	$519,041	$400,486	$118,555	30%
Cost of goods sold and services	382,049	303,360	78,689	26%

Gross profit	$136,992	$97,126	$39,866	41%

Gross profit percentage	26%	24%	2%	9%

Revenue. Revenue of $519.0 million for the year ended December 31, 2006 increased $118.6 million, or 30%, from $400.5 million for the year ended December 31, 2005 as a result of increased business activity in each of our three operating segments.

Gross Profit. Gross profit for the year ended December 31, 2006 increased $39.9 million, or 41%, to $137.0 million compared to $97.1 million for the year ended December 31, 2005 as a result of increased sales, improved pricing and overall job execution improvements. As a percentage of revenue, gross margin was 26% and 24% for the years ended December 31, 2006 and December 31, 2005, respectively.

Oil & Water Technologies

	For the Year Ended December 31,		Change	Percentage Change
	2006	2005
	(in thousands, except percentages)
Revenue	$376,213	$302,843	$73,370	24%
Cost of goods sold and services	292,090	243,001	49,089	20%

Gross profit	$84,123	$59,842	$24,281	41%

Gross profit percentage	22%	20%	2%	10%

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

Gross profit for the Oil & Water Technologies segment increased $24.3 million, or 41%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Continued strength in sales and increased prices of our standard and traditional equipment and services accounted for $15.9 million of the increase. Built-to-order projects both domestically and internationally contributed $8.4 million of the increase, net of projected cost overruns on a built-to-order project scheduled for completion and delivery in the first part of 2006. Higher profitability and margins were a result of pricing increases especially in North American activities and continued improvements in overall job execution. As a percentage of revenue, gross margin was 22% and 20% for the year ended December 31, 2006 and 2005, respectively.

Gas Technologies

	For the Year Ended December 31,		Change	Percentage Change
	2006	2005
	(in thousands, except percentages)
	As Adjusted (Note 3)
Revenue	$62,703	$38,698	$24,005	62%
Cost of goods sold and services	30,254	14,255	15,999	112%

Gross profit	$32,449	$24,443	$8,006	33%

Gross profit percentage	52%	63%	(11)%	(18)%

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

Gross profit for the Gas Technologies segment for the year ended December 31, 2006 increased $8.0 million, or 33% compared to the year ended December 31, 2005 primarily as a result of the increase in sales.

Gross profit, as a percentage of revenue, for the Gas Technologies operation was 52% and 63% for the year ended December 31, 2006 and 2005, respectively. The decrease in gross margin was attributable to the revenue mix due to a higher concentration of lower margin built-to-order projects and lower membrane sales in the 2006 period.

Automation & Controls

	For the Year Ended December 31,		Change	Percentage Change
	2006	2005
	(in thousands, except percentages)
Revenue	$90,621	$63,549	$27,072	43%
Cost of goods sold and services	70,201	50,708	19,493	38%

Gross profit	$20,420	$12,841	$7,579	59%

Gross margin	23%	20%	3%	15%

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

Minority interest. Minority interest expense of $337,000 related to our Japanese subsidiary.

Income Tax Provision. Income tax expense for the year ended December 31, 2006 was $19.4 million compared to $8.0 million for the year ended December 31, 2005. The change in tax expense was primarily attributable to an increase in pre-tax income to $57.1 million for the year ended December 31, 2006 from pre-tax income of $22.4 million for the year ended December 31, 2005. The decrease in the effective tax rate from 35.7% for the year ended December 31, 2005 to 33.9% for the year ended December 31, 2006 was primarily attributable to a non-deductible mark-to-market expense of $1.8 million on warrants exercised in 2005 that was not incurred in 2006. At December 31, 2006, our UK operations no longer had a cumulative pre-tax loss for the prior three-year period. We projected earnings for our UK operations and therefore determined that the related valuation allowance was no longer needed and thus was reduced to zero. Consequently, the Company’s valuation allowance decreased from $1.7 million to $103,000 in the year 2006.

Preferred Stock Dividends. We recorded preferred stock dividends totaling $1.5 million for each of the years ended December 31, 2006 and 2005 related to our Series B Preferred Shares.

Bookings and Backlog

The Company’s bookings for the years ended December 31, 2007, 2006 and 2005 were:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Bookings:
Oil & Water Technologies	$363,070	$364,630	$379,327
Gas Technologies	60,153	108,538	47,092
Automation & Controls	110,231	82,134	67,518

Total bookings	$533,454	$555,302	$493,937

The Company’s backlog as of December 31, 2007 and 2006 was:

	As of December 31,
	2007	2006
	(in thousands)
Backlog:
Oil & Water Technologies	$140,227	$144,236
Gas Technologies	22,945	56,260
Automation & Controls	7,451	6,789

Total backlog	$170,623	$207,285

Our bookings were $533.5 million compared to $555.3 million and $493.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Bookings decreased $1.5 million and $48.4 million in the Oil & Water Technologies segment and the Gas Technologies segment, respectively, and increased $28.1 million in the Automation & Controls segment for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Our sales backlog at December 31, 2007 was $170.6 million, compared to $207.3 million at December 31, 2006. Backlog decreased $4.0 million in the Oil & Water Technologies segment, decreased $33.3 million in the Gas Technologies segment and increased $662,000 in the Automation & Controls segment year over year.

Inflation and Changes in Prices

Inflation

US inflation, according to the US Financial Trend Forecaster®, was approximately 4.3%, 3.5% and 4.0% for each of the years ended December 31, 2005, 2006 and 2007, respectively. The effects of the US inflation did not have a significant impact on our consolidated results of operations or financial condition during the past three years.

Changes in Prices

The costs of materials for our products rise and fall with their value in the commodity markets. Our costs of goods sold are primarily affected by, among other things, labor, energy, steel and other commodity prices, tariffs and duties on imported materials and foreign currency exchange rates.

We observed the following price changes (per metric ton or 2,240 pounds) in the past three years:

	For the Year Ended December 31,
	2005	2006	2007
Carbon steel	$780	$783	$790
Stainless steel	$4,680	$5,210	$6,278
Other raw materials	$545	$628	$731

Carbon steel prices increased by 18% in 2005 and 1% in each of the years 2006 and 2007. Stainless steel prices increased over each of the three-year periods 2005, 2006 and 2007 by 36.5%, 11.3% and 20.5%, respectively. In addition, prices for other raw materials that we used to produce skids and platforms increased by 2.0%, 15.4% and 16.4% in 2005, 2006 and 2007, respectively. Our engineering and labor hourly rates, associated with both employees and subcontractors, also increased on an average as follows:

	For the Year Ended December 31,
	2005	2006	2007
	(% Change)
Engineering	0%	37%	15%
Manufacturing	3%	36%	5%

Across the transportation modes, average prices of freight from 2006 to 2007 have changed as follows: increases of 0.8% for tanker and other specialized freight, 2.0% for consolidated shipments, 0.2% for truckload, 5.6% for domestic air courier, 11.7% for inland water freight and decrease of 0.7% for deep-sea freight.

Generally, increases in raw materials, labor costs and transportation costs are passed through to our customers as part of our bids. For certain fixed price contracts, we may not be able to pass through cost increases, which will impact our gross margin on jobs affected.

Liquidity and Capital Resources

Cash and Cash Equivalents

The Company’s cash and cash equivalents of $63.6 million as of December 31, 2007 included highly liquid, short-term investments totaling $60.9 million that accrue interest at a weighted average rate of 4.51%.

Working Capital (As Adjusted)

As of December 31, 2007, we had $110.3 million of working capital, compared to $78.4 million as of December 31, 2006, an increase of $31.9 million, or 41%. The increase was a function of the higher business activities and was primarily due to increases in cash and cash equivalents of $28.3 million, $22.9 million in trade receivables, $4.0 million in inventory, $3.0 million in deferred income tax assets and income tax receivables partially offset by an increase in current liabilities. The increase in current liabilities, was mainly due to increases of $15.4 million in trade accounts payable and other, $8.1 million in accrued expenses and $1.2 million in income taxes liabilities.

Cash Flow

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
		(As Adjusted, Note 3)
Net cash provided by (used in):
Operating activities	$49,629	$52,055	$18,762
Investing activities	(30,444)	(3,928)	(1,175)
Financing activities	7,599	(22,831)	(10,566)
Effect of exchange rate changes on cash and cash equivalents	1,555	744	(17)

Net increase in cash	$28,339	$26,040	$7,004

Net cash provided by operating activities for the years ended December 31, 2007, 2006 and 2005 was $49.6 million, $52.1 million and $18.8 million, respectively. Net cash provided by operating activities in 2007 of $49.6 million was $2.5 million lower than 2006 primarily due to the higher investment in working capital to support the increased business activities. The increase in net cash provided by operating activities for 2006, as compared to 2005, was primarily due to the significant increase in net income year over year as adjusted for non-cash items. Trade receivables will fluctuate depending on business levels, invoice terms, timing of collections and, for larger projects, achieving contractual milestones that permit invoicing for interim payments.

Net cash used in investing activities for the years ended December 31, 2007, 2006 and 2005 was $30.4 million, $3.9 million and $1.2 million, respectively. The primary use of funds for the year ended December 31, 2007 consisted of (1) capital expenditures of $15.3 million of which $9.6 million represented expenditures to improve productivity and expand our facilities and $5.7 million represented maintenance capital expenditures and (2) net cash payment of $15.1 million associated with our acquisition of ConSepT AS, a Norwegian company now known as NATCO Norway AS. The primary use of funds for the year ended December 31, 2006 was for capital expenditures of $3.5 million, largely offset by proceeds from sales of excess manufacturing facilities of $2.4 million. The primary use of funds for the year ended December 31, 2005 was for capital expenditures of $3.6 million, largely maintenance capital.

Net cash provided by (used in) financing activities for the years ended December 31, 2007, 2006 and 2005 was $7.6 million, ($22.8) million and ($10.6) million, respectively. The primary source of cash during 2007 was associated with $3.3 million of proceeds from stock issuances related to stock options, $3.9 million of excess tax benefit of share-based compensation and $2.0 million in change in bank overdrafts. The primary use of cash was for $1.3 million of dividend payments to our remaining preferred stockholders, after a partial conversion of the Series B Preferred Shares. The primary use of cash during 2006 was for $1.5 million of dividend payments to preferred stockholders, repayment of debt under revolving lines of credit and term debt totaling $17.9 million, offset by a $6.7 million of proceeds from the issuance of common stock related to stock option exercises and an increase of $2.2 million in bank overdrafts.

Our net total cash flow from operating, investing and financing activities was $28.3 million, $26.0 million and $7.0 million in the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, we had $63.8 million in cash on hand and $75.4 million in total borrowing availability. Additionally, pursuant to the terms of our new revolving credit facilities, we have the right to increase borrowing capacity under the US portion of that facility by an additional $50.0 million. In addition to our normal operating cash requirements, our anticipated principal future cash requirements will be to fund capital expenditures, preferred stock dividends, employee benefit obligations and any strategic acquisitions, if feasible, of other companies, assets and product lines that complement our existing businesses.

We believe our cash from operations and borrowing capacity as described above are adequate for our current and long-term financing needs and working capital needs. We cannot assure we will be able to successfully identify suitable acquisition opportunities, complete any particular acquisition or be able to finance a transaction.

As of January 31, 2008, our available liquidity, including cash on hand and borrowing availability under the revolving facilities, was approximately $110.2 million. Additionally, pursuant to the terms of our new revolving credit facilities, we have the right to increase borrowing capacity under the US portion of that facility by $50 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2007.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2007.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$25,836	$4,292	$6,333	$5,311	$9,900
Purchase obligations(1)	58,062	58,062	—	—	—
Postretirement benefit obligations(2)	5,386	666	1,354	1,328	2,038
Other long-term liabilities(3)	920	—	920	—	—

Total	$90,204	$63,020	$8,607	$6,639	$11,938

(1)	Represents open material/equipment and services purchase orders placed in 2007, with delivery and billing scheduled in 2008 and beyond.
(2)	Represents our total US and Canada postretirement benefit obligation as of December 31, 2007. Changes in actuarial assumptions or medical trend rates in subsequent years and the effect of applying SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” could cause our actuarially determined liability under this postretirement benefit plan to fluctuate. The short-term and long-term portion of our US postretirement benefit obligation is recorded in “Accrued expenses” and “Postretirement benefits and other long-term liabilities” accounts, respectively.
(3)	Represents our long-term unrecognized tax benefits associated with FIN 48, “Accounting for Uncertainty in Income Taxes,” included in the consolidated balance sheet liability account “Postretirement benefits and other long-term liabilities.”

Capital Resources

Revolving Credit Facilities. In July 2006, the Company terminated its prior term loan and revolving credit facilities and entered into a new revolving credit facilities agreement with a maturity of June 30, 2011 and a total initial borrowing capacity of $85.0 million. Additionally, pursuant to the terms of our revolving credit facilities, we have the right to increase our borrowing capacity by $50 million. The Company pays commitment fees on the undrawn portion of these facilities, depending upon the ratio of Funded Debt to Earnings Before Income Taxes, Depreciation and Amortization (EBITDA), which was calculated at 0.25% at December 31, 2007. Availability under our credit facilities is reduced by the amount of outstanding letters of credit and borrowings. There were no borrowings outstanding under these facilities as of December 31, 2007 or 2006. The Company had letters of credit outstanding of $18.9 million under the revolving credit facilities and a total available borrowing capacity of $66.1 million at December 31, 2007. The letters of credit, which support contract performance and warranties, expire at various dates through December 8, 2011. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at December 31, 2007.

Export Sales Facility. In June 2007, the Company entered into an export sales credit facility with a total borrowing capacity of $10.0 million. The facility, which will expire on June 15, 2010, is partially guaranteed by the US Export-Import Bank and is subject to certain borrowing base limitations. Interest on borrowings under the facility is either (1) the lender’s prime rate less 0.50% or (2) the London Interbank Offered Rate plus 1.35%, at the company’s election. The Company pays an annual fee of $75,000 for this facility. As of December 31, 2007, the Company had a total available borrowing capacity of $9.2 million and outstanding letters of credit of $756,000 under this facility.

Other. At December 31, 2007, the Company had unsecured letters of credit and bonds totaling $875,000 related to its foreign subsidiaries. We were in compliance with all restrictive debt covenants under our outstanding credit facilities as of December 31, 2007.

Although no assurances can be given, we believe that our operating cash flow, supported by our borrowing capacity, will be adequate to fund operations for at least the next twelve months. Should we decide to pursue acquisition opportunities, the determination of our ability to finance these acquisitions will be a key element of the analysis of the opportunities.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standard Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which was effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The adoption of this standard on its January 1, 2007 effective date did not have any impact on the Company’s consolidated results of operations, financial position or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which was effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The adoption of this standard on January 1, 2007 did not have any impact on the Company’s consolidated results of operations, financial position or cash flows.

In March 2006, the EITF issued EITF No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-03 requires that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principle Board Opinion No. 22. In addition, if any of such taxes are reported on a gross basis, a company should disclose, on an aggregate basis, the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amount are significant. This issue applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company currently reports revenue on a net basis. The adoption of EITF 06-03 on January 1, 2007 did not have any effect on the Company’s consolidated results of operations, financial position or cash flows.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In September 2006, the FASB issued Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP AUG AIR-1 was effective for the fiscal year beginning after December 15, 2006. As of December 31, 2006, the Company had an accrual of approximately $500,000 related to its membranes’ maintenance and replacements. The adoption of FSP AUG-AIR-1 as of its effective date of January 1, 2007 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which became effective as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures of fair value measurements. The Company adopted the standard on January 1, 2008. There was no material impact on the Company’s consolidated results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 establishes a two-stage requirement for a public company to (1) recognize the funded status of a pension or postretirement benefit plan on the balance sheet and disclose the related information and (2) measure both the plan’s assets and benefit obligations as of the Company’s fiscal year end date. The Company adopted SFAS No. 158 as of December 31, 2006. There was no material impact on the Company’s consolidated results of operations, financial position or cash flows resulting from the adoption of the standard.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the US Securities and Exchange Commission’s views regarding the process of quantifying materiality of financial statements. SAB No. 108 was effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company adopted it on the effective date December 31, 2006. There was no impact of this provision on the Company’s consolidated results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115,” which permits entities to choose to measure eligible items at fair value at specified election dates. If it elects to adopt the standard, a business entity shall report unrealized gains and losses on items for which the fair value has been elected in earnings at each subsequent reporting date. On the effective date January 1, 2008, the Company has elected not to adopt SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(Revised 2007), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. SFAS No. 141(R) changed the method of applying the acquisition method of accounting in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). The Company is in the process of evaluating the impact of SFAS No. 141(R), if any, on the Company’s consolidated results of operations, financial position and cash flows and will adopt it on its effective date, January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The Company is in the process of evaluating the impact of SFAS No. 160, if any, on the Company’s consolidated results of operations, financial position and cash flows and will adopt it on its effective date, January 1, 2009.

In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease classification or Measurement under Statement 13,” FSP No. 157-1 amends SFAS No. 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141(R), “Business Combinations,” regardless of whether those assets and liabilities are related to leases. FSP No. 157-1 is effective upon the initial adoption of SFAS No. 157. The Company adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. There was no impact on the Company’s consolidated results of operations, financial position or cash flows upon the adoption of FSP No. 157-1.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP defers the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within its scope. FSP No. 157-2 is effective upon issuance date of February 12, 2008. The Company adopted FSP No. 157-2 on February 12, 2008 and there was no impact on the Company’s consolidated results of operations, financial position or cash flows upon this adoption.

Item 7A. Quantitative	and Qualitative Disclosures About Market Risk

Exchange rate

Our operations are conducted around the world in a number of different countries. Accordingly, our earnings and cash flow are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions are related to operations in Canada, UK and Japan. In Canada, most of the sales contracts and the related costs incurred are denominated in Canadian dollars, which mitigates risks associated with currency fluctuations. In the UK, many of our sales contracts and material purchases are denominated in a currency other than British pounds sterling, primarily US dollars and Euros, whereas our engineering and overhead costs are principally denominated in British pounds sterling. In Japan, most contracts are denominated in US dollars and most costs incurred are in Japanese Yen. In the future, we may have additional foreign currency transactions related to the operations in Scandinavia and the Kingdom of Saudi Arabia as a result of our recent acquisitions and joint ventures.

We attempt to minimize our exposure to foreign currency exchange rate risk by requiring settlement in our functional currencies, when possible. We do not currently enter into forward contracts or other currency-related derivative hedge arrangements but may consider doing so if market conditions warrant.

Interest rate

Our financial instruments are subject to changes in interest rates, including our revolving credit facilities, and our working capital facility for export sales. As of December 31, 2007, we did not have any borrowings outstanding under our revolving credit facilities or the working capital facility for export sales.

Based on past market movements and anticipated near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material.

Item 8. Financial	Statements and Supplementary Data

Our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005, as applicable, along with the reports of our management and our Independent Registered Public Accounting Firm, are set forth below.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is not effective based on those criteria, because of the effect of a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The Company did not maintain an effective Foreign Corrupt Practices Act (FCPA) compliance program. The Company’s policies and procedures were not sufficient to give reasonable assurance that matters involving potential violations of the FCPA were appropriately identified, reported, and evaluated. As a result of this material weakness, payments were made that were not in accordance with the Company’s policies and procedures.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears beginning on page 52 of this annual report.

John U. Clarke

Chairman and Chief Executive Officer

March 17, 2008

Bradley P. Farnsworth

Senior Vice President and Chief Financial Officer

March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NATCO Group Inc:

We have audited the accompanying consolidated balance sheets of NATCO Group Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II- Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NATCO Group Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 2, 3, and 9 to the consolidated financial statements, the Company changed its accounting for share-based payment transactions and postretirement benefits in 2006, planned major maintenance activities in 2007 and income tax uncertainties in 2007, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Houston, Texas

March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NATCO Group Inc:

We have audited NATCO Group Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting on page 49. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The Company’s policies and procedures were not sufficient to identify, report, and evaluate potential violations of the Foreign Corrupt Practices Act.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007 of NATCO Group Inc. and subsidiaries. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 17, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, NATCO Group Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    KPMG LLP

Houston, Texas

March 17, 2008

NATCO GROUP INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2007	December 31, 2006
		As Adjusted (Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$63,577	$35,238
Trade accounts receivable, less allowance for doubtful accounts of $1,435 and $1,183 as of December 31, 2007 and 2006, respectively	139,054	116,165
Inventories, net	46,456	42,451
Deferred income tax assets, net	6,927	5,353
Income taxes receivable	1,498	—
Prepaid expenses and other current assets	3,768	5,075

Total current assets	261,280	204,282
Property, plant and equipment, net	46,651	34,603
Goodwill, net	99,469	80,893
Deferred income tax assets, net	3,373	1,203
Intangible and other assets, net	12,940	1,392

Total assets	$423,713	$322,373

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and other	$51,552	$36,111
Accrued expenses	61,298	53,178
Customer advanced billings and payments	35,652	35,387
Other taxes payable	2,478	1,236

Total current liabilities	150,980	125,912
Long-term deferred tax liabilities	3,418	611
Postretirement benefits and other long-term liabilities	9,192	7,809

Total liabilities	163,590	134,332

Commitments and contingencies (See Note 13)
Minority interest	1,226	874
Series B redeemable convertible preferred stock, $.01 par value; 15,000 shares authorized, 9,915 and 15,000 issued and outstanding (net of issuance costs) as of December 31, 2007 and 2006, respectively	9,401	14,222
Stockholders’ equity:
Preferred stock $.01 par value. Authorized 5,000,000 shares (of which 500,000 are designated as Series A and 15,000 are designated as Series B); no shares issued and outstanding (except Series B Preferred Shares above)	—	—
Series A preferred stock, $.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,646,778 and 17,357,557 shares issued and outstanding as of December 31, 2007 and 2006, respectively	186	174
Additional paid-in capital	140,527	113,340
Retained earnings	101,739	56,681
Treasury stock, 1,168 and no shares as of December 31, 2007 and 2006, respectively	(59)	—
Accumulated other comprehensive income	7,103	2,750

Total stockholders’ equity	249,496	172,945

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$423,713	$322,373

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2007	2006	2005
		As Adjusted (Note 3)
Revenue:
Products	$445,828	$426,826	$320,943
Services	124,287	92,215	79,543

Total revenue	$570,115	$519,041	$400,486
Cost of goods sold and services:
Products	$337,966	$336,395	$260,820
Services	68,610	45,654	42,540

Total cost of goods sold and services	$406,576	$382,049	$303,360

Gross profit	$163,539	$136,992	$97,126
Selling, general and administrative expense	85,587	71,508	60,409
Depreciation and amortization expense	6,140	5,494	5,226
Closure, severance and other	(227)	2,511	2,663
Interest expense	355	2,135	3,815
Net periodic cost on postretirement benefit liability	2	—	767
Interest income	(2,219)	(532)	(86)
Minority interest	295	337	—
Income from unconsolidated investment	(117)	—	—
Other, net	2,179	(1,534)	1,939

Income from continuing operations before income taxes	$71,544	$57,073	$22,393
Income tax provision	25,219	19,361	7,990

Net income	$46,325	$37,712	$14,403
Preferred stock dividends	1,267	1,500	1,500

Net income available to common stockholders	$45,058	$36,212	$12,903

Earnings per share:
—Basic	$2.55	$2.14	$0.80

—Diluted	$2.36	$1.96	$0.78

Weighted average number of shares outstanding:
—Basic	17,653	16,904	16,163
—Diluted	19,622	19,255	16,565

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Earnings As Adjusted (Note 3)	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity As Adjusted (Note 3)
Balances at December 31, 2004	15,890,534	$158	$97,044	$7,566	$(8,335)	$94	$96,527
Restricted stock issuance	173,307	3	77	—	2,360	—	2,440
Stock options exercised	740,150	7	1,666	—	5,009	—	6,682
Stock issued upon warrants exercised	110,061	1	1,029	—	944	—	1,974
Tax benefit associated with share-based compensation	—	—	1,855	—	—	—	1,855
Preferred stock dividends paid	—	—	—	(1,500)	—	—	(1,500)
Net income	—	—	—	14,403	—	—	14,403
Foreign currency translation adjustment, net of tax	—	—	—	—	—	342	342

Total comprehensive income							14,745

Balances at December 31, 2005	16,914,052	$169	$101,671	$20,469	$(22)	$436	$122,723
Restricted stock issuance	66,041	1	(1)	—	—	—	—
Treasury shares acquired	(21,124)	—	—	—	(750)	—	(750)
Stock options exercised	398,588	4	2,745	—	772	—	3,521
Tax benefit associated with share-based compensation	—	—	4,458	—	—	—	4,458
Preferred stock dividends paid	—	—	—	(1,500)	—	—	(1,500)
Share-based compensation	—	—	4,467	—	—	—	4,467
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	—	1,475	1,475
Net income	—	—	—	37,712	—	—	37,712
Foreign currency translation adjustment, net of tax	—	—	—	—	—	839	839

Total comprehensive income							38,551

Balances at December 31, 2006	17,357,557	$174	$113,340	$56,681	$—	$2,750	$172,945
Restricted stock issuance	111,530	1	(1)	—	—	—	—
NATCO Norway AS acquisition	197,064	2	10,301				10,303
Treasury shares acquired	(5,908)	—	—	—	(350)	—	(350)
Common stock issuance on Series B Preferred Shares conversion	651,502	6	4,810	—	—	—	4,816
Stock options exercised	335,033	3	3,328	—	291	—	3,622
Tax benefit associated with share-based compensation	—	—	4,237	—	—	—	4,237
Preferred stock dividends paid	—	—	—	(1,267)	—	—	(1,267)
Share-based compensation	—	—	4,512	—	—	—	4,512
Net income	—	—	—	46,325	—	—	46,325
Foreign currency translation adjustment, net of tax	—	—	—	—	—	3,534	3,534
Other comprehensive income, net of tax	—	—	—	—	—	819	819

Total comprehensive income							50,678

Balances at December 31, 2007	18,646,778	$186	$140,527	$101,739	$(59)	$7,103	$249,496

See accompanying notes to consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2007	2006	2005
		As Adjusted (Note 3)
Cash flows from operating activities:
Net income	$46,325	$37,712	$14,403
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(3,847)	(755)	(23)
Depreciation and amortization expense	6,140	5,494	5,226
Non-cash interest expense	120	225	455
Write-off of unamortized loan costs	—	160	—
Net periodic cost on postretirement benefit liability	2	—	767
Net payments on postretirement benefit liability	(657)	(702)	(1,517)
(Gain) Loss on the sale of property, plant and equipment	93	238	(1,017)
Revaluation of warrants	—	—	1,778
Excess tax benefit of share-based compensation	317	219	1,855
Share-based compensation expense	4,512	4,467	2,432
Minority interest	295	337	—
Income from unconsolidated investment	(117)	—	—
Gain on sale of investment	—	(2,464)	—
Change in assets and liabilities:
Increase in trade accounts receivable	(20,099)	(543)	(30,866)
(Increase) decrease in inventories	(2,768)	(4,977)	1,518
Decrease (increase) in prepaid expenses and other current assets	1,116	(1,621)	(246)
(Increase) decrease in other income taxes	(1,601)	379	(534)
(Increase) decrease in long-term assets and liabilities	1,007	855	(1,025)
Increase (decrease) in trade accounts payable and other	15,950	(12,090)	1,121
Increase in accrued expenses	4,050	8,069	16,454
(Decrease) increase in customer advanced billings and payments	(1,209)	17,052	7,981

Net cash provided by operating activities	49,629	52,055	18,762

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(15,343)	(6,576)	(3,545)
Proceeds from sales of property, plant and equipment	32	60	2,370
Proceeds from sale of investment	—	3,000	—
Acquisitions, net of cash acquired	(15,133)	(412)	—

Net cash used in investing activities	(30,444)	(3,928)	(1,175)

Cash flows from financing activities:
Change in bank overdrafts	2,011	(492)	2,224
Repayments of long-term debt (term loan and revolving credit facilities)	—	(27,393)	(17,864)
Proceeds from stock issuances related to stock options, net	3,336	3,519	6,692
Excess tax benefit of share-based compensation	3,920	4,239	—
Dividends paid	(1,267)	(1,500)	(1,500)
Deferred financing costs	(88)	(454)	(118)
Treasury shares acquired	(313)	(750)	—

Net cash provided by (used in) financing activities	7,599	(22,831)	(10,566)

Effect of exchange rate changes on cash and cash equivalents	$1,555	$744	$(17)

Increase in cash and cash equivalents	28,339	26,040	7,004
Cash and cash equivalents at beginning of period	35,238	9,198	2,194

Cash and cash equivalents at end of period	$63,577	$35,238	$9,198

Cash paid for interest	$265	$1,309	$3,105
Cash paid for income taxes	$26,171	$14,545	$7,037

The accompanying notes are an integral part of these consolidated financial statements.

N ATCO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Basis of Presentation

NATCO Group Inc. is one of the leading providers of process equipment, systems and services used in the production of oil and gas. The Company has designed, manufactured and marketed production equipment and has provided related services for over 80 years. The Company’s production equipment is used onshore and offshore in most major oil and gas producing regions of the world. References to “NATCO” and “the Company” are used throughout this document and relate collectively to NATCO Group Inc. and our consolidated subsidiaries.

The consolidated financial statements include the accounts of the Company and all of our majority-owned or controlled subsidiaries. All material inter-company balances and transactions are eliminated in consolidation. We account for investments we own from 20% to 50% and exercise significant influence over operation and financial policies using the equity method. The preparation of financial statements requires the Company’s management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2) Summary of Significant Accounting Policies

Use of Estimates. The Company’s management has made estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the amounts of revenue and expenses recognized during the period to prepare these financial statements in conformity with the US generally accepted accounting principles. Actual results could differ from those estimates. Some of the Company’s more significant estimates are those affected by critical accounting policies for revenue recognition, warranty, goodwill impairment and share-based compensation.

Cash Equivalents. The Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk. Financial instruments which potentially subject the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” consist primarily of trade receivables. The Company grants credit to our customers by performing initial and periodic credit evaluation of our customers’ financial condition and typically do not require collateral for their receivables. Per management’s evaluation, concentration of credit risk related to trade receivables is limited due to the large and diversified number of customers comprising the Company’s customer base. For the years ended December 31, 2007, 2006 and 2005, no customer provided more than 10% of the Company’s consolidated revenues.

Trade Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable is recorded at the invoiced amount. Our portfolio of receivables is comprised primarily of accounts of major national and international corporate entities with stable payment experience. The Company provides an allowance for uncollectible accounts, as necessary, that is specifically identified on a case by case basis. We review the allowance for doubtful accounts on a monthly basis by evaluating past due balances based on contractual terms in order to assess collectability of the receivable. Trade accounts receivable balances are charged to the allowance for doubtful accounts if collectability is determined to be remote.

Inventories. Inventories are stated at the lower of cost or market, net of reserves. For our US operations excluding Automation & Controls and our pilotless burner joint venture, inventory cost is determined using the last-in, first-out (“LIFO”) method. The Automation & Controls segment uses “the weighted-average” cost method. Our international subsidiaries and our pilotless burner joint venture, a consolidated company in the US, use the first-in, first-out (“FIFO”) method. On a quarterly basis, the Company reviews its slow-moving inventory items and items with no usage to determine the potential for obsolescence. Reserves are then established based either on a case by case basis or on management’s assessments about future demands and market conditions.

Prepaid Expense and Other Current Assets. Prepaid expense and other current assets include prepayments for insurance, utilities, rent, etc. and are amortized on a pro-rata basis over the periods benefited.

Property, Plant and Equipment. Property, plant and equipment are capitalized at original cost and stated at original cost less an allowance for depreciation. The depreciable basis is depreciated over the estimated useful life of the asset using the straight-line method. Maintenance and repair costs are expensed as incurred; renewals and betterments are capitalized. Upon the sale or retirement of properties, the accounts are relieved of the cost and the related accumulated depreciation and any resulting gain or loss is recorded in the consolidated statement of operations. See Note 6, Property, Plant and Equipment.

Long-Lived Assets. The Company reviews our long-lived assets to be held and used for impairment annually or more frequently if circumstances indicate that an impairment condition may exist (that is, when the carrying value of long-lived assets exceeds its fair value), as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment of long-lived assets is recognized only if the carrying value of long-lived assets exceeds its fair value and is not recoverable (the carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset). An impairment loss, measured as the amount by which the carrying value of the long-lived asset exceeds its fair value, is recorded in the consolidated statement of operations and is not allowed to be restored in later periods.

Long-lived assets were evaluated for impairment at December 31, 2007. Based on this evaluation, the Company’s management believes that no impairment of long-lived assets existed as of December 31, 2007.

Goodwill. Goodwill is reviewed for possible impairment on an annual basis, during the fourth quarter of the fiscal year, or more frequently if circumstances indicate that an impairment may exist. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company identifies separate reporting units and determines their net carrying value as well as their fair value. Fair value is calculated using the discounted projected future cash flows at the Company’s weighted average cost of capital and is based on a set of management assumptions made at the time the evaluation is conducted. The fair value of a reporting unit is then compared to its net carrying value, including goodwill, to determine whether or not an impairment has occurred at the reporting unit level. If the carrying value of a reporting unit exceeds its fair value, an impairment is indicated. An additional test is then performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit’s assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, the Company would record an impairment loss as a reduction in goodwill and a charge to the period’s operating results.

As of December 31, 2007, goodwill was tested for impairment as required by SFAS No. 142. Based on this testing, the Company’s management believes that no impairment of goodwill existed as of December 31, 2007. See Note 7, Goodwill and Intangible Assets.

Leases. The Company has operating leases covering various facilities and pieces of equipment and records operating expenses based on SFAS 13 “Accounting for Leases.” For a discussion of the Company’s operating leases, see Note 13, Commitments and Contingencies.

Intangible Assets. Intangible assets include deferred financing costs, patents, customer lists and other. Deferred financing costs are amortized over the term of the related debt agreements. Patents, customer lists and other intangible assets are amortized on a straight-line basis over the asset’s estimated useful life, ranging from four and a half to 17 years.

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

Revenue Recognition. In general, we recognize revenues and related costs when products are shipped and services are rendered for (1) time and materials and service contracts, (2) manufactured goods produced in standard manufacturing operations and sold in the ordinary course of business through regular marketing channels and (3) certain customized manufactured goods that are smaller jobs with less customization, making them similar to such standard manufactured goods (that is, contracts valued at less than or equal to $250,000 or having contract durations of four months or less). In addition, in compliance with the requirements of AICPA Statement of Position 81-1, “Accounting for Performance of Certain Production-Type Contracts” (SOP 81-1), we recognize revenues using the percentage of completion method on contracts greater than $250,000 and having contract durations in excess of four months that represent (1) customized, engineered orders of our products that qualify for such treatment and (2) all Automation & Controls segment equipment fabrication and sales projects that qualify for such treatment. The Automation & Controls segment also applies the percentage of completion method to recognize revenues, regardless of contract value or duration, associated with customized products fabricated to order pursuant to a large number of smaller contracts with durations of two to three months, with occasional large systems projects of longer duration. Factors to support using the percentage of completion method include: (1) the segment does not produce standard units or maintain an inventory of similar products for sale, (2) nature of the segment’s equipment fabrication and sales operations and (3) the potential for wide variations in our results of operations that could occur from applying the “as shipped” methodology as it relates to smaller contracts for these customized, fabricated goods.

Earned revenue is based on the percentage that incurred costs to date relate to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which the changes become known. Earned revenue reflects the original contract price adjusted for agreed claims and change order revenues, if any. Losses expected to be incurred on jobs in progress, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. We report our revenue net of any tax that is assessed by a governmental authority and directly imposed on a revenue producing transaction. In some instances, customers are billed in advance of services performed or products manufactured, and the Company recognizes the associated liability as deferred revenue.

Share-Based Compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this method, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an operating expense on a straight-line basis over the requisite service period. In addition, share-based compensation cost recognized includes compensation cost for unvested share-based awards as of January 1, 2006. According to SFAS No. 123R the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits) is reported as a financing cash flow rather than as an operating cash flow.

Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” using the intrinsic value method and reported the entire tax benefit related to the exercise of stock options as an operating cash flow. See Note 16, Share-Based Compensation.

Earnings per Share (EPS). According to SFAS No. 128, “Earnings per Share,” basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding for the period and any incremental shares associated with (1) stock options and awards determined by using the “Treasury method” and (2) convertible preferred stock determined by applying the “if-converted” method. Net income available to common stockholders represents net income less convertible preferred stock dividends accrued. Since January 1, 2006, our calculation of the weighted average number and the total assumed proceeds has been in accordance with SFAS No. 123R and SFAS 128. See Note 17, Earnings Per Share.

Research and Development. Research and development cost is charged to operations in the year incurred. The cost of equipment used in research and development activities which has alternative uses is capitalized as equipment and not treated as an expense of the period. Such equipment is depreciated over estimated lives of five to ten years.

Product Warranty Cost. Product warranty cost is estimated as a percentage of revenue based on historical claims data or, in the absence of historical claims experience, management’s estimates. Estimated future warranty obligations related to our manufactured products are charged to cost of goods sold in the period in which the related revenue is recognized. Additionally, the Company provides some of its customers with letters of credit covering potential warranty claims on a case by case basis.

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

Financial Instruments. The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The carrying values of these financial instruments approximate their respective values as they are either short-term in nature or carry variable interest rates that approximate market rates.

Comprehensive Income. Comprehensive income, as defined by SFAS No. 130, “Reporting Comprehensive Income,” includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. The Company includes unrealized gains (losses) related to foreign currency translation adjustments in comprehensive income.

Foreign Currency—Translation Adjustment and Transaction Gains (Losses). Financial statements of foreign subsidiaries that have functional currencies other than the US dollar are translated into their US dollar equivalents at period end exchange rates for balance sheet accounts and the weighted average exchange rate for the period for statement of operations accounts. The currency translation adjustment gain or loss resulting from such translations are deferred and included as currency translation adjustment in Other comprehensive income (loss) as a separate component of stockholders’ equity. Certain transactions remain open and are not settled at the period-end date and therefore are re-measured using the period-end exchange rate. The resulting gain or loss from these foreign currency transactions are included in Other, net in the Company’s consolidated statements of operations.

Investment in Other Entities. The Company has entered into joint ventures with certain international companies that are accounted for under the equity method. The investments are originally recorded at cost and adjusted to recognize the Company’s proportionate share of net income (loss) and dividend distributions from the joint ventures, if any. The Company records its proportionate share of the joint ventures’ income (loss) in the same period in which the joint ventures generate income (loss).

Minority Interest. The Company consolidates entities in which we have a controlling financial interest. We recognize the portion of income (losses) related to the ownership of the minority interest partners in our consolidated joint ventures as expense (income) and classify this expense (income) as “Minority interest” in our consolidated statements of operations.

Postretirement Benefits. SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires that we recognize, on a prospective basis, the funded status of our postretirement benefit on the consolidated balance sheet and recognize as a component of accumulated other comprehensive income (loss), net of tax, the gain or loss and prior service cost or credit that arise during the period but are not recognized as components of net periodic benefit cost. The Company adopted SFAS No. 158 as of December 31, 2006. See Note 11, Postretirement Benefits.

(3) Change in Accounting Principle

As of January 1, 2007, the Company changed our method of accounting for planned major maintenance activities from the accrue-in-advance method to the permitted direct expense method, as required by FSP No. AUG AIR-1. Previously, the Company accrued for the cost of upcoming periodic replacements or maintenance of membranes, used in gas processing facilities owned by us, in advance of performing the related replacements or maintenance, based on historical membrane replacements and/or maintenance. Costs expected to be paid in the future were classified as a current liability. Under the direct expense method, costs actually incurred are expensed in the same period they are incurred.

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

The following tables present the effect of the retrospective application of this change in accounting principle on the Company’s consolidated financial statements for the periods presented:

NATCO GROUP INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET

	As of December 31, 2006
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(in thousands)
ASSETS
Current assets	$204,450	$(168)	$204,282
Long term assets	118,091	—	118,091

Total assets	$322,541	$(168)	$322,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$126,913	$(464)	$126,449
Long-term liabilities	8,420	—	8,420

Total liabilities	$135,333	$(464)	$134,869

Minority interest	$337	$—	$337
Series B redeemable convertible preferred stock	14,222	—	14,222
Total stockholders’ equity	172,649	296	172,945

Total liabilities and stockholders’ equity	$322,541	$(168)	$322,373

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2006
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(in thousands, except for per share data)
Total revenue	$519,041	$—	$519,041
Total cost of goods sold and services	381,643	406	382,049

Gross profit	$137,398	$(406)	$136,992
Income before income taxes	$57,479	$(406)	$57,073
Income tax provision	19,508	(147)	19,361

Net income	$37,971	$(259)	$37,712
Preferred stock dividends	1,500	—	1,500

Net income available to common stockholders	$36,471	$(259)	$36,212

Earnings per share:
—Basic	$2.16	$(0.02)	$2.14
—Diluted	$1.97	$(0.01)	$1.96

	For the Year Ended December 31, 2005
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(in thousands, except for per share data)
Total revenue	$400,486	$—	$400,486
Total cost of goods sold and services	303,702	(342)	303,360

Gross profit	$96,784	$342	$97,126
Income before income taxes	$22,051	$342	$22,393
Income tax provision	7,866	124	7,990

Net income	$14,185	$218	$14,403
Preferred stock dividends	1,500	—	1,500

Net income available to common stockholders	$12,685	$218	$12,903

Earnings per share:
—Basic	$0.78	$0.02	$0.80
—Diluted	$0.77	$0.01	$0.78

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2006
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(in thousands)
Cash flows from operating activities:
Net income	$37,971	$(259)	$37,712
Total adjustments to net income	14,084	259	14,343

Net cash provided by operating activities	52,055	—	52,055
Cash flows from investing activities:
Net cash used in investing activities	(3,928)	—	(3,928)
Cash flow from financing activities:
Net cash used in financing activities	(22,831)	—	(22,831)
Effect of exchange rate changes on cash and cash equivalents	744		744

Net increase in cash and cash equivalents	26,040	—	26,040
Cash and cash equivalents at beginning of period	9,198		9,198

Cash and cash equivalents at end of period	$35,238	$—	$35,238

	For the Year Ended December 31, 2005
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(in thousands)
Cash flows from operating activities:
Net income	$14,185	$218	$14,403
Total adjustments to net income	4,577	(218)	4,359

Net cash provided by operating activities	18,762	—	18,762
Cash flows from investing activities:
Net cash used in investing activities	(1,175)	—	(1,175)
Cash flow from financing activities:
Net cash used in financing activities	(10,566)	—	(10,566)
Effect of exchange rate changes on cash and cash equivalents	(17)		(17)

Net increase in cash and cash equivalents	7,004	—	7,004
Cash and cash equivalents at beginning of period	2,194		2,194

Cash and cash equivalents at end of period	$9,198	$—	$9,198

(4) Inventories

Inventories consisted of the following amounts:

	As of December 31,
	2007	2006
	(in thousands)
Finished goods	$15,100	$10,879
Work-in-process	18,387	18,064
Raw materials and supplies	23,003	20,948

Inventories at FIFO, LIFO and weighted average	56,490	49,891
Inventory reserves	(10,034)	(7,440)

Net inventories	$46,456	$42,451

Inventory reserves consisted of the following amounts:

	As of December 31,
	2007	2006
	(in thousands)
LIFO	$8,993	$7,134
Obsolescence, slow moving and other	1,041	306

Total Inventory reserves	$10,034	7,440

LIFO reserve balance at December 31, 2006		$7,134
Increase in LIFO reserve(1)		1,859

LIFO reserve balance at December 31, 2007		$8,993

(1)	Increase in LIFO reserve in 2007 related primarily to an increase in inventory and an increase in the price of our raw materials, labor and overhead. There were no reductions in LIFO layers for the years ended December 31, 2007 or 2006.

The Company’s net inventories as of December 31, 2007 and 2006 by valuation method were:

	As of December 31,
	2007	2006
	(in thousands)
FIFO	$8,635	$5,874
Weighted average cost	570	725
LIFO	37,251	35,852

Net inventories	$46,456	$42,451

(5) Costs and Estimated Earnings on Uncompleted Contracts

	As of December 31,
	2007	2006
	(in thousands)
Costs incurred on uncompleted contracts	$255,584	$122,962
Estimated earnings	99,864	38,050

	355,448	161,012
Less billings to date	338,667	156,711

	$16,781	$4,301

Included in accompanying balance sheets under the following captions:
Trade accounts receivable	$45,438	$35,407
Customer advanced billings and payments	(28,657)	(31,106)

	$16,781	$4,301

(6) Property, Plant and Equipment

The components of property, plant and equipment were:

	Estimated Useful Lives (Years)	As of December 31,
		2007	2006
		(in thousands)
Land and improvements		$1,870	$1,736
Buildings and improvements	20 to 40	14,272	13,268
Machinery and equipment	3 to 12	43,151	41,628
Office furniture and equipment	3 to 12	8,879	6,580
Leasehold improvements	10	2,552	—
Less: accumulated depreciation		(33,245)	(28,609)
Construction in progress		9,172	—

Property, plant and equipment, net		$46,651	$34,603

Depreciation expense was $5.9 million, $5.3 million and $5.2 million, respectively, for the years ended December 31, 2007, 2006 and 2005. The Company leases certain machinery and equipment to our customers under short-term operating lease arrangements, generally for periods not to exceed one year, with certain options to extend up to three years. These operating lease arrangements often result in the sale of the equipment within one year. The Company recorded depreciation expense related to these leased assets of $292,000, $341,000 and $405,000, for the years ended December 31, 2007, 2006 and 2005, respectively. While an asset is under lease, the Company records depreciation expense based upon the asset’s estimated useful life. Net book value of these leased assets was $732,000 and $466,000 at December 31, 2007 and 2006, respectively, and was included in the accompanying consolidated balance sheet under the caption “Other Current Assets,” as the Company intends to sell the assets within one year, or place the assets in used equipment inventory upon return from the lessee. Lease income of $1.2 million, $900,000 and $700,000, was included in revenue for the Oil & Water Technologies segment for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2006, the Company signed an operating lease for the corporate headquarters building in Houston, Texas in which the lease term started on November 15, 2007. The Company incurred certain capitalizable cost to render the building ready for its intended use. Leasehold improvements are amortized over the term of the lease.

(7) Goodwill and Intangible Assets

Goodwill

Net goodwill by segment for the years ended December 31, 2007 and 2006 was:

	As of December 31,
	2007	2006
	(in thousands)
Oil & Water Technologies	$48,329	$47,447
Gas Technologies	$46,756	$29,062
Automation & Controls	$4,384	$4,384

Total	$99,469	$80,893

The increase in goodwill in the year ended December 31, 2007 was primarily due to our acquisition of NATCO Norway AS in December 2007. The entire goodwill amount of $17.4 million was allocated to the Gas Technologies segment.

Changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2006	$80,893
Goodwill associated with the acquisition	17,354
Foreign currency translation	1,222

Balance at December 31, 2007	$99,469

As no impairment of goodwill was indicated based on the testing performed by management, no impairment charge was recorded as of December 31, 2007 and 2006.

Intangible assets

Intangible and amortizable assets subject to amortization as of December 31, 2007 and 2006 were:

	As of December 31, 2007		As of December 31, 2006
Type of Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Deferred financing costs	$946	$506	$858	$386
Patents	6,532	202	585	135
Customer lists	5,579	—	—	—
Other	770	355	693	223

Total	$13,827	$1,063	$2,136	$744

Patents, customer lists and other intangible assets in the year ended December 31, 2007 increased primarily due to our acquisition of NATCO Norway AS in December 2007. The aggregate amount of the acquired intangible assets was $11.5 million, consisting of $5.9 million in patents and customer lists of $5.6 million.

The Company amortizes the acquired intangible assets with definite lives not to exceed 15 years. Our other intangible assets are amortized using the following useful lives: Deferred financing costs—five years, Patents—up to 17 years and Other, consisting of a variety of licenses and trademarks, from four and a half to 11.5 years.

Amortization and interest expense related to these intangible assets was $319,000, $377,000 and $527,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated aggregate amortization and interest expense for these intangible assets for the following five fiscal years is: 2008-$1.1 million; 2009-$1.1 million; 2010-$1.0 million; 2011-$919,000; and 2012-$840,000.

The acquired intangible assets were allocated to the Gas Technologies segment.

(8) Accrued Expense

Accrued expense consisted of:

	As of December 31,
	2007	2006
	(in thousands)
		As Adjusted (Note 3)
Compensation and benefits	$13,776	$12,523
Insurance reserve	4,163	3,046
Product warranty	3,265	3,866
Project cost	32,011	27,217
Closure, severance and other	445	2,444
Sales and property taxes and other	7,638	4,082

Totals	$61,298	$53,178

A tabular reconciliation of the changes in the Company’s aggregate product warranty liability for the years ended December 31, 2007 and 2006, is set forth below (in thousands).

Balance at December 31, 2005	$2,773
Foreign currency translation	182
Payments/charges	(2,598)
Net accruals	3,509

Balance at December 31, 2006	$3,866

Foreign currency translation	68
Payments/charges	(3,120)
Net accruals	2,451

Balance at December 31, 2007	$3,265

(9) Income Taxes

The components of income before income taxes were:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
		(As Adjusted, Note 3)
United States	$53,578	$45,424	$12,845
Foreign	17,966	11,649	9,548

	$71,544	$57,073	$22,393

Income tax expense consisted of:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
		(As Adjusted, Note 3)
Current:
Federal	$18,849	$15,720	$5,738
State	703	983	342
Foreign	9,514	3,412	1,933

	$29,066	$20,115	$8,013

Deferred:
Federal	$(3,174)	$93	$(319)
State	(80)	(207)	168
Foreign	(593)	(640)	128

	(3,847)	(754)	(23)

Total	$25,219	$19,361	$7,990

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of these temporary differences and carryforwards were:

	As of December 31,
	2007	2006
	(in thousands)
	(As Adjusted, Note 3)
Deferred tax assets:
Postretirement benefit liability	$1,790	$2,631
Accrued liabilities and reserves	7,629	4,557
Net operating loss carryforwards	633	1,005
Accounts receivable	509	298
Fixed assets and intangibles	332	310
Foreign tax credit carryforward	3,001	1,174
Stock compensation expense	1,695	936
Other	72	271

Deferred tax assets	$15,661	$11,182
Less: Valuation allowance	—	103

Deferred tax assets, net of valuation allowance	$15,661	$11,079

Deferred tax liabilities:
Inventory	1,056	1,056
Long-term contracts	—	363
Fixed assets and intangibles	7,079	3,113
Unrealized foreign exchange gain	509	418
Other	135	184

Deferred tax liabilities	$8,779	$5,134

Net deferred tax assets	$6,882	$5,945

Based upon the level of historical taxable income and projected future taxable income over the periods to which our deferred tax assets are deductible in the applicable tax jurisdictions, we believe it is more likely than not we will realize the benefits of these deductible differences and carryforwards at December 31, 2007. However, the amount of the deferred tax asset considered realizable, and thus the amount of valuation allowances, could change if future taxable income differs from our projections in the applicable tax jurisdictions.

Other deferred tax assets of $103,000 that had a full valuation allowance as of December 31, 2006 were written off during the year without any income tax effects.

The Company has a tax benefit of US net operating loss (“NOL”) carryforwards of $349,000 that is available to offset future taxable income through 2021. The US NOL carryforwards are subject to annual limitations under Section 382 of the Internal Revenue Code. The Company has a tax benefit of UK NOL carryforwards of $259,000. This NOL carryforward may be carried forward indefinitely under current UK law. The Company also has a tax benefit of other foreign NOL carryforwards of $25,000.

The Company has foreign tax credit carryforwards of $3.0 million available to offset future US tax liabilities. If unutilized, the foreign tax credit carryforwards will expire in tax periods 2012 through 2018.

Income tax expense differs from the amount computed by applying the US federal income tax rate of 35% to income from continuing operations before income taxes, as set forth in the following reconciliation:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
		(As Adjusted, Note 3)
Income tax expense computed at statutory rate	$25,041	$19,976	$7,838
State income tax expense net of federal income tax effect	375	496	354
Tax rate differential on foreign operations	(7)	(200)	119
Revaluation of warrants	—	—	622
Permanent differences	174	378	257
Tax effect related to change in valuation allowance	—	(1,116)	(1,235)
Other miscellaneous adjustments	(364)	(173)	35

	$25,219	$19,361	$7,990

Cumulative undistributed earnings of foreign subsidiaries totaled $16.0 million as of December 31, 2007. The Company considers earnings from these foreign subsidiaries to be indefinitely reinvested and accordingly, no provision for US foreign or state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for US income tax purposes (subject to adjustment for foreign tax credits). Calculating the tax effect of distributing these earnings is not practicable at this time.

Effective January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company determined there was no cumulative effect on our financial statements related to adopting FIN 48.

As of January 1, 2007, the Company provided for a liability of $824,000 for unrecognized tax benefits related to various federal income tax matters. Any interest and penalties that may be incurred as part of this liability would be recognized as a component of interest expense and other expense, respectively. As of December 31, 2007, no interest or penalty expenses had been recognized. The Company’s US federal tax returns currently open to audit by the Internal Revenue Service relate to the years ending December 31, 2004 through 2006.

A reconciliation of the changes in the Company’s unrecognized tax benefits associated with FIN 48, included in the consolidated balance sheet liability account “Postretirement benefits and other long-term liabilities” for the year ended December 31, 2007 is set forth below (in thousands):

Balance at January 1, 2007	$824
Increase in unrecognized tax benefits from current period tax positions	96

Balance at December 31, 2007	$920

If recognized, the entire amount of the liability would affect the effective tax rate.

As of December 31, 2007, we believed that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within the next year.

(10) Long-term Debt

Revolving Credit Facilities. In July 2006, the Company terminated its prior term loan and revolving credit facilities and entered into a new revolving credit facilities agreement with a maturity of June 30, 2011 and a total borrowing capacity of $85.0 million. Additionally, pursuant to the terms of our revolving credit facilities, we have the right to increase our borrowing capacity by $50 million. The Company pays commitment fees on the undrawn portion of these facilities, depending upon the ratio of Funded Debt to EBITDA, which was calculated at 0.25% at December 31, 2007. Availability under our credit facilities is reduced by the amount of outstanding letters of credit and borrowings. There were no borrowings outstanding under these facilities as of December 31, 2007 or 2006. The Company had letters of credit outstanding of $18.9 million under the revolving credit facilities and a total available borrowing capacity of $66.1 million at December 31, 2007. The letters of credit, which support contract performance and warranties, expire at various dates through December 8, 2011. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at December 31, 2007.

Export Sales Facility. In June 2007, the Company entered into an export sales credit facility with a total borrowing capacity of $10.0 million. The facility, which will expire on June 15, 2010, is partially guaranteed by the US Export-Import Bank and is subject to certain borrowing base limitations. Interest on borrowings under the facility is either (1) the lender’s prime rate less 0.50% or (2) the London Interbank Offered Rate plus 1.35%, at the Company’s election. The Company pays an annual fee of $75,000 for this facility. As of December 31, 2007, the Company had a total available borrowing capacity of $9.2 million and outstanding letters of credit of $756,000 under this facility.

At December 31, 2007, the Company had unsecured letters of credit and bonds totaling $875,000 related to its foreign subsidiaries. We were in compliance with all restrictive debt covenants under our outstanding credit facilities as of December 31, 2007.

(11) Postretirement Benefits

Health care and life insurance postretirement benefits plans

The Company maintains postretirement benefit plans providing health care and life insurance benefits for retired employees of its Canadian subsidiary and of a predecessor company. These plans are accounted for in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The Company uses a December 31 measurement date for our postretirement benefit plans and has recorded a liability for the actuarially determined accumulated postretirement benefit obligation (APBO) associated with these plans.

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

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires that the funded status of our obligations associated with our health care and life insurance postretirement benefit plans be recognized in the balance sheet. As of December 31, 2006, the actuarially determined accumulated postretirement benefit obligation (“APBO”) was $7.1 million whereas the projected accrued benefit cost associated with our postretirement benefit plans already recorded on the Company’s balance sheet under SFAS No. 106 was $9.4 million. Therefore, the Company adjusted this liability as of December 31, 2006 by reducing postretirement benefit by $2.3 million and increasing the accumulated other comprehensive income (AOCI) and deferred tax assets accounts by $1.5 million and $840,000, respectively.

In our consolidated statement of stockholders’ equity and comprehensive income for the year ended December 31, 2006, we inadvertently included the adjustment to initially apply SFAS No. 158, net of tax, of $1.5 million in other comprehensive income. This resulted in other comprehensive income and total comprehensive income balances being overstated by $1.5 million, while the total stockholders’ equity balance was not affected. The Company does not view this matter as material to our consolidated financial statements. Other comprehensive income and total comprehensive income for the year ended December 31, 2006 were adjusted to reflect the appropriate presentation of the account balances as of December 31, 2006.

The Company made changes to the plans in 2007 by which the Company’s contribution in respect of the retiree medical and life insurance plans shall be frozen, effective January 1, 2008 at the level of 2007 expenses incurred and claims paid. The retirees or covered dependents, will bear any future costs escalations or excess claims to be paid, as applicable. The Company recorded the plan amendments resulting in a net actuarially determined reduction in the APBO of $1.9 million as of December 31, 2007. The Company increased the AOCI and deferred tax asset accounts by $1.2 million and approximately $700,000, respectively.

Net periodic cost on postretirement benefit liability:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Service cost	$8	$—	$—
Interest cost	429	430	761
Amortization of prior service cost	(1,576)	(1,576)	(707)
Amortization of net loss	942	1,146	713
Adjustment(1)	199	—	—

Net periodic cost on postretirement benefit liability	$2	$—	$767

(1)	Adjustment made during 2007 represents liability associated with our Canadian employees.

Changes in benefit obligations recognized in OCI:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Prior service cost (credit)(1)	$(1,920)	$(13,885)	$—
Net loss	—	11,099	—
Amortization of prior service cost	1,576	1,576	—
Amortization of net loss	(942)	(1,146)	—

Total recognized in AOCI	$(1,286)	$(2,356)	$—

(1)	Adjustment made at December 31, 2007 resulting from the changes made to the plans described above, according to SFAS 158.

The amounts included in AOCI expected to be recognized as components of net periodic cost on postretirement benefit liability over fiscal year 2008 is:

(in thousands)
Estimated net loss	$889
Estimated prior service cost	(1,775)

Total	$(886)

Assumptions used in the calculation of the Company’s postretirement benefit plans were:

US Plan

	2007	2006	2005
Assumptions used for year end disclosure:
Discount rate	6.00%	6.00%	5.75%
Initial medical cost trend rate	6.50%	7.50%	8.00%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%

Assumptions used to determine net periodic cost:
Discount rate	6.00%	5.75%	6.00%
Initial medical cost trend rate	7.00%	8.00%	8.50%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%
Average future lifetime (years)	9.64	9.87	10.25

Canadian Plan

2007
Assumptions used for year end disclosure:
Discount rate	6.00%
Initial medical cost trend rate	10.00%
Ultimate medical cost trend rate	5.00%

Assumptions used to determine net periodic cost:
Discount rate	6.00%
Initial medical cost trend rate	10.00%
Ultimate medical cost trend rate	5.00%
Average future lifetime (years)	12.59

The following tables set forth, for the year 2007 and 2006, reconciliations of the beginning and ending balances of the postretirement benefit obligation and fair value of plan assets; amounts recognized in the consolidated balance sheets; and the AOCI related to postretirement benefits. The Company used a December 31 measurement date for our postretirement benefits plans.

	As of December 31,
	2007	2006
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of the period	$7,066	$7,813
Adjustment(1)	449	—
Service cost	8	—
Interest cost	429	430
Actuarial gain	—	(508)
Plan amendment	(1,920)	—
Benefit payments	(646)	(669)

Benefit obligation at end of period	$5,386	$7,066

Change in Plan assets:
Fair value of plan assets at beginning of period	$—	$—
Expected Benefits and Expenses	646	669
Benefit payments	(646)	(669)

Fair value of plan assets at end of period	$—	$—

(1)	Adjustment made during 2007 representing liability associated with our Canadian employees.

	As of December 31,
	2007	2006
	(in thousands)
Amount recognized in AOCI:
Prior service cost (credit)	$(12,653)	$(12,309)
Net loss	9,052	9,994

Total	$(3,601)	$(2,315)

Amount recognized in the consolidated balance sheet:
Current liability	$669	$669
Long-term liability	4,717	6,397

As accrued postretirement benefit liability	$5,386	$7,066

Effect of a one-percent change in health care cost on the components of APBO:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
1% Increase
Effect on service & interest costs	$26	$30	$35
Effect on the obligation	$433	$525	$613
1% Decrease
Effect on service & interest costs	$(25)	$(29)	$(32)
Effect on the obligation	$(406)	$(503)	$(545)

The Company’s postretirement benefit plans are unfunded and the benefits are paid from the Company’s cash flow from operations as incurred. The Company made payments of $646,000 to the Company’s postretirement health care and life insurance benefit plans in the year ended December 31, 2007 and, based on an actuarially determined calculation, expects to pay approximately $666,000 to the plans in 2008.

Actual and future expected benefit payments related to the postretirement benefit plans follow:

(in thousands)
Actual benefit payments
2005	$1,517
2006	$702
2007	$657

Future expected benefit payments (actuarially determined)
2008	$666
2009	$683
2010	$671
2011	$671
2012	$657
2013 and beyond	$3,018

Defined Contribution Plans

The Company and its subsidiaries have different defined contribution plans with different eligibility terms and contribution schemes. The defined contribution plans consist of the following:

A US plan covering all eligible employees who have completed one month of service. Employee contributions of up to 3% of each covered employee’s compensation are matched 100% by the Company, with an additional 2% of covered employee’s compensation matched at 50%. Under this plan, the Company may make additional discretionary contributions as profit sharing contributions. The Company made an additional discretionary 1% match in all four quarters of 2007 to all eligible employees under the US Plan.

A Canadian plan covering all eligible employees within three months from the date of employment and having the same contribution scheme as the US plan. The Company made an additional discretionary 1% match in all four quarters of 2007 to all eligible employees under the Canada plan.

A UK plan available to all permanent employees of our UK subsidiaries from the date of employment. Contributions are made by the employee up to 5% of pensionable pay and by the Company up to 6% of pensionable pay. Additional discretionary contributions can be made by the Company to certain employees. Employees can contribute up to 100 % of their annual salary. Pensionable pay is defined as the employee’s basic salary.

Contributions by the Company to the plans, on a consolidated basis, totaled $3.6 million, $2.4 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(12) Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners.

Comprehensive income included the following:

	For the Year Ended December 31,
	2007	2006
	(in thousands)

		(As Adjusted, Note3)
Net income	$46,325	$37,712
Foreign currency translation adjustment, net of tax	3,534	839
Postretirement benefit, net of tax	(404)	—
Adjustment related to postretirement benefit plan amendments, net of tax	1,223	—

Total comprehensive income	$50,678	$38,551

The actuarially determined postretirement benefit to be amortized from AOCI associated with the adoption of FAS 158 was:

For the Year 2007
(in thousands)
Prior service cost	$(1,576)
Unrecognized net actuarial gain	942

Total postretirement benefit amortized	$(634)
Tax effect	230

Total postretirement benefit amortized, net of tax	$(404)

AOCI consisted of the following:

	December 31, 2007	December 31, 2006
	(in thousands)
Cumulative translation adjustment, net of tax	$4,809	$1,275
Postretirement benefit liability, net of tax	2,294	1,475

Total AOCI	$7,103	$2,750

(13) Commitments and Contingencies

Operating leases

The Company and its subsidiaries lease certain facilities and equipment under non-cancelable operating lease agreements. These leases expire on various dates through January 2018.

Future minimum lease payments required under our operating leases that had original and remaining non-cancelable terms in excess of one year at December 31, 2007, were as follows: 2008—$4.3 million, 2009— $3.3 million, 2010—$3.0 million, 2011—$2.9 million and 2012—$2.4 million. Total expense for operating leases for the years ended December 31, 2007, 2006 and 2005 was $6.7 million, $5.2 million and $4.6 million, respectively. For a discussion of lease income, see Note 6, Property, Plant and Equipment.

Other commitments and contingencies

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Outstanding letters of credits(1)	$16,812	$7,699	$5,608	$3,505	$—
Commercial bids	537	537	—	—	—
Advanced payments	877	877	—	—	—
Other (insurance, VAT)	1,309	1,230	—	79	—

Total commitments and contingencies	$19,535	$10,343	$5,608	$3,584	$—

(1)	The Company’s commitments and contingencies consist primarily of outstanding letters of credits used to guarantee performance under our contracts to our customers and for commercial bids, insurance and advanced payments. Since commitments associated with letters of credits and other financial guarantees typically expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

FCPA Review

On February 28, 2008, the Audit Committee of the Board of Directors of the Company, with the assistance of outside counsel, initiated a review of certain payments made in a foreign jurisdiction in which the Company operates, which may present issues under the FCPA. Based on the results of the internal review, the Company has determined that the payments were made to one or more person(s) who identified themselves as government employees, in order to obtain certain work permits and licenses, and to satisfy certain “penalties” assessed by the authorities. The internal review is sufficiently complete to reasonably determine the nature and extent of the matters covered by the investigation, and at this time, we have determined, with a reasonable amount of assurance, that the total of the payments at issue is approximately $161,000. These payments were made at various times in 2006 and 2007. The Company presently believes the payments are of an immaterial amount and expects this matter to have no effect on the Company’s previously reported financial results, including for the fiscal year ended December 31, 2007. We have reported this matter to the Securities and Exchange Commission (“SEC”) and the US Department of Justice (“DOJ”) and intend to keep them apprised as to the progress of the review.

In this connection, on March 11, 2008, the SEC informed us that it had opened a preliminary inquiry into the matter. The Company is cooperating with this inquiry. The Audit Committee is working towards completing its internal review, and further issues may arise as the Audit Committee completes its work. In addition, the DOJ, the SEC or other governmental authorities could seek criminal or civil sanctions, including monetary fines and penalties, against the Company and/or certain of its employees, as well as additional changes to its business practices and compliance programs in the event that the review or any governmental investigation identifies violations of law. To the extent the payments are determined to be illegal in the foreign jurisdiction, it is possible that there could be civil or criminal penalties assessed in that jurisdiction. No amounts have been accrued in the Company’s financial statements with respect to these matters. Although we do not expect this matter to have a material adverse effect on our business, financial condition or results of operations, we can give no assurance to that effect.

(14) Litigation

The Company did not have any material litigation pending at December 31, 2007 or 2006.

NATCO and its subsidiaries are defendants or otherwise involved in an internal investigation and related SEC inquiry as discussed in Note 13, Commitments and Contingencies, as well as a number of other legal proceedings in the ordinary course of their business. While we insure against the risk of these proceedings to the extent deemed prudent by our management, we can offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to our business activities. Although we cannot predict the outcome of any legal proceedings with certainty, in the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on our business, financial condition or results of operations.

(15) Capital Stock and Stock Incentive Plans

The Company’s authorized capital stock is comprised of common stock, Series A Junior Participating Preferred Stock and Series B Redeemable Convertible Preferred Stock. Only the common stock and the Series B Preferred Stock are currently outstanding. A description of transactions affecting our outstanding common stock and of the material terms of our authorized preferred stock follows.

Stock Incentive Plans

In January and February 1998, the Company adopted the Directors Compensation Plan and the 1998 Employee Stock Incentive Plan. These plans authorize the issuance of options to purchase up to an aggregate of 760,000 shares of the Company’s common stock. In November 2000, the Board approved and authorized the issuance of up to 300,000 shares of common stock under the 2000 Employee Stock Option Plan. In May 2001, the Company’s stockholders approved the 2001 Stock Incentive Plan, which replaced the 2000 plan in its entirety, and increased the number of shares as to which options or awards may be granted under the plan to a maximum of 1,000,000 shares. The stockholders approved the plan in May 2001. In April 2004, the Board approved and authorized the issuance of up to 600,000 shares of the Company’s common stock under the 2004 Stock Incentive Plan. The Company’s stockholders approved the plan in June 2004. In March 2006, the Board approved and authorized the issuance of up to 950,000 shares of the Company’s common stock under the 2006 Long-Term Incentive Compensation Plan. The stockholders approved the plan in May 2006. At December 31, 2007, 2006 and 2005, an aggregate of 717,990, 969,130 and 270,501 shares of common stock, respectively, were reserved for issuance under the Company’s long-term incentive compensation plans.

A summary of stock option activity under the Company’s stock incentive plans for the years ended December 31, 2005, 2006 and 2007 is included in Note 16, Share-Based Compensation. A summary of restricted stock activity under the Company’s stock incentive plans for the years ended December 31, 2005, 2006 and 2007 follows.

In September and December 2004, the Board of Directors granted 84,071 shares of performance-based restricted stock to senior management and certain employees. The restrictions on shares that remained outstanding under this grant lapsed in November 2006, upon the Company’s achieving the performance requirement applicable to these shares. In June, September and December 2004, the Board of Directors granted an aggregate of 48,440 shares of restricted stock to our current Chief Executive Officer, or CEO (who served as interim CEO from September to December 2004), and to our non-employee directors. The restrictions on the grant for service as interim CEO lapsed in equal installments in December 2005, 2006 and 2007, respectively. The restrictions with respect to the grants to non-employee directors lapsed in June 2005.

In January 2005, the Board of Directors granted a total of 100,000 shares of restricted stock to our CEO. Restrictions on 43,000 of these shares lapsed in July 2005. Restrictions on the remaining 57,000 shares lapsed in January 2008. In April and June 2005, the Board of Directors granted an aggregate of 32,500 shares of restricted stock to our non-employee directors. The restrictions on these shares lapsed in April and June 2006, respectively. In June 2005, the Board of Directors granted an aggregate of 31,439 shares of performance-based restricted stock to senior management. The restrictions on shares that remained outstanding under this grant lapsed in November 2006, upon the Company achieving the performance requirement. In December 2005, the Board of Directors granted an aggregate of 18,000 shares of restricted stock to certain key employees. The restrictions on these shares lapsed in December 2007, following two years of service by each recipient.

In January and April 2006, the Board of Directors granted an aggregate of 16,500 shares of restricted stock certain key employees. The restrictions on these shares lapse on the third anniversary of the date of grant, so long as the recipient continues his or her service as an employee or earlier, upon the recipient’s death or disability or on the occurrence of a Corporate Change. From June to October 2006, the Board of Directors granted an aggregate of 48,581 shares of restricted stock to our senior management. The restrictions on these shares lapse on the third anniversary of the date of grant, subject to certain performance-based criteria and the recipient’s continuous employment with the Company from the date of grant to the date restrictions lapse or earlier, as provided in the applicable incentive plan and award agreement or as a result of a change in control. In June 2006, the Board of Directors granted an aggregate of 15,000 shares of restricted stock to our non-employee directors. The restrictions on these shares lapsed in May 2007 with respect to a retiring director and in June 2007 following one year of continuous service for the remaining directors.

From January to December 2007, the Board of Directors granted an aggregate of 99,030 shares of restricted stock to certain key employees. The restrictions on these shares lapse on the third anniversary of the date of grant, subject to the recipient’s continuous employment with the Company from the date of grant to the date restrictions lapse or earlier, as provided in the applicable incentive plan and award agreement or as a result of a change in control. In June 2007, the Board of Directors granted an aggregate of 12,500 shares of restricted stock to our non-employee directors. The restrictions on these shares lapse following one year of service as a director after the date of grant.

Treasury Shares

During 2005, 2006 and 2007, the Company acquired additional treasury shares as a result of (1) forfeiture of restricted shares on termination of employment prior to the lapse of restrictions and (2) surrender of shares in payment of withholding taxes due on such shares following lapse of restrictions. The Company issued treasury shares on exercise of stock options or for restricted stock awards under the Company’s stock incentive plans. The Company had 2,550, zero and 1,168 shares held in treasury at December 31, 2005, 2006 and 2007, respectively.

Common Stock Purchase Rights; Series A Preferred Stock

In May 1998, the Board of Directors of the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock and for each share of common stock thereafter issued prior to the time the rights become exercisable. When exercisable, each right will entitle the holder to purchase one one-hundredth of one share of Series A Junior Participating Preferred Stock at a price of $72.50 in cash. Until the rights become exercisable, they will be evidenced by the certificates of ownership of NATCO’s common stock, and will not be transferable apart from the common stock.

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

Series B Redeemable Convertible Preferred Stock

On March 25, 2003, the Company issued 15,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Shares”) to a private investment fund. Each of the Series B Preferred Shares has a face value of $1,000 and pays a cumulative dividend of 10% per annum of face value, which is payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares is convertible, at the option of the holder, into (1) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 and (2) a cash payment equal to the amount of dividends on such shares that have accrued since the prior semi-annual dividend payment date.

In July and August 2007, certain holders converted a total of 5,085 shares of the Company’s Series B Preferred Shares into a total of 651,502 shares of the Company’s common stock according to the conversion features described above. As part of the conversion, the holders also received a pro rata dividend payment for the dividend payable on the converted shares through the conversion date and cash in lieu of conversion to any fractional shares. During each of the years ended 2006 and 2005, the Company paid dividends of $1.5 million to the holders of the Series B Preferred Shares. For the year ended December 31, 2007, the Company paid dividends of approximately $1.3 million to the holders of the Series B Preferred Shares. We had no accrued dividends payable related to the Series B Preferred Shares as of December 31, 2007. As of that date, a total of 9,915 shares of Series B Preferred Shares were outstanding, convertible into an aggregate of 1,270,339 shares of common stock.

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

(16) Share-Based Compensation

Prior to the adoption of SFAS No. 123R our share-based compensation cost included only amounts related to restricted stock. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment.”

As of December 31, 2007, the Company had 717,990 shares available for future awards under its long-term incentive compensation plans and 1,168 shares of treasury stock. The Company may elect to issue new shares or treasury shares under its long-term incentive compensation plans. Forfeitures were estimated at annual rates of

4.72% and 1.44%, respectively, for stock options granted and restricted stock awarded during the twelve-month period ended December 31, 2007 based on the Company’s historical cancellation and forfeiture experience.

The components of total share-based compensation expense related to all of the Company’s share-based options and awards recognized for the years ended December 31, 2007 were:

	For the Year Ended December 31,
	2007	2006
	(in thousands)
Total share-based compensation expense	$4,512	$4,467
Less: Tax benefit of share-based compensation expense	(1,538)	(1,642)

Share-based compensation expense, net of tax, recognized in income	$2,974	2,825

Stock Options

The Company measures the fair value of its share-based options by utilizing the Black-Scholes-Merton Single Option—Reduced Term valuation method which requires management to make various subjective assumptions.

In June 2007, the Company reviewed and evaluated the applicable assumptions used in the determination of fair value of our stock options. This resulted in changes to our assumptions which were applied to the Company’s annual 2007 stock options granted. The revised assumptions will be prospectively applied to all future grants of stock options.

Expected Term. We previously used the “simplified” method of estimating the expected term to arrive at an expected term of six years. This method was replaced in June 2007 by the method of estimate based on “historical exercise behavior.” We analyzed stock option exercise activities from January 1, 1995, which is the most practically feasible date regarding the records maintained in our system, to the valuation date. We calculated the expected term based on the total of options exercised, unvested options cancelled and options exercisable. The resulting expected term was determined to be four and a half years. The Company’s management believes that this revised expected term better represents our stock options exercise behavior.

Volatility. Volatility was determined based on the daily price of our stock over the expected term of four and a half years.

Risk Free Interest Rate. Risk Free Interest Rate was based on the zero-coupon Treasury bond rate with a remaining term equal to the expected term. We used the average of the published zero-coupon Treasury bond rates with remaining terms of four and five years.

Changes in the assumptions generally have the following effect on the fair value of stock options and the related share-based compensation expense:

Assumptions	Change	Effect on Fair Value
Expected term (years)	Increase	Increase
Volatility	Increase	Increase
Risk free interest rate	Increase	Increase
Dividend	Increase	Decrease

The assumptions used to determine the fair value of stock options are as follows:

	For the Year Ended December 31,
	2007	2006	2005

			(pre-123R)
Expected term (years)	4.5-6.0	6.0	3.5-7.5
Volatility	40.78%-45.00%	45.00%	47.00%
Risk free interest rate	3.38%-5.30%	4.22%-5.22%	2.27%-4.04%
Dividend yield	0.00%	0.00%	0.00%

A summary of our stock option activity and related information is set forth below:

	Stock Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2006	853,531	$16.32
Granted	156,200	$43.74
Exercised	(335,033)	$9.97
Forfeited	(15,590)	$34.51

Balance at December 31, 2007	659,108	$25.61	6.89	$18,809

Exercisable	325,789	$14.39	5.98	$12,953

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands, except for weighted average grant date fair value)

			(pre-123R)
Weighted average grant date fair value of stock options granted	$18.46	$17.61	$5.59
Total fair value of stock options vested	$1,774	$451	$910
Total intrinsic value of stock options exercised	$12,681	$10,466	$5,354

As of December 31, 2007, there was $3.8 million of unrecognized compensation cost, including estimates of forfeitures, related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock

During 2007, our Board of Directors authorized the issuance of an aggregate of 111,530 shares of restricted stock under NATCO’s 2001, 2004 and 2006 long-term incentive compensation plans. Of these shares, (1) an aggregate of 6,000 were issued to new employees, with restrictions to lapse following three years of employment, (2) an aggregate of 12,500 were issued to the non-employee directors with restrictions to lapse in June 2008 and (3) an aggregate of 93,030 were issued to officers and key employees, with restrictions to lapse in June 2010. Restrictions as to all of such shares may lapse sooner on death or disability of the recipient, retirement from the Board after age 68 (in the case of directors) or on the occurrence of a Corporate Change (as defined in each plan). The shares are subject to forfeiture if the recipient terminates his or her service prior to the time the restrictions lapse.

A summary of our restricted stock activity and related information is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	161,894	$21.43
Granted	111,530	$44.27
Vested	(46,813)	$22.96
Forfeited	(1,000)	$37.77

Unvested at December 31, 2007	225,611	$32.33

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands, except weighted average grant-date fair value)

			(pre-123R)
Weighted average grant date fair value of restricted stock granted	$44.27	$32.47	$11.38
Total fair value of restricted stock vested	$1,075	$1,549	$670
Total intrinsic value of restricted stock vested	$2,278	$4,899	$1,503

As of December 31, 2007, there was $4.7 million of total unrecognized compensation cost, including estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted average period of 1.9 years.

Pro Forma Information under SFAS No. 123 for Periods Prior to Fiscal 2006

Prior to January 1, 2006, the effective date of SFAS No. 123R, the Company accounted for share-based compensation to its employees under the intrinsic value method in accordance with the APB No. 25, “Accounting for Stock Issued to Employees,” and provided the pro forma disclosure as required by SFAS No. 123.

The following table illustrates the pro forma effects on net income and earnings per common shares of recognizing estimated compensation expense under the fair value method required by SFAS No. 123 for the fiscal year 2005 (in thousands, except share data):

For the Year Ended December 31, 2005
(As Adjusted, Note 3)
Net income available to common stockholders—as reported	$12,903
Add: Share-based compensation expense, net of tax	1,567
Deduct: Total share-based compensation expense determined under fair value based method for all options and awards, net of tax	(1,461)

Pro forma income	$13,009

Earnings per share:
Basic—as reported	$0.80
Basic—pro forma	$0.80
Diluted—as reported	$0.78
Diluted—pro forma	$0.79

(17) Earnings per Share

According to SFAS No. 128, “Earnings per Share,” basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding for the period and any incremental shares associated with (1) stock options and awards determined by using the “Treasury method” and (2) convertible preferred stock determined by applying the “if-converted” method. Net income available to common stockholders represents net income less convertible preferred stock dividends accrued.

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

According to SFAS No. 123R, stock options and restricted stock could be anti-dilutive even if the shares were in-the-money. If anti-dilutive common shares related to stock options and restricted stock was included in our calculation, the impact would have been an increase of approximately 53,692 shares and 23,569 shares, respectively, for the year ended December 31, 2007 and 99,407 shares and 5,133 shares related to stock options and restricted stock, respectively, for the year ended December 31, 2006. For the year ended December 31, 2005, there were no anti-dilutive shares related to stock options and restricted stock. At December 31, 2007 and 2006, the Company included 1.3 million and 1.9 million shares, respectively, issuable upon conversion of the Series B redeemable convertible preferred shares in the calculation of the dilutive weighted average shares, as the inclusion of these shares were dilutive at the level of income of all four quarters and year-to-date 2007 and 2006.

The following table presents earnings per common share amounts computed using SFAS No. 128:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year Ended December 31, 2007
Net income	$46,325	—	—
Less: Preferred stock dividends accrued	(1,267)

Basic EPS:
Income available to common stockholders	$45,058	17,653	$2.55

Effect of dilutive securities:
Stock options	—	260	—
Restricted stock	—	86	—
Preferred stock dividends accrued	1,267	1,623	—

Diluted EPS:
Net income	$46,325	19,622	$2.36

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
	As Adjusted (Note 3)
Year Ended December 31, 2006
Net income	$37,712	—	—
Less: Preferred stock dividends accrued	(1,500)

Basic EPS:
Income available to common stockholders	$36,212	16,904	$2.14

Effect of dilutive securities:
Stock options	—	361	—
Restricted stock	—	68	—
Preferred stock dividends accrued	1,500	1,922	—

Diluted EPS:
Net income	$37,712	19,255	$1.96

Year Ended December 31, 2005
Net income	$14,403
Less: Preferred stock dividends accrued	(1,500)

Basic EPS:
Income available to common stockholders	$12,903	16,163	$0.80

Effect of dilutive securities:
Stock options	—	290	—
Warrants	—	25	—
Restricted stock	—	87	—
Preferred stock dividends accrued	1,500	—	—

Diluted EPS:
Net income	$14,403	16,565	$0.78

(18) Related Parties

During the years ended December 31, 2007 and 2006, we did not guarantee obligations for any related party, other than our majority-owned subsidiaries. There are no debt obligations of related parties, for which we have responsibility, excluded from our balance sheet. We hold a minority interest in two entities, and in the future may be asked to guarantee certain of their obligations, consistent with our interest in such entities, and on a joint and several basis with other parties to the entities.

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

NATCO’s reporting segments from January 1, 2005 to December 31, 2007 were Oil & Water Technologies, Gas Technologies and Automation & Controls.

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

NATCO allocates corporate and other expenses to each of the operating segments. This allocation is based on headcount, total assets, revenues and bookings. Corporate assets are allocated to the segments based on the total assets of the segment. The accounting policies of the segments are consistent with the policies used to prepare the Company’s consolidated financial statements for the respective periods presented and described in Note 2, Summary of Significant Accounting Policies. The Company evaluates the performance of its operating segments based on income before net interest expense, depreciation and amortization expense, closure, severance and other, net periodic cost on postretirement benefit liability, other, net and income taxes.

Summarized financial information concerning the Company’s segments is shown below:

	Oil & Water Technologies	Gas Technologies	Automation & Controls	Eliminations	Total
	( in thousands)
December 31, 2007
Revenue from unaffiliated customers	$367,077	$93,469	$109,569	$—	$570,115
Inter-segment revenue	1,438	—	4,354	(5,792)	—
Segment profit	26,576	34,616	16,582	—	77,774
Total assets	275,651	102,751	45,311	—	423,713
Capital expenditures	12,242	2,217	884	—	15,343
Depreciation and amortization	3,735	1,824	581	—	6,140

December 31, 2006
As Adjusted (Note 3)
Revenue from unaffiliated customers	$370,167	$62,703	$86,171	$—	$519,041
Inter-segment revenue	6,046	—	4,450	(10,496)	—
Segment profit	28,031	24,966	12,150	—	65,147
Total assets	230,693	56,036	35,644	—	322,373
Capital expenditures	5,386	592	598	—	6,576
Depreciation and amortization	3,187	1,893	414	—	5,494

December 31, 2005
As Adjusted (Note 3)
Revenue from unaffiliated customers	$302,209	$38,698	$59,579	$—	$400,486
Inter-segment revenue	634	—	3,970	(4,604)	—
Segment profit	12,033	19,566	5,118	—	36,717
Total assets	197,993	54,826	30,608	—	283,427
Capital expenditures	3,022	152	371	—	3,545
Depreciation and amortization	2,650	2,203	373	—	5,226

The following table reconciles total segment profit to net income:

	For the Years Ended December 31,
	2007	2006	2005
		As Adjusted (Note 3)
	( in thousands)
Total segment profit	$77,774	$65,147	$36,717
Depreciation and amortization	6,140	5,494	5,226
Interest expense	355	2,135	3,815
Interest income	(2,219)	(532)	(86)
Closure, severance and other	(227)	2,511	2,663
Net periodic cost on postretirement benefit	2	—	767
Other, net	2,179	(1,534)	1,939

Income from continuing operations before income taxes	$71,544	$57,073	$22,393
Income tax provision	25,219	19,361	7,990

Net income	$46,325	$37,712	$14,403
Preferred stock dividends	1,267	1,500	1,500

Net income available to common stockholders	$45,058	$36,212	$12,903

The following table provides further information on revenues by product line within the Oil & Water Technologies segment for the years ended December 31, 2007, 2006 and 2005.

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Revenue:
Traditional/standard/used equipment	$242,173	$234,391	$197,610
Built-to-order	127,548	143,430	112,808
Eliminations	(1,205)	(1,608)	(7,575)

Total revenue	$368,516	$376,213	$302,843

The geographic data for the Company’s continuing operations for the years ended December 31, 2007, 2006 and 2005 were as follows:

	United States	Canada	United Kingdom	Other	Eliminations	Consolidated
	(in thousands)
December 31, 2007
Revenue from unaffiliated customers	$437,753	$48,731	$62,801	$20,830	$—	$570,115
Long-lived assets	69,833	11,731	48,562	28,934	—	159,060

December 31, 2006
Revenue from unaffiliated customers	$361,997	$54,319	$73,596	$29,129	$—	$519,041
Long-lived assets	59,311	9,455	48,025	97	—	116,888

December 31, 2005
Revenue from unaffiliated customers	$272,401	$46,923	$62,579	$18,583	$—	$400,486
Long-lived assets	58,989	8,797	47,302	87	—	115,175

Revenue and results of operations are presented based on origination of bookings for purposes of this geographic presentation and do not necessarily reflect the destination to where the equipment is ultimately delivered.

(20) Quarterly Data (unaudited)

The following tables summarize quarterly information for the years ended December 31, 2007 and 2006:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2007
Revenue, net	$127,429	$140,694	$145,191	$156,801
Gross profit	36,094	40,587	42,095	44,763
Net income available to common stockholders	8,402	11,767	12,081	12,808
Earnings per share—Basic	0.49	0.68	0.67	0.70
Earnings per share—Diluted	0.45	0.62	0.63	0.66
2006 As Adjusted (Note 3)
Revenue, net	$117,767	$128,707	$132,178	$140,389
Gross profit	31,366	35,141	36,318	34,167
Net income available to common stockholders	7,458	9,252	9,094	10,408
Earnings per share—Basic	0.45	0.55	0.53	0.61
Earnings per share—Diluted	0.41	0.50	0.49	0.55

(21) Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standard Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which was effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The adoption of this standard on its January 1, 2007 effective date did not have any impact on the Company’s consolidated results of operations, financial position or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which was effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The adoption of this standard on January 1, 2007 did not have any impact on the Company’s consolidated results of operations, financial position or cash flows.

In March 2006, the EITF issued EITF No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-03 requires that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principle Board Opinion No. 22. In addition, if any of such taxes are reported on a gross basis, a company should disclose, on an aggregate basis, the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amount are significant. This issue applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company currently reports revenue on a net basis. The adoption of EITF 06-03 on January 1, 2007 did not have any effect on the Company’s consolidated results of operations, financial position or cash flows.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In September 2006, the FASB issued Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP AUG AIR-1 was effective for the fiscal year beginning after December 15, 2006. As of December 31, 2006, the Company had an accrual of approximately $500,000 related to its membranes’ maintenance and replacements. The adoption of FSP AUG-AIR-1 as of its effective date of January 1, 2007 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which became effective as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures of fair value measurements. The Company adopted the standard on January 1, 2008. There was no material impact on the Company’s consolidated results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 establishes a two-stage requirement for a public company to (1) recognize the funded status of a pension or postretirement benefit plan on the balance sheet and disclose the related information and (2) measure both the plan’s assets and benefit obligations as of the Company’s fiscal year end date. The Company adopted SFAS No. 158 as of December 31, 2006. There was no material impact on the Company’s consolidated results of operations, financial position or cash flows resulting from the adoption of the standard.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the US Securities and Exchange Commission’s views regarding the process of quantifying materiality of financial statements. SAB No. 108 was effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company adopted it on the effective date December 31, 2006. There was no impact of this provision on the Company’s consolidated results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115,” which permits entities to choose to measure eligible items at fair value at specified election dates. If it elects to adopt the standard, a business entity shall report unrealized gains and losses on items for which the fair value has been elected in earnings at each subsequent reporting date. On the effective date January 1, 2008, the Company has elected not to adopt SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. SFAS No. 141(R) changed the method of applying the acquisition method of accounting in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). The Company is in the process of evaluating the impact of SFAS No. 141(R), if any, on the Company’s consolidated results of operations, financial position and cash flows and will adopt it on its effective date, January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The Company is in the process of evaluating the impact of SFAS No. 160, if any, on the Company’s consolidated results of operations, financial position and cash flows and will adopt it on its effective date, January 1, 2009.

In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes

of Lease classification or Measurement under Statement 13,” FSP No. 157-1 amends SFAS No. 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141(R), “Business Combinations,” regardless of whether those assets and liabilities are related to leases. FSP No. 157-1 is effective upon the initial adoption of SFAS No. 157. The Company adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. There was no impact on the Company’s consolidated results of operations, financial position or cash flows upon the adoption of FSP No. 157-1.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP defers the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within its scope. FSP No. 157-2 is effective upon issuance date of February 12, 2008. The Company adopted FSP No. 157-2 on February 12, 2008 and there was no impact on the Company’s consolidated results of operations, financial position or cash flows upon this adoption.

(22) Subsequent events

In January 2008, the Company acquired Linco-Electromatic, Inc., a US company that designs, manufactures, distributes and services an extensive line of equipment used to measure oil and natural gas in custody transfer, for approximately $23 million in cash, subject to certain adjustments.

On March 4, 2008, the Company sent a notice of redemption to the holders of its Series B Preferred Shares, calling for the redemption of all the outstanding Series B Preferred Shares effective as of the close of business on March 25, 2008 for an aggregate redemption price of $9,915,000 plus payment of the related dividend since the last dividend payment date, amounting to approximately $275,000. On March 13, 2008 the holders of the Series B Preferred Shares sent a notice of conversion to the Company, requesting that the shares be converted into an aggregate of 1,270,340 shares of common stock immediately prior to the redemption time and requesting payment of the related dividend as discussed above. The conversion of the Series B Preferred Shares prior to the redemption time is permitted under the certificate of designations pursuant to which such shares have been issued. As of March 17, 2008, the holders of the Series B Preferred Shares had not tendered their share certificates to the Company, which is a requirement for the conversion notice to be effective. If the holders of the Series B Preferred Shares do not tender their share certificates prior to the redemption time, the Company intends to redeem the shares as indicated in the redemption notice.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes or disagreements with accountants on accounting and financial disclosure matters during the periods for which consolidated financial statements have been presented within this document.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures. Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2007, we have carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive and Chief Financial Officers believe that the Company’s disclosure controls and procedures are not effective as of December 31, 2007.

The conclusion that the Company’s disclosure controls and procedures are not effective as of December 31, 2007 relates to an ongoing internal review by outside counsel, on behalf of the Audit Committee, into certain payments made in a foreign jurisdiction in which the Company operates, which may present issues under the Foreign Corrupt Practices Act. This review is sufficiently complete to reasonably determine the nature and extent of the matters covered by the internal review. Based on the review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company did not maintain an effective Foreign Corrupt Practices Act compliance program. The Company’s policies and procedures were not sufficient to give reasonable assurance that matters involving potential violations of the FCPA were appropriately identified, reported, and evaluated. As a result of this material weakness, payments were made that were not in accordance with the Company’s policies and procedures.

Internal Control Over Financial Reporting. The same factors considered by the Company’s Chief Executive Officer and Chief Financial Officer in concluding that the Company’s disclosure controls and procedures regarding FCPA compliance matters were not effective have caused those officers to conclude that the Company had a material weakness in internal control over financial reporting with respect to the same FCPA compliance matters. Management’s annual report on internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this annual report.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the period covered by this report, and prior to the filing of this report, and given the conclusions on disclosure controls and procedures and internal control over financial reporting expressed above, the Company has embarked on the implementation of changes in its disclosure controls and procedures and internal control over financial reporting in order to give greater assurance of future compliance with the requirements of the FCPA, and to assure that potential FCPA compliance issues are appropriately identified, reported, and evaluated in the future. These changes are expected to include the following:

•

Implementation of Company-wide, intensive training of its personnel as to the requirements of the FCPA, including training with respect to those areas of Company operations most likely to raise FCPA compliance concerns; and

•

The development and adoption of FCPA compliance protocols and guidelines, to be followed by adoption of a more comprehensive FCPA compliance policy suitable for the Company in light of its worldwide operations, particularly in areas that present challenges to regulatory compliance because of less mature legal frameworks.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this item will be contained under the captions “Board of Directors,” “Miscellaneous—Section 16 (a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Directors and Executive Officers” in our 2008 annual meeting proxy statement to be filed within 120 days of December 31, 2007, and is incorporated into this document by reference.

Item 11.	Executive Compensation

Except as specified in the following sentence, the information called for by this item will be contained under the captions “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Committee Reports—Governance, Nominating & Compensation Committee Report” in our 2008 annual meeting proxy statement to be filed within 120 days of December 31, 2007 and is incorporated into this document by reference. Information in our 2008 proxy statement not deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission under its rules, including the Report of the Governance, Nominating & Compensation Committee on Executive Compensation and the Report of the Audit Committee is not deemed to be incorporated by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this item will be contained under the caption “Security Ownership of Management and Principal Stockholders” in our 2008 annual meeting proxy statement to be filed within 120 days of December 31, 2007 and is incorporated into this document by reference.

Item 13.	Certain Relationships And Related Transactions, and Director Independence

The information called for by this item will be contained under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in our 2008 annual meeting proxy statement to be filed within 120 days of December 31, 2007, and is incorporated into this document by reference.

Item 14.	Principal Accountant Fees And Services

The information called for by this item will be contained under the caption “Audit Committee Report” in our 2008 annual meeting proxy statement to be filed within 120 days of December 31, 2007, and is incorporated into this document by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Schedule II: Valuation and Qualifying accounts

All other schedules are omitted because they are not required or because the required information is included in the financial statements or notes thereto.

Schedule II—Valuation and Qualifying Accounts

The table below presents valuation and qualifying accounts for continuing operations.

Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Charged to Other Accounts(2)	Deductions(3)	Balance at End of Period
	(in thousands)
Year ended December 31, 2007:
Allowance for uncollectible accounts receivable	$1,183	$633	$41	$(422)	$1,435

Year ended December 31, 2006:
Allowance for uncollectible accounts receivable	$1,123	$695	$6	$(641)	$1,183

Year ended December 31, 2005:
Allowance for uncollectible accounts receivable	$1,229	$260	$(16)	$(350)	$1,123

(1)	Represents the net provision for allowance for uncollectible accounts receivable.
(2)	Represents the foreign currency translation.
(3)	Represents the amounts written off against the reserve.

(3) Exhibits

Exhibit Index

Exhibit Number	Description
3.1

—Restated Certificate of Incorporation of the Company, as amended by Certificate of Amendment dated November 18, 1998 and Certificate of Amendment dated November 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement No. 333-48851 on Form S-1)

3.2	—Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-48851 on Form S-1)

3.3[1]	—Amended and Restated By-laws of the Company as of October 10, 2007

3.4	—Amended and Restated Certificate of Designations of Series Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 15, 2006)

4.1	—Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-48851 on Form S-1)

4.2

—Rights Agreement dated as of May 15, 1998 by and among the Company and Chase Mellon Shareholder Services, LLC (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement No. 333-48851 on Form S-1)

4.3

—First Amendment to Rights Agreement between NATCO Group Inc. and Mellon Investor Services L.L.C. (as successor to Chase Mellon Shareholder Services, L.L.C.), as Rights Agent dated March 25, 2003 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 27, 2003)

4.4

—Registration Rights Agreement by and between Lime Rock Partners II, L.P. and NATCO Group Inc. dated March 25, 2003 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 27, 2003)

4.5

—Consent to transfer letter dated April 7, 2006 confirming, among other things, the assignment of Lime Rock Partners II, L.P.’s rights and benefits under the Registration Rights Agreement dated March 25, 2003 (incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K filed March 14, 2007)

10.1

—Loan Agreement dated as of July 12, 2006 among NATCO Group Inc., as US Borrower, NATCO Canada, Ltd., as Canadian borrower, Axsia Group Limited, as UK Borrower, Wells Fargo Bank, National Association, as US Agent and Lead Arranger , HSBC Bank Canada, as Canadian Agent, HSBC Bank PLC, as UK Borrower, Bank of America, N.A. as Syndications Agent, and the other lenders now or hereafter parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 14, 2006)

10.2[1]	—Loan Agreement Ex-Im Bank-Guaranteed Revolving Line of Credit entered into as of June 15, 2007 from Bank of America, N.A. to NATCO Group Inc.

10.3[1]

—Security Agreement (Ex-Im Bank Guaranteed Revolving Line of Credit) dated as of June 15, 2007, by and among NATCO Group Inc, National Tank Company and Total Engineering Services Team, Inc., and Bank of America, N.A.

10.4[2]	—Directors Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.5[2]	—Amendment of Directors Compensation Plan (incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.6[2]	—Form of Nonemployee Director’s Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No. 333-48851 on Form S-1)

Exhibit Number	Description
10.7[2]	—Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement No. 333-48851 on Form S-1)

10.8[1,2]	—Executive Employment Agreement between NATCO Group Inc. and John U. Clarke dated as of January 1, 2008

10.9[1,2]	—Executive Employment Agreement between NATCO Group Inc. and Patrick M. McCarthy dated as of January 1, 2008

10.10[2]

—Employment Agreement dated as of January 6, 2006 between NATCO Group Inc. and Knut Eriksen (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005)

10.11[2]	—Amendment No. 1 to Executive Employment Agreement between the Company and Knut Eriksen (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 26, 2006)

10.12[2]

—Employment Agreement dated October 9, 2006 between NATCO Group Inc. and Bradley P. Farnsworth (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 13, 2006)

10.13[2]	—Form of Non-employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004)

10.14[2]

—Form of Restricted Stock Agreement entered into between NATCO Group Inc. and certain executive officers on September 9, 2004 and December 7, 2004 (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004)

10.15[2]

—Restricted Stock Agreement between NATCO Group Inc. and John U. Clarke dated September 7, 2004 (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004)

10.16[2]

—Restricted Stock Agreement between NATCO Group Inc. and John U. Clarke dated January 5, 2005 (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004)

10.17[2]

—Restricted Stock Agreement between NATCO Group Inc. and John U. Clarke dated January 5, 2005 (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004)

10.18[2]

—Form of Restricted Stock Agreement entered into between NATCO Group Inc. and certain executive officers on June 13, 2005 (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005)

10.19[2]

—Form of [Amended and Restated] Senior Management Change in Control and Severance Agreement between the Company and each of the identified executives (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 26, 2006)

10.20[2]	—2006 Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 from Form 8-K filed June 26, 2006)

10.21[2]	—2006 Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed June 26, 2006)

10.22[2]	—2006 Form of Performance Unit Plan Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

Exhibit Number	Description
10.23[1,2]	—Supplemental Severance Pay Plan and Summary Plan Description for Exempt Employees effective December 31, 2007

10.24[1,2]	—Severance Pay Plan and Summary Plan Description effective December 31, 2007

10.25[2]	—2007 Form of Nonstatutory Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 8, 2007)

10.26[2]	—2007 Form of Nonstatutory Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 8, 2007)

10.27[2]	—2007 Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 8, 2007)

10.28[2]	—2007 Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 8, 2007)

10.29[2]	—2007 Form of Performance Unit Plan Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed June 8, 2007)

10.30[1],2	—Form of Amendment to 2006 Form of Performance Unit Plan Agreement effective December 31, 2007

21.1[1]	—List of Material Subsidiaries.

23.1[1]	—Consent of Independent Registered Public Accounting Firm.

31.1[1]	—Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 USC. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[1]	—Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 USC. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[1]	—Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 USC. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Included with this annual report.
[2]	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 17th day of March 2008.

NATCO GROUP INC.
(Registrant)

By:	/S/ JOHN U. CLARKE
John U. Clarke Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated, as of March 17, 2008.

Signature	Title

/S/ JOHN U. CLARKE John U. Clarke	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ PATRICK M. MCCARTHY Patrick M. McCarthy	President and Chief Operating Officer

/S/ BRADLEY P. FARNSWORTH Bradley P. Farnsworth	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ JAMES D. GRAVES James D. Graves	Vice President and Controller (Principal Accounting Officer)

/S/ KEITH K. ALLAN Keith K. Allan	Director

/S/ THOMAS R. BATES, JR. Thomas R. Bates, Jr.	Director

/S/ JULIE H. EDWARDS Julie H. Edwards	Director

/S/ GEORGE K. HICKOX, JR. George K. Hickox, Jr.	Director

/S/ THOMAS C. KNUDSON Thomas C. Knudson	Director