Form 10-Q
period 2008-03-31
NATCO GROUP INC
filed 2008-05-08
CIK 1057693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-15603

NATCO Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2906892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11210 Equity Drive Suite 100 Houston, Texas	77041
(Address of principal executive offices)	(Zip Code)

713-849-7500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Non-accelerated filer ☐
Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, the issuer had outstanding 19,994,084 shares of common stock, par value $0.01 per share.

NATCO GROUP INC.

FORM 10-Q

Quarterly Report For the Quarter Ended March 31, 2008

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,766	$63,577
Trade accounts receivable, less allowance for doubtful accounts of $1,299 and $1,435 as of March 31, 2008 and December 31, 2007, respectively	139,042	139,054
Inventories, net	49,639	46,456
Deferred income tax assets, net	6,730	6,927
Prepaid expenses and other current assets	7,800	5,266

Total current assets	245,977	261,280
Property, plant and equipment, net	50,929	46,651
Goodwill, net	108,432	99,469
Deferred income tax assets, net	258	3,373
Intangible and other assets, net	25,273	12,940

Total assets	$430,869	$423,713

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and other	$57,855	$51,552
Accrued expenses	54,430	61,298
Customer advanced billings and payments	29,968	35,652
Other taxes payable	1,002	2,478

Total current liabilities	143,255	150,980
Long-term deferred tax liabilities	3,908	3,418
Postretirement benefits and other long-term liabilities	11,655	9,192

Total liabilities	158,818	163,590
Commitments and contingencies (See Note 9, Contingencies)
Minority interest	1,750	1,226
Series B redeemable convertible preferred stock, $.01 par value; 15,000 shares authorized, zero and 9,915 issued and outstanding (net of issuance costs) as of March 31, 2008 and December 31, 2007, respectively	—	9,401
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares (of which 500,000 are designated as Series A and 15,000 are designated as Series B); no shares issued and outstanding (except Series B Preferred Shares above)	—	—
Series A preferred stock, $.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 19,992,584 and 18,646,778 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	200	186
Additional paid-in-capital	150,569	140,527
Retained earnings	111,344	101,739
Treasury stock, zero and 1,168 shares as of March 31, 2008 and December 31, 2007, respectively	—	(59)
Accumulated other comprehensive income	8,188	7,103

Total stockholders’ equity	270,301	249,496

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$430,869	$423,713

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2008	2007
Revenue:
Products	$122,428	$102,035
Services	29,542	25,394

Total revenue	$151,970	$127,429
Cost of goods sold and services:
Products	$89,856	$77,819
Services	15,739	13,516

Total cost of goods sold and services	$105,595	$91,335

Gross profit	$46,375	$36,094
Selling, general and administrative expense	27,834	20,378
Depreciation and amortization expense	2,052	1,390
Interest expense	95	143
Interest income	(384)	(340)
Minority interest	379	61
Loss on unconsolidated investment	35	85
Other, net	1,147	555

Income from continuing operations before income taxes	$15,217	$13,822
Income tax provision	5,364	5,045

Net income	$9,853	$8,777
Preferred stock dividends	248	375

Net income available to common stockholders	$9,605	$8,402

Earnings per share:
-Basic	$0.52	$0.49
-Diluted	$0.50	$0.45
Weighted average number of shares of common stock:
-Basic	18,367	17,199
-Diluted	19,899	19,495

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$9,853	$8,777
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(599)	(144)
Depreciation and amortization expense	2,052	1,390
Non-cash interest expense	33	26
Share-based compensation expense	1,580	850
Excess tax benefit of share-based compensation	1	18
Minority interest	379	61
Loss from unconsolidated investment	35	85
Net periodic cost on postretirement benefit liability	(65)	(80)
Net payments on postretirement benefit liability	(149)	(211)
(Gain) Loss on sale of property, plant and equipment	(27)	4
Change in assets and liabilities:
Decrease (increase) in trade accounts receivable	8,173	(2,414)
Decrease (increase) in inventories	818	(5,039)
(Increase) decrease in prepaid expense and other current assets	(3,787)	380
Decrease in long-term assets	(147)	(36)
Increase (decrease) in long-term liabilities	1,771	(155)
Increase in trade accounts payable and other	8,953	5,423
Decrease in accrued expenses	(12,598)	(1,245)
(Decrease) increase in taxes	(78)	2,835
(Decrease) increase in customer advanced billings and payments	(6,749)	5,777

Net cash provided by operating activities	9,449	16,302

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(3,132)	(1,745)
Acquisitions, net of cash acquired	(22,980)	(8)
Proceeds from sales of property, plant and equipment	27	25

Net cash used in investing activities	(26,085)	(1,728)

Cash flows from financing activities:
Short-term borrowings	761	—
Proceeds from stock issuances related to stock options, net	129	162
Excess tax benefit of share-based compensation	16	183
Change in bank overdrafts	(3,918)	(507)
Dividends paid	(248)	—
Treasury shares acquired	(1,043)	—

Net cash used in financing activities	(4,303)	(162)

Effect of exchange rate changes on cash and cash equivalents	128	8

Increase in cash and cash equivalents	(20,811)	14,420
Cash and cash equivalents at beginning of period	63,577	35,238

Cash and cash equivalents at end of period	$42,766	$49,658

Cash paid for interest	$8	$81
Cash paid for income taxes	$6,969	$2,138

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Basis of Presentation

NATCO Group Inc. is one of the industry leaders in the development of oil and gas process technology. The Company’s products and services are used in onshore and offshore fields in most major oil and gas producing regions of the world.

The accompanying interim consolidated financial statements and related disclosures are unaudited and prepared by NATCO Group Inc. pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). As permitted by these regulations, certain information and footnote disclosures that would typically be required in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company’s management believes that these statements reflect all the normal recurring and non-recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filing for the year ended December 31, 2007 which includes a summary of our significant accounting policies and other disclosures. No changes were made to our significant accounting policies during the three months ended March 31, 2008.

The preparation of financial statements requires the Company’s management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment information, as described in Note 14, Industry Segments, have been reclassified to reflect the redefined segments effective January 1, 2008, as disclosed in our Annual Report on Form 10-K filing for the year ended December 31, 2007.

References to “NATCO” and “the Company” are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

(2) Inventories

Inventories consisted of the following amounts:

	March 31, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Finished goods	$20,573	$15,100
Work-in-process	17,075	18,387
Raw materials and supplies	23,204	23,003

Inventories at FIFO, LIFO and weighted average	60,852	56,490
Allowance of excess and obsolete inventory	(11,213)	(10,034)

Net inventories	$49,639	$46,456

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s net inventories as of March 31, 2008 and December 31, 2007 by valuation method were:

	March 31, 2008	December 31, 2007
	(unaudited)
	(in thousands)
FIFO	$5,713	$8,635
Weighted average cost	596	570
LIFO	43,330	37,251

Net inventories	$49,639	$46,456

(3) Costs and Estimated Earnings on Uncompleted Contracts Using Percentage-of-Completion Method

Costs and estimated earnings on uncompleted contracts using percentage-of-completion method were as follows:

	March 31, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Cost incurred on uncompleted contracts	$309,887	$255,584
Estimated earnings	122,180	99,864

	432,067	355,448
Less billings to date	407,015	338,667

	$25,052	$16,781

Included in the accompanying balance sheet under the captions:
Trade accounts receivable	$49,797	$45,438
Customer advanced billings and payments	(24,745)	(28,657)

	$25,052	$16,781

(4) Goodwill and Intangible Assets

Goodwill

Net goodwill by segment as of March 31, 2008 and December 31, 2007 were as follows:

	March 31	December 31
	2008	2007
	(unaudited)
	(in thousands)
Integrated Engineered Solutions	$85,506	$83,964
Standard & Traditional	18,542	11,121
Automation & Controls	4,384	4,384

Total	$108,432	$99,469

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of goodwill were as follows (unaudited, in thousands):

Balance at December 31, 2007	$99,469
Goodwill associated with Linco-Electromatic, Inc. acquisition	7,418
Foreign currency translation and other	1,545

Balance at March 31, 2008	$108,432

Based on testing performed by management, goodwill was not impaired as of December 31, 2007. During the three months ended March 31, 2008, no additional testing was performed as management noted no indications of goodwill impairment.

Intangible Assets

Intangible assets subject to amortization as of March 31, 2008 and December 31, 2007 were:

	As of March 31, 2008		As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited)
		(in thousands)
Deferred financing fees	$946	$539	$946	$506
Patents	6,999	324	6,532	202
Customer relationships	15,108	91	5,579	—
Other	2,919	379	770	355

Total	$25,972	$1,333	$13,827	$1,063

Amortization and interest expense related to deferred financing fees, patents and other of $270,000 and $78,000 were recognized for the three months ended March 31, 2008 and 2007, respectively.

(5) Warranty Costs

Estimated future warranty obligations related to products are charged to cost of goods sold in the period in which the related revenue is recognized. A tabular reconciliation of the changes in the Company’s aggregate product warranty liability included in the consolidated balance sheet liability account “Accrued expenses” for the three months ended March 31, 2008, is set forth below (unaudited, in thousands).

Balance at December 31, 2007	$3,265
Foreign currency translation	16
Payments/charges	(450)
Net accruals	675

Balance at March 31, 2008	$3,506

(6) Income Taxes

NATCO’s effective income tax rate for the three months ended March 31, 2008 was 35.3%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate primarily due to the impact of state income taxes, foreign statutory income tax rate differentials and permanent differences.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” As of December 31, 2007, the Company provided for a liability of $920,000 for unrecognized tax benefits related to various federal income tax matters. If recognized, the entire amount of the liability would affect the effective tax rate. There was no change to the balance during the three months ended March 31, 2008.

We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within the next year.

Any interest and penalties that may be incurred as part of this liability would be recognized as a component of interest expense and other expense, respectively. No interest or penalty expenses had been recognized as of March 31, 2008. The Company’s US federal tax returns currently open to audit by the Internal Revenue Service relate to the years ended December 31, 2004 through 2006.

(7) Debt

As of March 31, 2008, the Company had available capacity under various credit agreements of $72.9 million. Below is a discussion of the Company’s existing credit facilities. For further discussion of our credit facilities, see the Company’s 2007 Annual Report on Form 10-K.

In July 2006, the Company entered into a revolving credit facilities agreement with a maturity of June 30, 2011 and a total borrowing capacity of $85.0 million. The Company pays commitment fees on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which was calculated at 0.25% at March 31, 2008.

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

There were no borrowings outstanding under these facilities as of December 31, 2007 or March 31, 2008.

The Company had total letters of credit outstanding of $22.1 million and available borrowing capacity of $72.9 million at March 31, 2008. Availability under our credit facilities is reduced by the amount of outstanding letters of credit and borrowings. The letters of credit, which support various contract performance and warranties, expire at various dates through December 31, 2012. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at March 31, 2008. At March 31, 2008, the Company had unsecured letters of credit and bonds totaling approximately $750,000 related to its international subsidiaries.

On February 29, 2008, the Company’s NATCO Japan subsidiary signed with Mitsui-Sumitomo Bank of Japan a short-term three-month promissory note of approximately $800,000 at a quarterly prime rate of 0.47%. The short-term borrowing was used to fund NATCO Japan’s anticipated projects in 2008.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Postretirement Benefits

Health Care and Life Insurance Plans

The following table summarizes the components of net periodic cost on postretirement benefit liability under the Company’s postretirement health care and life insurance benefit plans as of March 31, 2008 and 2007, respectively:

	For the Three Months Ended March 31,
	2008	2007
	(unaudited, in thousands)
Service cost	$2	$—
Interest cost	75	104
Amortization of:
Prior service cost	(444)	(440)
Net loss from previous years and certain adjustments	302	256

Net periodic cost on postretirement benefit liability	$(65)	$(80)

During the quarter ended March 31, 2008, the Company made contributions of $149,000 to the Company’s postretirement health care and life insurance benefit plans. We expect to contribute an aggregate of $666,000 to the plans during 2008.

Defined Contribution Plans

During the quarter ended March 31, 2008, the Company made contributions aggregating $1.1 million to the Company’s defined contribution plans maintained in the US, Canada and the UK. This amount included certain additional discretionary matching contributions provided by the Company to eligible employees in the US and Canadian plans.

(9) Contingencies

FCPA Review

On February 28, 2008, the Audit Committee of the Board of Directors of the Company, with the assistance of outside counsel, initiated a review of certain payments made in a foreign jurisdiction in which the Company operates, which may present compliance issues under the Foreign Corrupt Practices Act (“FCPA”). Based on the results of the internal review, the Company has determined that the payments were made to one or more person(s) who identified themselves as government employees, in order to obtain certain work permits and licenses, and to satisfy certain “penalties” assessed by the authorities. With respect to the referenced foreign jurisdiction, the internal review is sufficiently complete to reasonably determine the nature and extent of the matters covered by the review, and at this time, we have determined, with a reasonable amount of assurance, that the total of the payments at issue is approximately $161,000. These payments were made at various times in 2006 and 2007. The Company presently believes the payments are of an immaterial amount and expects this matter to have no effect on the Company’s previously reported financial results, including for the fiscal year ended December 31, 2007. The Audit Committee is also reviewing operations in several other jurisdictions in which the Company does business.

We have reported this matter to the Securities and Exchange Commission (“SEC”) and the US Department of Justice (“DOJ”) and intend to keep them apprised as to the progress of the review. On March 11, 2008, the

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEC informed us that it had opened a preliminary inquiry into the matter. The Company is cooperating with this inquiry. The Audit Committee is working towards completing its internal review, and further issues may arise as the Audit Committee completes its work. In addition, the DOJ, the SEC or other governmental authorities could seek criminal or civil sanctions, including monetary fines and penalties, against the Company and/or certain of its employees, as well as additional changes to its business practices and compliance programs in the event that the review or any governmental investigation identifies violations of law. To the extent any payments are determined to be illegal in a foreign jurisdiction, it is possible that there could be civil or criminal penalties assessed in that jurisdiction. As of March 31, 2008, we recorded $2.1 million for legal and other professional services incurred related to the Audit Committee’s on-going review. Although we do not expect this matter to have a material adverse effect on our business, financial condition or results of operations, we can give no assurance to that effect.

(10) Litigation

In the reporting period in which an unfavorable outcome of a litigation becomes probable and estimable, we accrue for the amount in our financial statements, according to the requirements of Statements of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” The Company did not have any material litigation pending at March 31, 2008.

NATCO and its subsidiaries are defendants or otherwise involved in an internal review and related SEC inquiry as discussed in Note 9, Contingencies, as well as a number of other legal proceedings in the ordinary course of their business. While we insure against the risk of these proceedings to the extent deemed prudent by our management, we can offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to our business activities. Although we cannot predict the outcome of any legal proceedings with certainty, in the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on our business, financial condition or results of operations.

(11) Share-Based Compensation

As of March 31, 2008, the Company had 614,490 shares available for future awards under its long-term incentive compensation plans. The Company may elect to issue new shares or treasury shares, if any, under its long-term incentive compensation plans.

The components of total share-based compensation expense, related to all of the Company’s share-based options and awards recognized for the three months ended March 31, 2008 and 2007, were:

	For the Three Months Ended March 31,
	2008	2007
	(unaudited, in thousands)
Total share-based compensation expense	$1,580	$850
Less: Tax benefit of share-based compensation expense	(551)	(307)

Share-based compensation expense, net of tax, recognized in income	$1,029	$543

The Company granted a total of 83,500 shares of restricted stock and 20,000 stock options to certain key employees during the three-month period ending March 31, 2008. There were no changes in methods or

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions used to measure share-based awards, and there was no significant impact of share-based arrangements on the Company’s cash flow for the three-month period ended March 31, 2008.

(12)	Preferred Shares Conversion

On March 25, 2008, the holders of the Company's Series B Redeemable Convertible Shares (“Preferred Shares”) converted the remaining 9,915 preferred shares outstanding into a total of 1,270,338 shares of the Company's common stock, pursuant to a formula specified in the certificate of designations with respect to the preferred stock. In accordance with the formula, the Company issued a number of whole shares of NATCO Group Inc. common stock equal to the face value of the preferred shares surrendered ($1,000 multiplied by the number of preferred shares surrendered) divided by the conversion price of $7.805, plus cash in lieu of issuing fractional shares.

(13) Earnings per Share

Per SFAS No. 128 “Earnings per Share,” the basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. The diluted earnings per common and potential common share is computed using net income available to common stockholders divided by the sum of the weighted average number of shares outstanding for the period and any incremental shares associated with (1) stock options and awards determined by using the “Treasury method” and (2) convertible preferred stock determined by applying the “if-converted” method. Net income available to common stockholders represents net income less convertible preferred stock dividends accrued.

The Company computes incremental shares according to the requirements of SFAS No. 123R, “Shared-based Payment.” The assumed proceeds include the windfall tax benefit related to unrecognized compensation expense. If anti-dilutive common shares related to stock options and restricted stock was included in our calculation, the impact would have been an increase of approximately 55,800 shares and 67,400 shares, in the three months ended March 31, 2008 and 2007, respectively.

For the quarter ended on March 31, 2008 and 2007, the Company included 1.3 million and 1.9 million shares, respectively, issuable upon conversion of the preferred shares in the calculation of the diluted weighted average shares, as the inclusion of these shares was dilutive at the level of income for the periods. The Preferred Shares were converted into common shares on March 25, 2008 as discussed in Note 12, Preferred Shares Conversion.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of basic and diluted earnings per common and potential common share for the three months ended March 31, 2008 and 2007, respectively:

	For the Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007
	Income	Weighted Average Shares Outstanding	Per Share Amount	Income	Weighted Average Shares Outstanding	Per Share Amount
	(unaudited; in thousands, except earnings per share amounts)
Net income	$9,853			$8,777
Less: Convertible preferred stock dividends accrued	(248)			(375)

Basic EPS:
Income available to common stockholders	$9,605	18,367	$0.52	$8,402	17,199	$0.49

Effect of dilutive securities:
Stock options	—	188		—	297
Restricted stock	—	74		—	77
Convertible preferred stock	248	1,270		375	1,922

Diluted EPS:
Income available to common stockholders	$9,853	19,899	$0.50	$8,777	19,495	$0.45

(14) Industry Segments

NATCO’s financial reporting segments are Integrated Engineered Solutions, Standard & Traditional and Automation & Controls.

•

Integrated Engineered Solutions: consisting of sales and related activities associated with built-to-order projects delivered to global markets including oil, water and gas technologies as well as the Company's West Texas CO2 processing facility.

•

Standard & Traditional: consisting of sales and related activities associated with the sale of standard and traditional equipment, as well as aftermarket parts sales and services, primarily in the Americas.

•	Automation & Controls: consisting of sales and related activities associated with the sale of control panels, packaged automation systems and field services.

NATCO allocates corporate and other expenses to each of the reporting segments based on headcount, total assets and revenue. Corporate assets are allocated to the segments based on the total assets of the segment. The accounting policies of the segments are consistent with the policies used to prepare the Company’s consolidated financial statements for the respective periods presented, as described in Note 2, Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2007. The Company evaluates the performance of its reporting segments based on income before depreciation and amortization expense, interest expense, interest income, other, net and income tax provision.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Integrated Engineered Solutions	Standard & Traditional	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)
Three Months Ended March 31, 2008
Revenue from unaffiliated customers	$54,833	$70,197	$26,940	$—	$151,970
Inter-segment revenue	$48	$688	$1,303	$(2,039)	$—
Segment profit	$8,288	$5,410	$4,429	$—	$18,127
Total assets	$204,494	$187,670	$38,705	$—	$430,869
Capital expenditures	$1,429	$3,173	$654	$—	$5,256
Depreciation and amortization	$993	$900	$159	$—	$2,052

Three Months Ended March 31, 2007
Revenue from unaffiliated customers	$48,415	$56,771	$22,243	$—	$127,429
Inter-segment revenue	$54	$445	$827	$(1,326)	$—
Segment profit	$8,171	$5,285	$2,114	$—	$15,570
Total assets	$173,389	$136,023	$35,678	$—	$345,090
Capital expenditures	$544	$987	$214	$—	$1,745
Depreciation and amortization	$634	$624	$132	$—	$1,390

The following table reconciles total segment profit to net income:

	For the Three Months Ended March 31,
	2008	2007
	(unaudited, in thousands)
Total segment profit	$18,127	$15,570
Interest expense	95	143
Interest income	(384)	(340)
Depreciation and amortization	2,052	1,390
Other, net	1,147	555

Income from continuing operations before income taxes	15,217	13,822
Income tax provision	5,364	5,045

Net income	$9,853	$8,777

(15) Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115,” which permits entities to choose to

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measure eligible items at fair value at specified election dates. If it elects to adopt the standard, a business entity shall report unrealized gains and losses on items for which the fair value has been elected in earnings at each subsequent reporting date. On the effective date of January 1, 2008, the Company elected not to adopt SFAS No. 159.

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

In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease classification or Measurement under Statement 13,” FSP No. FAS 157-1 amends SFAS No. 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141(R), “Business Combinations,” regardless of whether those assets and liabilities are related to leases. FSP No. FAS 157-1 is effective upon the initial adoption of SFAS No. 157. The Company adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. There was no impact on the Company’s consolidated results of operations, financial position or cash flows upon the adoption of FSP No. FAS 157-1.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP defers the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on a recurring basis, at least annually, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within its scope. FSP No. FAS 157-2 is effective upon issuance date of February 12, 2008. The Company adopted FSP No. FAS 157-2 on February 12, 2008 and there was no impact on the Company’s consolidated results of operations, financial position or cash flows upon its adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is in the process of evaluating the impact of SFAS No. 161, if any, on the Company’s consolidated results of operations, financial position and cash flows and will adopt it, if applicable, on January 1, 2009.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. This FSP amends paragraph 11(d) of SFAS No. 142, “Goodwill and Other Intangible Assets,” so that an entity will use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142, even when there is likely to be substantial cost or material modifications. The FSP intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles. The Company is in the process of evaluating the impact, if any, of the FSP on the Company’s consolidated results of operations, financial position and cash flows and will adopt it on January 1, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates and should be read in conjunction with information disclosed in our 2007 Annual Report on Form 10-K and the financial statements and notes presented in Item 1 of this Quarterly report on Form 10-Q.

Forward-Looking Statements

Management’s Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “plan,” “intend,” “designed to,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this document include, but are not limited to, discussions of accounting policies and estimates, indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company’s results of operations (see “—Industry and Business Environment”), growth plans for 2008 and beyond, future uses of and requirements for financial resources (see “—Liquidity and Capital Resources”), impact of bookings on future revenues and anticipated backlog levels. Our expectations about our business outlook, customer spending, potential acquisitions, oil and gas prices and our business environment and that of the industry in general are only our expectations regarding these matters. Actual results may differ materially from those in the forward-looking statements contained in this report for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, the availability of a skilled labor force, demand for, and prices of raw materials, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, energy policies of OPEC, conflict involving the United States or in major petroleum producing or consuming regions, acts of war or terrorism, technological advances that could lower overall finding and development costs, weather patterns, the outcome of the pending internal review or any related government enforcement actions and the overall condition of capital markets for countries in which we operate.

Overview

Effective January 1, 2008, we realigned our financial segment reporting. As a result of these changes, we reported our first quarter of 2008 financial results based on the following defined segments:

•

Integrated Engineered Solutions: consisting of sales and related activities associated with all built-to-order projects delivered to global markets including oil, water and gas technologies as well as the Company’s West Texas CO2 processing facility.

•

Standard & Traditional: consisting of sales and related activities associated with the sale of standard and traditional equipment, as well as aftermarket parts sales and services, primarily in the Americas.

•	Automation & Controls: consisting of sales and related activities associated with the sale of control panels, packaged automation systems and field services.

Acquisition of Linco-Electromatic, Inc

In January 2008, the Company acquired Linco-Electromatic, Inc., a US-based company that designs, manufactures, distributes and services an extensive line of equipment used to measure oil and natural gas in custody transfer, for approximately $23.0 million in cash, subject to certain adjustments.

FCPA Review

On February 28, 2008, the Audit Committee of the Board of Directors of the Company, with the assistance of outside counsel, initiated a review of certain payments made in a foreign jurisdiction in which the Company operates, which may present compliance issues under the FCPA. Based on the results of the internal review, the Company has determined that the payments were made to one or more person(s) who identified themselves as government employees, in order to obtain certain work permits and licenses, and to satisfy certain “penalties” assessed by the authorities. With respect to the referenced foreign jurisdiction, the internal review is sufficiently complete to reasonably determine the nature and extent of the matters covered by the review, and at this time, we have determined, with a reasonable amount of assurance, that the total of the payments at issue is approximately $161,000. These payments were made at various times in 2006 and 2007. The Company presently believes the payments are of an immaterial amount and expects this matter to have no effect on the Company’s previously reported financial results, including for the fiscal year ended December 31, 2007. The Audit Committee is also reviewing operations in several other jurisdictions in which the Company does business.

We have reported this matter to the Securities and Exchange Commission (“SEC”) and the US Department of Justice (“DOJ”) and intend to keep them apprised as to the progress of the review. On March 11, 2008, the SEC informed us that it had opened a preliminary inquiry into the matter. The Company is cooperating with this inquiry. The Audit Committee is working towards completing its internal review, and further issues may arise as the Audit Committee completes its work. In addition, the DOJ, the SEC or other governmental authorities could seek criminal or civil sanctions, including monetary fines and penalties, against the Company and/or certain of its employees, as well as additional changes to its business practices and compliance programs in the event that the review or any governmental investigation identifies violations of law. To the extent any payments are determined to be illegal in a foreign jurisdiction, it is possible that there could be civil or criminal penalties assessed in that jurisdiction. As of March 31, 2008, we recorded $2.1 million for legal and other professional services incurred related to the Audit Committee’s on-going review. Although we do not expect this matter to have a material adverse effect on our business, financial condition or results of operations, we can give no assurance to that effect.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make certain estimates and assumptions that affect the results reported in our consolidated financial statements and the accompanying notes. These estimates and assumptions are based on historical experience and on our future expectations that we believe to be reasonable under the circumstances. Note 2 to the consolidated financial statements filed in our Annual Report on Form 10-K for the year ended December 31, 2007 contains a summary of our significant accounting policies. We believe the following accounting policies are the most critical in the preparation of our consolidated financial statements:

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

Earned revenue is based on the percentage that incurred costs to date relate to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which the changes become known. Earned revenue reflects the original contract price adjusted for agreed claims and change order revenues, if any. In some instances, customers are billed in advance of services performed or products manufactured, and the Company recognizes the associated liability as deferred revenue. For the three months ended March 31, 2008, 50.1% of total Company revenues were recorded on an as-shipped or as performed basis and 49.9% were recorded using the percentage of completion method. Estimates are subjective in nature and it is possible that we could have used different estimates of total contract costs in our calculation of revenue recognized using the percentage of completion method. For the three months ended March 31, 2008, the Company had $68.6 million in revenues attributable to open percentage completion projects having an aggregate gross profit percentage of 28.5%. If we had used a different estimate of total contract costs for each contract in progress at March 31, 2008, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased each of total revenue and pre-tax income for the three months ended March 31, 2008, by approximately $960,000. At March 31, 2008, the Company had three contracts in a loss position, with an estimated aggregrate loss of $3.2 million of which $3.0 million was provided for in previous periods.

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

We tested goodwill for impairment as required by SFAS No. 142 at December 31, 2007. As a result of this testing, we did not record an impairment charge since an impairment was not indicated. No additional testing was performed during the three months ended March 31, 2008, as no indications of goodwill impairment were noted.

Share-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this method, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an operating expense on a straight-line basis over the requisite service period. Management is required to make subjective assumptions about the volatility of the Company’s common stock, the expected term of outstanding stock options, the risk-free interest rate and expected dividend payments during the contractual life of the options in order to calculate the fair value of the award. See Note 11, Share-Based Compensation to our consolidated financial statements.

Warranty. We sell products with a product warranty by which customers are entitled to a free repair during a specified warranty period following the purchase, usually twelve months from the date of shipment. The Company records a liability for estimated warranty claims liability as a percentage of revenue determined based on a historical review of warranty claims.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115,” which permits entities to choose to measure eligible items at fair value at specified election dates. If it elects to adopt the standard, a business entity shall report unrealized gains and losses on items for which the fair value has been elected in earnings at each subsequent reporting date. On the effective date of January 1, 2008, the Company has elected not to adopt SFAS No. 159.

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

In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease classification or Measurement under Statement 13,” FSP No. FAS 157-1 amends SFAS No. 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141(R), “Business Combinations,” regardless of whether those assets and liabilities are related to leases. FSP No. FAS 157-1 is effective upon the initial adoption of SFAS No. 157. The Company adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. There was no impact on the Company’s consolidated results of operations, financial position or cash flows upon the adoption of FSP No. FAS 157-1.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP defers the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within its scope. FSP No. FAS 157-2 is effective upon issuance date of February 12, 2008. The Company adopted FSP No. FAS 157-2 on February 12, 2008 and there was no impact on the Company’s consolidated results of operations, financial position or cash flows upon its adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is in the process of evaluating the impact of SFAS No. 161, if any, on the Company’s consolidated results of operations, financial position and cash flows and will adopt it, if applicable, on January 1, 2009.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. This FSP amends paragraph 11(d) of SFAS No. 142, “Goodwill and Other Intangible Assets,” so that an entity will use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142, even when there is likely to be substantial cost or material modifications. The FSP intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles. The Company is in the process of evaluating the impact, if any, of the FSP on the Company’s consolidated results of operations, financial position and cash flows and will adopt it on January 1, 2009.

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

Changes in commodity prices have impacted our business over the past several years. The following table summarizes the average price of domestic crude oil and Brent crude oil per barrel, the average wellhead price of natural gas per thousand cubic feet (“Mcf”), as published by the U.S. Department of Energy; the number of rotary drilling rigs in operation, as published by Baker Hughes Incorporated, for the three months ended March 31, 2008 and 2007 and for the years ended December 31, 2007 and 2006:

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2008	2007	2007	2006
Average price of crude oil per barrel in the U.S.	$97.94	$58.08	$72.32	$66.06
Average price of Brent crude oil per barrel	$96.94	$57.76	$72.47	$65.19
Average wellhead price of natural gas per Mcf in the U.S.	$7.61	$6.39	$6.39	$6.41
Average U.S. rig count	1,768	1,733	1,768	1,648
Average international rig count (excludes North America)	1,046	982	1,005	925

Historically, we have viewed operating rig counts as a benchmark of spending in the US oil and gas industry for exploration and development efforts. Our standard and traditional equipment sales, parts and services business generally relates to changes in rig activity. Energy economists predict global energy consumption annual growth rates of 1.8% per year until 2030, according to the “International Energy Outlook 2007,” published by the Energy Information Agency (“EIA”) of the US Department of Energy. As worldwide demand grows, producers in the oil and gas industry will increasingly rely on non-traditional sources of energy supply and expansion into new markets. As a result, additional and more complex equipment may be required from equipment and service suppliers to produce oil and gas from these fields, especially since many new oil and gas fields produce lower quality or contaminated hydrocarbon streams, requiring more complex production equipment. In general, these trends should increase the demand for our products and services.

Results of Operations

The following discussion of our historical results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Consolidated Revenue and Gross Profit

	Three Months Ended March 31,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue(1)	$151,970	$127,429	$24,541	19%
Cost of goods sold and services(1)	105,595	91,335	14,260	16%

Gross profit	$46,375	$36,094	$10,281	28%

Gross profit percentage	31%	28%	3%	11%

(1)	The table above includes inter-segment elimination amounts for revenue of $2.0 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively.

Revenue. Revenue of $152.0 million for the three months ended March 31, 2008 increased $24.5 million, or 19%, from $127.4 million for the three months ended March 31, 2007. All business segments contributed to the increase in revenue which consisted of the higher built-to-order project activity in our Integrated Engineered Solutions segment, the continued strength in sales of our Standard & Traditional equipment and services business across North America and increased international field service activities in the Automation & Controls segment.

The continued growth in revenue was also complemented by our most recent acquisitions of a Norwegian process solutions company acquired in December 2007 and Linco-Electromatic Inc., a US liquids measurement business acquired during the quarter ended March 31, 2008.

Gross Profit. Gross profit for the three months ended March 31, 2008 increased $10.3 million, or 28%, from $36.1 million for the three months ended March 31, 2007. Most of this increase was due to the increased revenue in all business segments combined with the improved execution in our US and international built-to-order projects and higher prices for our international field service work.

Integrated Engineered Solutions Segment

	Three Months Ended March 31,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue	$54,881	$48,469	$6,412	13%
Cost of goods sold and services	36,266	33,244	3,022	9%

Gross profit	$18,615	$15,225	$3,390	22%

Gross profit percentage	34%	31%	3%	10%

Revenue of $54.9 million for the three months ended March 31, 2008 for the Integrated Engineered Solutions segment increased $6.4 million, or 13%, compared to $48.5 million for the three months ended March 31, 2007. Of this increase, $8.3 million consisted of the additional revenue from the higher built-to-order project activity and our Norwegian process solutions company acquired in December 2007. Partially offsetting this increase was approximately $1.3 million of lower membrane replacement sales and approximately $700,000 of lower revenue from our CO2 gas processing facilities in West Texas. There was $48,000 in inter-segment revenue for the three months ended March 31, 2008, compared to $54,000 for the three months ended March 31, 2007.

Gross profit for the Integrated Engineered Solutions segment for the three months ended March 31, 2008 increased $3.4 million, or 22%, compared to the three months ended March 31, 2007. This increase was due primarily from the higher revenue and improved execution in the US and international built-to-order project business partially offset with lower contribution from the decrease in sales of membrane replacements and the Company’s CO2 gas processing facilities in West Texas. Gross profit percentage for Integrated Engineered Solutions was 34% and 31% for the three-month periods ended March 31, 2008 and 2007, respectively. The increase in gross profit percentage was primarily attributable to the improved execution in US and international built-to-order project business.

Standard &Traditional Segment

	Three Months Ended March 31,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue	$70,885	$57,216	$13,669	24%
Cost of goods sold and services	50,908	41,067	9,841	24%

Gross profit	$19,977	$16,149	$3,828	24%

Gross profit percentage	28%	28%	0%	0%

Standard & Traditional segment revenue increased $13.7 million, or 24%, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. This increase was primarily attributable to the continued strength in sales of our Standard & Traditional equipment and services across North America and from the additional revenue from our recent acquisition of a US company that designs, manufactures, distributes and services an extensive line of equipment used to measure oil and natural gas in custody transfer.

Inter-segment revenue for this business segment was $688,000 for the three months ended March 31, 2008, compared to $445,000 for the three months ended March 31, 2007.

Gross profit for the Standard & Traditional segment increased $3.8 million, or 24%, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. This increase was primarily a result of the increased revenue. Gross profit percentage was unchanged for the three month periods ended March 31, 2008 and 2007.

Automation & Controls Segment

	Three Months Ended March 31,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue	$28,243	$23,070	$5,173	22%
Cost of goods sold and services	20,460	18,350	2,110	11%

Gross profit	$7,783	$4,720	$3,063	65%

Gross profit percentage	28%	20%	8%	40%

Revenue for the Automation & Controls segment was $28.2 million, an increase of $5.2 million, or 22%, for the three months ended March 31, 2008, compared to $23.1 million for the three months ended March 31, 2007. This increase was primarily due to approximately $6.1 million of increased international field service activity partially offset by an anticipated reduction in the Gulf of Mexico field service activity of approximately $900,000. Inter-segment revenue for this business segment was $1.3 million for the three months ended March 31, 2008, compared to $827,000 for the three months ended March 31, 2007.

Gross profit for the Automation & Controls segment increased $3.1 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Approximately $1.5 million of the increase was due to the additional revenue with the remaining increase primarily due to the higher pricing on our international field service work. Gross profit percentage was 28% and 20% for the three months ended March 31, 2008 and 2007, respectively. This increase was due primarily to the improved pricing and higher utilization of our international field service resources.

Other Items

Selling, General and Administrative Expense. Selling, general and administrative expense was $27.8 million for the three months ended March 31, 2008, an increase of $7.5 million, or 37%, compared to the three months ended March 31, 2007. This increase consisted primarily of $3.0 million of higher selling, pre-order engineering services and other support activities related to the increased business activity. Additionally there were increases in corporate, general and administration of approximately $4.7 million. This increase was mainly attributable to $2.6 million of higher compensation costs associated with increased headcount, employee retention programs and share-based incentive compensation related to the increased business activity and $2.1 million related to a previously announced, and ongoing, review of certain payments made in a foreign jurisdiction. Of this amount, $0.8 million, $1.0 million and $0.3 million was allocated to the Integrated Engineered Solutions segment, the Standard & Traditional segment and the Automation & Controls segment, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense was $2.1 million for the three months ended March 31, 2008; an increase of $662,000, or 48%, compared to the three months ended March 31, 2007. The increase was primarily attributable to depreciation of operating equipment and office leasehold improvements made during 2007 and for the three months ended March 31, 2008.

Interest Expense. Interest expense was $95,000 and $143,000 for the three months ended March 31, 2008 and 2007, respectively.

Interest Income. Interest income was $384,000 and $340,000 for the three months ended March 31, 2008 and 2007, respectively. An increase of $44,000 over the prior year period resulted from the increase in invested cash as a result of higher earnings and cash flow.

Other, net. Other, net was a net expense of $1.1 million and $555,000 for the three months ended March 31, 2008 and 2007. Both periods related primarily to net realized and unrealized foreign exchange translation losses.

Income Tax Provision. Income tax expense for the three months ended March 31, 2008 was $5.4 million compared to $5.0 million for the three months ended March 31, 2007. The change in tax expense was primarily attributable to an increase in pre-tax income to $15.2 million for the three months ended March 31, 2008 from pre-tax income of $13.8 million for the three months ended March 31, 2007. The effective tax rate for the three months ended March 31, 2008 was 35.3% compared to 36.5% for the three months ended March 31, 2007.

Preferred Stock Dividends. We recorded preferred stock dividends totaling $248,000 and $375,000 for each of the three months ended March 31, 2008 and 2007 related to our Series B Convertible Preferred Stock. The decrease relates to a reduction in the dividend requirement due to certain preferred shareholders converting a portion of their Series B Preferred Shares to common stock during 2007.

Bookings and Backlog

The Company’s bookings as of March 31, 2008 and 2007 were:

	Three Months Ended March 31,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Bookings:
Integrated Engineered Solutions	$79,560	$46,632	$32,928	71%
Standard & Traditional	68,707	61,139	7,568	12%
Automation & Controls	$28,117	$26,079	$2,038	8%

Total bookings	$176,384	$133,850	$42,534	32%

Our bookings were $176.4 million and $133.9 million for the three months ended March 31, 2008 and 2007, respectively. Bookings increased $32.9 million, $7.6 million and $2.0 million in the Integrated Engineered Solutions segment, the Standard & Traditional segment and the Automation & Controls segment respectively, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

The Company’s backlog as of March 31, 2008 and 2007 was:

	Three Months Ended March 31,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Backlog:
Integrated Engineered Solutions	$120,890	$138,648	$(17,758)	(13)%
Standard & Traditional	65,518	64,433	1,085	2%
Automation & Controls	$8,629	$10,625	$(1,996)	(19)%

Total backlog	$195,037	$213,706	$(18,669)	(9)%

Our sales backlog at March 31, 2008 was $195.0 million, compared to $213.7 million at March 31, 2007. Backlog decreased $17.8 million in the Integrated Engineered Solutions segment, increased $1.1 million in the Standard &Traditional segment and decreased $2.0 million in the Automation & Controls segment year over year.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2008 and December 31, 2007, we had cash and cash equivalents of $42.8 million and $63.6 million, respectively.

Working Capital

As of March 31, 2008, we had $102.7 million of working capital, compared to $110.3 million at December 31, 2007, a decrease of $7.6 million, or 7%. This decrease was primarily due to decreases in cash and cash equivalents of $20.8 million associated with the purchase of Linco-Electromatic, Inc. in January 2008, partially offset by increases of $3.2 million in inventory and $4.0 million in prepaid expenses and other current assets and a net decrease of $7.7 million in current liabilities, consisting primarily of accrued expenses, customer advanced billings and payments and other taxes payable.

Cash Flow

	For the Three Months Ended March 31,
	2008	2007
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$9,449	$16,302
Investing activities	(26,085)	(1,728)
Financing activities	(4,303)	(162)
Effect of exchange rate changes on cash and cash equivalents	128	8

Net (decrease) increase in cash and cash equivalents	$(20,811)	$14,420

Net cash provided by operating activities for the three months ended March 31, 2008 was $9.4 million compared to $16.3 million for the three months ended March 31, 2007. The decrease of $6.9 million in net cash provided by operating activities in 2008, compared to 2007 is largely due to a decrease in accrued expenses and customer advanced billings and payments partially offset with decreases in accounts receivable and inventory.

Customer advanced billings and payments decreased $6.7 million during 2008 compared to an increase of $5.8 million for 2007 and accrued expenses decreased $12.6 million during 2008 compared to a decrease of $1.2 million for 2007. Inventory decreased $818,000 during 2008 compared to an increase of $5.0 million for 2007 and net cash flow from accounts receivable was $8.2 million for 2008, compared to the use of cash of $2.4 million for 2007 as a result of our increased efforts to collect customer payments.

Net cash used in investing activities was $26.1 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively. The primary uses of funds for the three months ended March 31, 2008 were related to the net cash payment of $23.0 million associated with our acquisition of Linco-Electromatic Inc. and $3.1 million of capital expenditures. The primary use of funds for the three months ended March 31, 2007 was for capital expenditures.

Net cash used in financing activities for the three months ended March 31, 2008 and 2007 was $4.3 million and $162,000 respectively. The primary use of cash for the three months ended March 31, 2008 included bank overdrafts of $3.9 million, treasury shares acquired of $1.0 million and dividends paid of $248,000. This was partially offset with $761,000 related to the short term financing in one of our foreign subsidiaries.

Capital Resources

As of March 31, 2008, the Company had available capacity under various credit agreements of $72.9 million. Below is a discussion of the Company’s existing credit facilities. For further discussion of our credit facilities, see the Company’s 2007 Annual Report on Form 10-K.

In July 2006, the Company entered into a revolving credit facilities agreement with a maturity of June 30, 2011 and a total borrowing capacity of $85.0 million. The Company pays commitment fees on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which was calculated at 0.25% at March 31, 2008.

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

There were no borrowings outstanding under these facilities as of December 31, 2007 or March 31, 2008.

The Company had total letters of credit outstanding of $22.1 million and available borrowing capacity of $72.9 million at March 31, 2008. Availability under our credit facilities is reduced by the amount of outstanding letters of credit and borrowings. The letters of credit, which support various contract performance and warranties, expire at various dates through December 31, 2012. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at March 31, 2008. At March 31, 2008, the Company had unsecured letters of credit and bonds totaling approximately $750,000 related to its international subsidiaries.

On February 29, 2008, the Company’s NATCO Japan subsidiary signed with Mitsui-Sumitomo Bank of Japan a short-term three-month promissory note of approximately $800,000 at a quarterly prime rate of 0.47%. The short-term borrowing was intended to accommodate NATCO Japan’s anticipated projects in 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This information updates and should be read in conjunction with our 2007 Annual Report on Form 10-K.

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K, except as presented below:

Foreign Currency Risk

Our operations are conducted around the world in a number of different countries. Accordingly, our earnings and cash flow are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Canada, UK, Norway and Japan. In Canada, most contracts are denominated in Canadian dollars, and most of the costs incurred are in Canadian dollars, which mitigates risks associated with currency fluctuations. In the UK, many of our sales contracts and material purchases are denominated in a currency other than British pounds sterling, primarily US dollars and euros, whereas our engineering and overhead costs are principally denominated in British pounds sterling. In Norway, our contracts are denominated in Norwegian kroner and most costs incurred are in Norwegian kroner. In Japan, most contracts are denominated in US dollars and most costs incurred are in Japanese yen. We attempt to minimize our exposure to foreign currency exchange rate risk by requiring settlement in our functional currencies, when possible. We do not currently enter into forward contracts or other currency-related derivative hedge arrangements.

Interest Rate Risk

Our financial instruments are subject to changes in interest rates, including our revolving credit facilities, export sales credit facility and short-term investment. We invest our excess cash in short-term highly liquid investments and our investment objective is to preserve principal and maintain liquidity. As of March 31, 2008, we had no borrowings outstanding under our credit facilities. Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material.

Commodity Price Risk

In our ordinary course of business, we are exposed to market risk for price fluctuations of our raw materials and supplies. In 2008, the prices of certain raw materials that are used in a variety of our manufactured products, such as plate steel, have increased since the beginning of the year and are subject to further increases and volatility. Lack of availability in materials and components could also cause project delivery delays that may result in liquidated damages. Any significant and abnormal price increases in any of these commodity markets could negatively impact our operating costs and could adversely affect our results of operations and our cash flows as we may not be able to pass them on to our customers in the form of surcharges or increased pricing.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain controls and procedures designed to ensure that the information that we are required to disclose in the reports we file with or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rule and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow accurate, complete and timely decisions regarding required disclosure.

The design of any system of internal control is based, in part, upon assumptions about the likelihood of certain future events, and there can be no assurance that any design will be successful in achieving its stated

objectives under all potential future conditions, regardless of how remote. In addition, an internal control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance the objectives of the internal control system will be met. Therefore, our management, including our Chief Executive Officer and Chief Financial Officer does not expect our disclosure controls to prevent and/or detect all errors and fraud. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurances that all control issues and instances of fraud, if any, within the company have been detected.

As of March 31, 2008, we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the design and operation effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008 to the extent disclosed below.

The Company’s disclosure controls and procedures were not effective as of December 31, 2007 as it relates to an ongoing internal review by outside counsel, on behalf of the Audit Committee, into certain payments made in a foreign jurisdiction in which the Company operates, which may present issues under the Foreign Corrupt Practices Act. This review was sufficiently complete to reasonably determine the nature and extent of the matters covered by the internal review. Based on the review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company did not maintain an effective Foreign Corrupt Practices Act compliance program. The Company’s policies and procedures were not sufficient to give reasonable assurance that matters involving potential violations of the FCPA were appropriately identified, reported, and evaluated. As a result of this material weakness, payments were made that were not in accordance with the Company’s policies and procedures.

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

Although we have taken and will continue to take actions as described above to improve the control environment within our organization, they were not considered effective as of March 31, 2008 in remediating the material weakness.

Changes in internal control over financial reporting

There were no other changes in our internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal proceedings

See Part I, Item 1, Financial Statements, Note 9, Contingencies and Note 10, Litigation, which are incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the surrenders or forfeitures of the Company’s equity securities during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to 31, 2008(1)	19,046	$54.76	—	—
February 1 to 29, 2008	—	—	—	—
March 1 to 31, 2008	—	—	—	—

Three months ended March 31, 2008	19,046	$54.76	—	—

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

NATCO GROUP INC.

Date: May 8, 2008	By:	/s/ JOHN U. CLARKE
John U. Clarke
Chairman of the Board and
Chief Executive Officer

Date: May 8, 2008	By:	/s/ BRADLEY P. FARNSWORTH
Bradley P. Farnsworth
Senior Vice President and Chief Financial Officer