Form 10-Q
period 2008-06-30
NATCO GROUP INC
filed 2008-08-06
CIK 1057693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-15603

NATCO Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2906892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11210 Equity Drive Houston, Texas	77041
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2008, the issuer had outstanding 20,187,590 shares of common stock, par value $0.01 per share.

NATCO GROUP INC.

FORM 10-Q

For the Quarter Ended June 30, 2008

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,529	$63,577
Trade accounts receivable, less allowance for doubtful accounts of $1,334 and $1,435 as of June 30, 2008 and December 31, 2007, respectively	141,112	139,054
Inventories, net	49,282	46,456
Deferred income tax assets, net	6,972	6,927
Prepaid expenses and other current assets	8,581	5,266

Total current assets	248,476	261,280
Property, plant and equipment, net	56,442	46,651
Goodwill, net	109,563	99,469
Deferred income tax assets, net	691	3,373
Intangible and other assets, net	25,176	12,940

Total assets	$440,348	$423,713

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and other	$50,874	$51,552
Accrued expenses	54,063	61,298
Customer advanced billings and payments	39,381	35,652
Income taxes payable	—	2,478

Total current liabilities	144,318	150,980
Long-term deferred tax liabilities	3,451	3,418
Postretirement benefits and other long-term liabilities	11,836	9,192

Total liabilities	159,605	163,590
Commitments and contingencies (See Note 9, Contingencies)
Minority interest	2,362	1,226
Series B redeemable convertible preferred stock, $.01 par value; 15,000 shares authorized, zero and 9,915 shares issued and outstanding (net of issuance costs) as of June 30, 2008 and December 31, 2007, respectively	—	9,401
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares (of which 500,000 are designated as Series A and 15,000 are designated as Series B); no shares issued and outstanding (except Series B Preferred shares above)	—	—
Series A preferred stock, $.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 20,036,760 and 18,646,778 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	200	186
Additional paid-in-capital	153,080	140,527
Retained earnings	117,537	101,739
Treasury stock, 1,500 and 1,168 shares as of June 30, 2008 and December 31, 2007, respectively	(54)	(59)
Accumulated other comprehensive income	7,618	7,103

Total stockholders’ equity	278,381	249,496

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$440,348	$423,713

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Products	$134,356	$109,090	$256,783	$211,125
Services	26,042	31,604	55,585	56,998

Total revenue	$160,398	$140,694	$312,368	$268,123
Cost of goods sold and services:
Products	$102,604	$82,284	$192,460	$160,101
Services	13,654	17,823	29,393	31,340

Total cost of goods sold and services	$116,258	$100,107	$221,853	$191,441

Gross profit	$44,140	$40,587	$90,515	$76,682
Selling, general and administrative expense	31,424	20,488	59,258	40,866
Depreciation and amortization expense	2,799	1,501	4,851	2,891
Interest expense	139	37	234	180
Interest income	(225)	(621)	(609)	(962)
Minority interest (income) expense	712	(85)	1,091	(24)
(Gain) loss on unconsolidated investment	(118)	22	(83)	108
Other, net	(155)	508	992	1,064

Income before income taxes	$9,564	$18,737	$24,781	$32,559
Income tax provision	3,371	6,595	8,735	11,640

Net income	$6,193	$12,142	$16,046	$20,919
Preferred stock dividends	—	375	248	750

Net income available to common stockholders	$6,193	$11,767	$15,798	$20,169

Earnings per share:
-Basic	$0.32	$0. 68	$0.83	$1.17
-Diluted	$0.31	$0. 62	$0.81	$1.07
Weighted average number of shares of common stock:
-Basic	19,552	17,259	18,960	17,229
-Diluted	19,807	19,565	19,811	19,524

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$16,046	$20,919
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(1,594)	(1,669)
Depreciation and amortization expense	4,851	2,891
Non-cash interest expense	67	54
Share-based compensation expense	3,207	1,826
Excess tax benefit of share-based compensation	2	97
Minority interest (income) expense	1,091	(24)
(Gain) loss from unconsolidated investment	(83)	108
Net periodic cost on postretirement benefit liability	(282)	(202)
Net payments on postretirement benefit liability	(355)	(412)
(Gain) loss on sale of property, plant and equipment	(37)	16
Change in assets and liabilities:
Decrease (increase) in trade accounts receivable	6,262	(8,018)
Decrease (increase) in inventories	1,181	(4,887)
Increase in prepaid expense and other current assets	(1,949)	(18)
Increase in long-term assets	(807)	(78)
Increase in long-term liabilities	2,408	400
(Decrease) increase in accounts payable	(3,051)	7,686
Decrease in accrued expenses	(8,963)	(3,158)
(Decrease) increase in taxes	(4,255)	773
Increase in customer advanced billings and payments	2,737	3,919

Net cash provided by operating activities	16,476	20,223

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(10,786)	(5,373)
Acquisitions, net of cash acquired	(24,098)	(384)
Proceeds from sales of property, plant and equipment	56	20

Net cash used in investing activities	(34,828)	(5,737)

Cash flows from financing activities:
Short term borrowings, net	280	—
Proceeds from stock issuances related to stock options, net	324	1,071
Excess tax benefit of share-based compensation	255	1,140
Change in bank overdrafts	(2,293)	732
Dividends paid	(248)	(750)
Treasury shares acquired	(1,043)	(7)

Net cash provided by (used in) financing activities	(2,725)	2,186

Effect of exchange rate changes on cash and cash equivalents	29	735

Increase (decrease) in cash and cash equivalents	(21,048)	17,407
Cash and cash equivalents at beginning of period	63,577	35,238

Cash and cash equivalents at end of period	$42,529	$52,645

Cash paid for interest	$195	$201
Cash paid for income taxes	$14,472	$10,492

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

The accompanying interim consolidated financial statements and related disclosures are unaudited and prepared by NATCO Group Inc. pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). As permitted by these regulations, certain information and footnote disclosures that would typically be required in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company’s management believes that these statements reflect all the normal recurring and non-recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filing for the year ended December 31, 2007 which includes a summary of our significant accounting policies and other disclosures. No changes were made to our significant accounting policies during the three months ended June 30, 2008.

The preparation of financial statements requires the Company’s management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment information, as described in Note 13, Industry Segments, has been reclassified to reflect the redefined segments effective January 1, 2008, as disclosed in our Annual Report on Form 10-K filing for the year ended December 31, 2007.

References to “NATCO” and “the Company” are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

(2) Inventories

Inventories consisted of the following amounts:

	June 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Finished goods	$16,516	$15,100
Work-in-process	16,677	18,387
Raw materials and supplies	27,881	23,003

Inventories at FIFO, LIFO and weighted average	61,074	56,490
LIFO and other valuation reserves	(11,792)	(10,034)

Net inventories	$49,282	$46,456

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s net inventories as of June 30, 2008 and December 31, 2007 by valuation method were:

	June 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
FIFO	$6,584	$8,635
Weighted average cost	701	570
LIFO	41,997	37,251

Net inventories	$49,282	$46,456

(3) Costs and Estimated Earnings on Uncompleted Contracts Using Percentage-of-Completion Method

Costs and estimated earnings on uncompleted contracts using the percentage-of-completion method were as follows:

	June 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Cost incurred on uncompleted contracts	$293,513	$255,584
Estimated earnings	126,259	99,864

	419,772	355,448
Less billings to date	408,512	338,667

	$11,260	$16,781

Included in the accompanying balance sheet under the captions:
Trade accounts receivable	$41,388	$45,438
Customer advanced billings and payments	(30,128)	(28,657)

	$11,260	$16,781

(4) Goodwill and Intangible Assets

Goodwill

Net goodwill by segment as of June 30, 2008 and December 31, 2007 was as follows:

	June 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Integrated Engineered Solutions	$85,492	$83,964
Standard & Traditional	19,687	11,121
Automation & Controls	4,384	4,384

Total	$109,563	$99,469

Changes in the carrying amount of goodwill were as follows (unaudited, in thousands):

Balance at December 31, 2007	$99,469
Goodwill associated with Linco-Electromatic, Inc. acquisition	8,495
Foreign currency translation and other	1,599

Balance at June 30, 2008	$109,563

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, goodwill was not impaired. During the six months ended June 30, 2008, no additional testing was performed as management noted no indications of goodwill impairment.

Intangible Assets

Intangible assets subject to amortization as of June 30, 2008 and December 31, 2007 were:

	As of June 30, 2008		As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited)
		(in thousands)
Deferred financing fees	$946	$573	$946	$506
Patents	6,999	448	6,532	202
Customer relationships	15,100	383	5,579	—
Other	2,794	810	770	355

Total	$25,839	$2,214	$13,827	$1,063

Amortization and interest expense related to deferred financing fees, patents and other of $881,000 and $1.2 million were recognized for the three and six months ended June 30, 2008 compared to $83,000 and $161,000 for the three and six months ended June 30, 2007, respectively.

(5) Warranty Costs

Estimated future warranty obligations related to products are charged to cost of goods sold in the period in which the related revenue is recognized. A reconciliation of the changes in the Company’s aggregate product warranty liability included in the consolidated balance sheet liability account “Accrued expenses” for the six months ended June 30, 2008, is set forth below (unaudited, in thousands).

Balance at December 31, 2007	$3,265
Foreign currency translation	10
Payments/charges	(1,139)
Net accruals	1,690

Balance at June 30, 2008	$3,826

(6) Income Taxes

NATCO’s effective income tax rate for each of the three and six months ended June 30, 2008 was 35.2%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials and permanent differences.

Effective January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” As of December 31, 2007, the Company provided for a liability of $920,000 for unrecognized tax benefits related to various federal income tax matters. If recognized, the entire amount of the liability would affect the effective tax rate. There was no change to the balance during the six months ended June 30, 2008.

We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within the next year.

Any interest and penalties that may be incurred as part of this liability would be recognized as a component of interest expense and other expense, respectively. No interest or penalty expenses had been recognized as of

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2008. The Company’s US federal tax returns currently open to audit by the Internal Revenue Service relate to the years ended December 31, 2004 through 2006.

(7) Debt

As of June 30, 2008, the Company had available capacity under various credit agreements of $73.4 million. Below is a discussion of the Company’s existing credit facilities. For further discussion of our credit facilities, see the Company’s 2007 Annual Report on Form 10-K.

In July 2006, the Company entered into a revolving credit facilities agreement with a maturity of June 30, 2011 and a total borrowing capacity of $85.0 million. The Company pays commitment fees on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which was calculated at 0.25% at June 30, 2008.

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

There were no borrowings outstanding under these facilities as of December 31, 2007 or June 30, 2008.

The Company had total letters of credit outstanding of $20.4 million and available borrowing capacity of $72.8 million at June 30, 2008. Availability under our credit facilities is reduced by the amount of outstanding letters of credit and borrowings. The letters of credit, which support various contract performance and warranties, expire at various dates through December 31, 2012. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at June 30, 2008. At June 30, 2008, the Company had unsecured letters of credit and bonds totaling approximately $1.2 million related to its international subsidiaries.

On February 29, 2008, the Company’s NATCO Japan subsidiary signed a three-month promissory note with a Japanese bank of approximately $800,000 at a quarterly prime rate of 0.47%. As of June 30, 2008, this note had been paid in full.

(8) Postretirement Benefits

Health Care and Life Insurance Plans

The following table summarizes the components of net periodic cost on postretirement benefit liability under the Company’s postretirement health care and life insurance benefit plans as of June 30, 2008 and 2007, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited, in thousands)
Interest cost	$86	$100	$163	$204
Amortization of:
Prior service cost	(445)	(394)	(889)	(834)
Net loss from previous years and certain adjustments	142	489	444	745

Net periodic cost (benefit) on postretirement benefit liability	$(217)	$195	$(282)	$115

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three and six months ended June 30, 2008, the Company made contributions of $206,000 and $355,000, respectively, to the Company’s postretirement health care and life insurance benefit plans, compared to $211,000 and $412,000, respectively, during the three and six months ended June 30, 2007. We expect to contribute an aggregate of $666,000 to the plans during 2008.

Defined Contribution Plans

During the three and six months ended June 30, 2008, the Company made contributions aggregating $1.0 million and $2.1 million, respectively, to the Company’s defined contribution plans maintained in the US, Canada and the UK. This amount included certain additional discretionary matching contributions provided by the Company to eligible employees in the US and Canadian plans.

(9) Contingencies

FCPA Review

On February 28, 2008, the Audit Committee of the Board of Directors of the Company, with the assistance of outside counsel, initiated a review of certain payments made in a foreign jurisdiction in which the Company operates, which may present compliance issues under the Foreign Corrupt Practices Act (“FCPA”). Based on the results of the internal review, the Company has determined that the payments were made to one or more person(s) who identified themselves as government employees, in order to obtain certain work permits and licenses, and to satisfy certain “penalties” assessed by the authorities. The Audit Committee also has been reviewing operations in several other jurisdictions in which the Company does business. The internal review is substantially complete. At this time, with respect to the initial jurisdiction referenced above, we have determined, with a reasonable amount of assurance, that the total of the payments at issue is less than $220,000. With respect to the other jurisdictions referenced above, the payments at issue are of a similarly immaterial amount. In total, the Company presently believes, in the aggregate, all payments referenced above are of an immaterial amount and expects this matter to have no effect on the Company’s previously reported financial results.

We have reported this matter to the Securities and Exchange Commission (“SEC”) and the US Department of Justice (“DOJ”) and have kept them apprised as to the status of the review. On March 11, 2008, the SEC informed us that it had opened a preliminary inquiry into the matter. The Company is cooperating with this inquiry. As part of any resolution of this matter, the DOJ, the SEC or other governmental authorities could seek criminal or civil sanctions, including monetary fines and penalties, against the Company and/or certain of its employees, as well as additional changes to its business practices and compliance programs in the event that the review or any governmental investigation identifies violations of law. To the extent any payments are determined to be illegal in a foreign jurisdiction, it is possible that there could be civil or criminal penalties assessed in that jurisdiction. As of June 30, 2008, we recorded $7.1 million for legal and other professional services incurred related to the Audit Committee’s review. Although we do not expect this matter to have a material adverse effect on our business or financial condition, we can give no assurance to that effect.

(10) Litigation

In the reporting period in which an unfavorable outcome of litigation becomes probable and estimable, we accrue for the amount in our financial statements, according to the requirements of Statements of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” The Company did not have any material litigation pending at June 30, 2008.

NATCO and its subsidiaries are defendants or otherwise involved in an internal review and related SEC inquiry as discussed in Note 9, Contingencies, as well as a number of other legal proceedings in the ordinary

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(11) Share-Based Compensation

As of June 30, 2008, the Company had 601,661 shares available for future awards under its long-term incentive compensation plans. The Company may elect to issue new shares or treasury shares, if any, under its long-term incentive compensation plans.

The components of total share-based compensation expense, related to all of the Company’s share-based options and awards recognized for the three months ended June 30, 2008 and 2007, were:

	For the Three Months Ended June 30,
	2008	2007
	(unaudited, in thousands)
Total share-based compensation expense	$1,627	$976
Less: Tax benefit of share-based compensation expense	(560)	(353)

Share-based compensation expense, net of tax, recognized in income	$1,067	$623

The components of total share-based compensation expense, related to all of the Company’s share-based options and awards recognized for the six months ended June 30, 2008 and 2007, were:

	For the Six Months Ended June 30,
	2008	2007
	(unaudited, in thousands)
Total share-based compensation expense	$3,207	$1,826
Less: Tax benefit of share-based compensation expense	(1,111)	(660)

Share-based compensation expense, net of tax, recognized in income	$2,096	$1,166

The Company granted a total of 17,000 and 100,500 shares of restricted stock and 8,000 and 28,000 stock options to certain key employees during the three and six month periods ending June 30, 2008, respectively. There were no changes in methods or assumptions used to measure share-based awards, and there was no significant impact of share-based arrangements on the Company’s cash flow for the six month period ended June 30, 2008.

(12) Earnings per Share

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) convertible preferred stock determined by applying the “if-converted” method. Net income available to common stockholders represents net income less convertible preferred stock dividends accrued.

The Company computes incremental shares according to the requirements of SFAS No. 123R, “Shared-based Payment.” The assumed proceeds include the windfall tax benefit related to unrecognized compensation expense. If anti-dilutive common shares related to stock options and restricted stock was included in our calculation, the impact would have been an increase of approximately 22,000 shares and 97,000 shares, in the three months ended June 30, 2008 and 2007, respectively, and an increase of approximately 34,000 shares and 136,000 shares, in the six months ended June 30, 2008 and 2007, respectively.

For the three and six months ended June 30, 2007, the Company included 1.9 million shares issuable upon conversion of the Series B Redeemable Convertible Shares (“preferred shares”) in the calculation of the diluted weighted average shares, as the inclusion of these shares was dilutive at the level of income for the periods. During July and August of 2007 a total of 5,085 of these shares were converted into a total of 651,502 shares of the Company’s common stock pursuant to a formula specified in the certificate of designations with respect to the preferred stock. The remaining preferred shares were converted into 1.3 million shares of the Company’s common stock pursuant to the same formula on March 25, 2008.

The following tables present the computation of basic and diluted earnings per common and potential common share for the three and six months ended June 30, 2008 and 2007, respectively:

	For the Three Months Ended June 30, 2008			For the Three Months Ended June 30, 2007
	Income	Weighted Average Shares Outstanding	Per-Share Amount	Income	Weighted Average Shares Outstanding	Per-Share Amount
	(unaudited, in thousands, except earnings per share amounts)
Net income	$6,193			$12,142
Less: Convertible preferred stock dividends accrued	—			(375)

Basic EPS:
Income available to common stockholders	$6,193	19,552	$0.32	$11,767	17,259	$0.68

Effect of dilutive securities:
Stock options	—	193		—	301
Restricted stock	—	62		—	83
Convertible preferred stock	—			—	1,922

Diluted EPS:
Plus: Convertible preferred stock dividends accrued	—			375

Income available to common stockholders	$6,193	19,807	$0.31	$12,142	19,565	$0.62

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007
	Income	Weighted Average Shares Outstanding	Per-Share Amount	Income	Weighted Average Shares Outstanding	Per-Share Amount
	(unaudited, in thousands, except earnings per share amounts)
Net income	$16,046			$20,919
Less: Convertible preferred stock dividends accrued	(248)			(750)

Basic EPS:
Income available to common stockholders	$15,798	18,960	$0.83	$20,169	17,229	$1.17

Effect of dilutive securities:
Stock options	—	190		—	295
Restricted stock	—	68		—	78
Convertible preferred stock	—	593		—	1,922

Diluted EPS:
Plus: Convertible preferred stock dividends accrued	248			750

Income available to common stockholders	$16,046	19,811	$0.81	$20,919	19,524	$1.07

(13) Industry Segments

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Integrated Engineered Solutions	Standard & Traditional	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)
Three Months Ended June 30, 2008
Revenue from unaffiliated customers	$51,464	$84,993	$23,941	$—	$160,398
Inter-segment revenue	$81	$208	$1,041	$(1,330)	$—
Segment profit	$5,621	$4,982	$1,519	$—	$12,122
Total assets	$207,478	$198,839	$34,031	$—	$440,348
Capital expenditures	$4,029	$2,826	$569	$—	$7,424
Depreciation and amortization	$1,037	$1,600	$162	$—	$2,799

Three Months Ended June 30, 2007
Revenue from unaffiliated customers	$49,942	$65,462	$25,290	$—	$140,694
Inter-segment revenue	$—	$378	$1,141	$(1,519)	$—
Segment profit	$8,540	$7,466	$4,156	$—	$20,162
Total assets	$168,242	$150,016	$41,121	$—	$359,379
Capital expenditures	$627	$2,463	$538	$—	$3,628
Depreciation and amortization	$667	$695	$139	$—	$1,501

Six Months Ended June 30, 2008
Revenue from unaffiliated customers	$106,296	$155,191	$50,881	$—	$312,368
Inter-segment revenue	$130	$895	$2,344	$(3,369)	$—
Segment profit	$13,909	$10,392	$5,948	$—	$30,249
Total assets	$207,478	$198,839	$34,031	$—	$440,348
Capital expenditures	$5,458	$5,999	$1,223	$—	$12,680
Depreciation and amortization	$2,030	$2,500	$321	$—	$4,851

Six Months Ended June 30, 2007
Revenue from unaffiliated customers	$98,357	$122,233	$47,533	$—	$268,123
Inter-segment revenue	$54	$823	$1,968	$(2,845)	$—
Segment profit	$16,711	$12,751	$6,270	$—	$35,732
Total assets	$168,242	$150,016	$41,121	$—	$359,379
Capital expenditures	$1,171	$3,450	$752	$—	$5,373
Depreciation and amortization	$1,301	$1,319	$271	$—	$2,891

The following table reconciles total segment profit to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited, in thousands)
Total segment profit	$12,122	$20,162	$30,249	$35,732
Depreciation and amortization	2,799	1,501	4,851	2,891
Interest expense	139	37	234	180
Interest income	(225)	(621)	(609)	(962)
Other, net	(155)	508	992	1,064

Net income before income taxes	$9,564	$18,737	$24,781	$32,559
Income tax provision	3,371	6,595	8,735	11,640

Net income	$6,193	$12,142	$16,046	$20,919

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which became effective as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures of fair value measurements. The Company adopted the standard on January 1, 2008. There was no material impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115,” which permits entities to choose to measure eligible items at fair value at specified election dates. If it elects to adopt the standard, a business entity shall report unrealized gains and losses on items for which the fair value has been elected in earnings at each subsequent reporting date. On the effective date of January 1, 2008, the Company adopted FAS No. 159 and elected not to measure eligible items at fair value as defined in this pronouncement.

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

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease classification or Measurement under Statement 13,” FSP No. FAS 157-1 amends SFAS No. 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this exception does not apply to assets acquired and liabilities

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumed in a business combination that are required to be measured at fair value under SFAS No. 141(R), “Business Combinations,” regardless of whether those assets and liabilities are related to leases. FSP No. FAS 157-1 is effective upon the initial adoption of SFAS No. 157. The Company adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. There was no impact on the Company’s consolidated results of operations, financial position or cash flows upon the adoption of FSP No. FAS 157-1.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of business entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is not expected to result in a change in current practice and the Company will adopt SFAS No. 162 on its effective date.

In June 2008, the FASB Emerging Issues Task Force (EITF) issued EITF No. 08-03, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF No. 08-03 requires that deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset, which shall be expensed or capitalized in accordance with the lessee’s maintenance accounting policy when the underlying maintenance is performed. This issue is effective for fiscal years beginning after December 31, 2008, including interim periods within those fiscal years. Earlier application is not permitted. The Company is currently in the process of evaluating the impact, if any, of the EITF on the Company’s consolidated results of operations, financial position and cash flows and will adopt it on January 1, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates and should be read in conjunction with information disclosed in the Company’s 2007 Annual Report on Form 10-K and the financial statements and notes presented in Item 1 of this Quarterly report on Form 10-Q.

Forward-Looking Statements

Management’s Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “plan,” “intend,” “designed to,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this document include, but are not limited to, discussions of accounting policies and estimates, indicated trends in the level of oil and gas exploration and production and the effect of such conditions on the Company’s results of operations (see “—Industry and Business Environment”), growth plans for 2008 and beyond, future uses of and requirements for financial resources (see “—Liquidity and Capital Resources”), impact of bookings on future revenue and anticipated backlog levels. Our expectations about our business outlook, customer spending, potential acquisitions, oil and gas prices and our business environment and that of the industry in general are only our expectations regarding these matters. Actual results may differ materially from those in the forward-looking statements contained in this report for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, changes in the petroleum industry including increased focus on alternative fuels, the effects of competition, the availability of a skilled labor force, demand for, and prices of raw materials, world economic conditions, including global and regional recession or the threat of recession, the level of drilling activity, and changes in legislation affecting the ability to drill in certain geographic areas, the legislative environment in the United States and other countries, the strength of the US dollar, energy policies of OPEC, conflict involving the United States or in major petroleum producing or consuming regions, acts of war or terrorism, technological advances that could lower overall finding and development costs, weather patterns, the outcome of the pending internal review or any related government enforcement actions and the overall condition of capital markets for countries in which we operate.

Overview

Effective January 1, 2008, we realigned our financial segment reporting. As a result of these changes, our 2008 financial results are reported based on the following defined segments:

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

Acquisition of Linco-Electromatic, Inc.

In January 2008, the Company acquired Linco-Electromatic, Inc., a US-based company that designs, manufactures, distributes and services an extensive line of equipment used to measure oil and natural gas in custody transfer, for approximately $24.1 million in cash, subject to certain adjustments.

FCPA Review

On February 28, 2008, the Audit Committee of the Board of Directors of the Company, with the assistance of outside counsel, initiated a review of certain payments made in a foreign jurisdiction in which the Company operates, which may present compliance issues under the FCPA. Based on the results of the internal review, the Company has determined that the payments were made to one or more person(s) who identified themselves as government employees, in order to obtain certain work permits and licenses, and to satisfy certain “penalties” assessed by the authorities. The Audit Committee also has been reviewing operations in several other jurisdictions in which the Company does business. The internal review is substantially complete. At this time, with respect to the initial jurisdiction referenced above, we have determined, with a reasonable amount of assurance, that the total of the payments at issue is less than $220,000. With respect to the other jurisdictions referenced above, the payments at issue are of a similarly immaterial amount. In total, the Company presently believes, in the aggregate, all payments referenced above are of an immaterial amount and expects this matter to have no effect on the Company’s previously reported financial results.

We have reported this matter to the SEC and the DOJ and have kept them apprised as to the status of the review. On March 11, 2008, the SEC informed us that it had opened a preliminary inquiry into the matter. The Company is cooperating with this inquiry. As part of any resolution of this matter, the DOJ, the SEC or other governmental authorities could seek criminal or civil sanctions, including monetary fines and penalties, against the Company and/or certain of its employees, as well as additional changes to its business practices and compliance programs in the event that the review or any governmental investigation identifies violations of law. To the extent any payments are determined to be illegal in a foreign jurisdiction, it is possible that there could be civil or criminal penalties assessed in that jurisdiction. As of June 30, 2008, we recorded $7.1 million for legal and other professional services incurred related to the Audit Committee’s review. Although we do not expect this matter to have a material adverse effect on our business or financial condition, we can give no assurance to that effect.

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

Revenue Recognition. In general, we recognize revenue and related costs when products are shipped and services are rendered for (1) time and materials and service contracts, (2) manufactured goods produced in standard manufacturing operations and sold in the ordinary course of business through regular marketing channels and (3) certain customized manufactured goods that are smaller jobs with less customization, making them similar to such standard manufactured goods (that is, contracts valued at less than or equal to $250,000 or having contract durations of four months or less).

In addition, in compliance with the requirements of AICPA Statement of Position 81-1, “Accounting for Performance of Certain Production-Type Contracts” (SOP 81-1), we recognize revenue using the percentage of completion method on contracts greater than $250,000 and having contract durations in excess of four months that represent (1) customized, engineered orders of our products that qualify for such treatment and (2) all Automation & Controls segment equipment fabrication and sales projects that qualify for such treatment. The Automation & Controls segment also applies the percentage of completion method to recognize revenue, regardless of contract value or duration, associated with customized products fabricated to order pursuant to a large number of smaller contracts with durations of two to three months, with occasional large systems projects of longer duration. Factors to support using the percentage of completion method include: (1) the segment does not produce standard units or maintain an inventory of similar products for sale, (2) nature of the segment’s equipment fabrication and sales operations and (3) the potential for wide variations in our results of operations that could occur from applying the “as shipped” methodology as it relates to smaller contracts for these customized fabricated goods.

Earned revenue is based on the percentage that incurred costs to date relate to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which the changes become known. Earned revenue reflects the original contract price adjusted for agreed claims and change order revenue, if any. In some instances, customers are billed in advance of services performed or products manufactured, and the Company recognizes the associated liability as deferred revenue. For the six months ended June 30, 2008, 52.3% of total Company revenue was recorded on an as-shipped or as performed basis and 47.7% were recorded using the percentage of completion method. Estimates are subjective in nature and it is possible that we could have used different estimates of total contract costs in our calculation of revenue recognized using the percentage of completion method. For the six months ended June 30, 2008, the Company had $114.4 million in revenue attributable to open percentage completion projects having an aggregate gross profit percentage of 27.5%. If we had used a different estimate of total contract costs for each contract in progress at June 30, 2008, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased each of total revenue and pre-tax income for the six months ended June 30, 2008, by approximately $1.6 million. At June 30, 2008, the Company had four contracts in a loss position, with an estimated aggregate loss of $3.7 million of which $3.0 million was provided for in previous years.

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

We tested goodwill for impairment as required by SFAS No. 142 at December 31, 2007. As a result of this testing, we did not record an impairment charge since an impairment was not indicated. No additional testing was performed during the six months ended June 30, 2008, as no indications of goodwill impairment were noted.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115,” which permits entities to choose to measure eligible items at fair value at specified election dates. If it elects to adopt the standard, a business entity shall report unrealized gains and losses on items for which the fair value has been elected in earnings at each subsequent reporting date. On the effective date of January 1, 2008, the Company adopted FAS No. 159 and elected not to measure eligible items at fair value as defined in this pronouncement.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of business entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is not expected to result in a change in current practice and the Company will adopt SFAS No. 162 on its effective date.

In June 2008, the FASB Emerging Issues Task Force (EITF) issued EITF No. 08-03, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF No. 08-03 requires that deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset, which shall be expensed or capitalized in accordance with the lessee’s maintenance accounting policy when the underlying maintenance is performed. This issue is effective for fiscal years beginning after December 31, 2008, including interim periods within those fiscal years. Earlier application is not permitted. The Company is currently in the process of evaluating the impact, if any, of the EITF on the Company’s consolidated results of operations, financial position and cash flows and will adopt it on January 1, 2009.

Industry and Business Environment

Our revenue and results of operations are closely tied to demand for oil and gas products and spending by oil and gas companies for exploration, and development, and processing of oil and gas reserves. These companies generally invest more in upstream exploration and development efforts during periods of favorable oil and gas commodity prices, and invest less during periods of unfavorable oil and gas prices. These companies generally invest less in downstream development and processing when margins for refined products decrease due to market and consumer economics and supply and demand fluctuations. As supply and demand changes, commodity prices fluctuate, producing cyclical trends in the industry. During extended periods of lower demand, revenue for service providers such as NATCO generally decline, as existing projects are completed, new projects are postponed and pricing decreases due to competitive pressures. During periods of recovery, revenue for process equipment providers can lag behind the industry due to the timing of new project awards.

Changes in commodity prices have impacted our business over the past several years. The following table summarizes the average price of domestic crude oil and Brent crude oil per barrel, the average wellhead price of natural gas per thousand cubic feet (“Mcf”), as published by the U.S. Department of Energy; the number of rotary drilling rigs in operation, as published by Baker Hughes Incorporated, for the six months ended June 30, 2008 and 2007 and for the years ended December 31, 2007 and 2006:

	Six Months Ended June 30,		Twelve Months Ended December 31,
	2008	2007	2007	2006
Average price of crude oil per barrel in the U.S.	$110.95	$61.53	$72.32	$66.06
Average price of Brent crude oil per barrel	$109.17	$63.17	$72.47	$65.19
Average wellhead price of natural gas per Mcf in the U.S.	$8.73	$6.64	$6.39	$6.41
Average U.S. rig count	1,817	1,745	1,768	1,648
Average international rig count (excludes North America)	1,065	992	1,005	925

Historically, we have viewed operating rig counts as a benchmark of spending in the US oil and gas industry for exploration and development efforts. Our standard and traditional equipment sales, parts and services business generally relates to changes in rig activity. Energy economists project energy consumption to increase by 50 percent from 2005 to 2030 according to the “International Energy Outlook 2008,” published by the Energy Information Agency (“EIA”) of the US Department of Energy in June 2008. As worldwide demand continues to grow despite sustained high world oil prices, producers in the oil and gas industry will increasingly rely on non-traditional sources of energy supply and expansion into new markets. As a result, additional and more complex equipment may be required from equipment and service suppliers to produce oil and gas from these fields, especially since many new oil and gas fields produce lower quality or contaminated hydrocarbon streams, requiring more complex production equipment. In general, these trends should increase the demand for our products and services.

Results of Operations

The following discussion of our historical results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Consolidated Revenue and Gross Profit

	Three Months Ended June 30,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue(1)	$160,398	$140,694	$19,704	14%
Cost of goods sold and services(1)	116,258	100,107	16,151	16%

Gross profit	$44,140	$40,587	$3,553	9%

Gross profit percentage	28%	29%	(1)%	(3)%

(1)

The table above includes inter-segment elimination amounts for both revenue and cost of goods sold and services of $1.3 million and $1.5 million for the three months ended June 30, 2008 and 2007, respectively.

Revenue. Revenue of $160.4 million for the three months ended June 30, 2008 increased $19.7 million, or 14%, from $140.7 million for the three months ended June 30, 2007. The increase in revenue was primarily attributed to the continued strength in sales of our Standard & Traditional equipment and services business across North America, along with increased revenue in our Integrated Engineered Solutions segment. The continued growth in revenue was also complemented by our recent acquisitions of a Norwegian process solutions company acquired in December 2007 and Linco-Electromatic Inc., a US liquids measurement business acquired in January 2008.

Gross Profit. Gross profit for the three months ended June 30, 2008 increased $3.6 million, or 9%, from $40.6 million for the three months ended June 30, 2007. Most of this increase was due to the increased revenue in our Standards & Traditional business segment combined with improved order execution in our US and international built-to-order projects.

Integrated Engineered Solutions Segment

	Three Months Ended June 30,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue	$51,545	$49,942	$1,603	3%
Cost of goods sold and services	33,757	33,862	(105)	(1)%

Gross profit	$17,788	$16,080	$1,708	11%

Gross profit percentage	35%	32%	3%	9%

Revenue of $51.5 million for the three months ended June 30, 2008 for the Integrated Engineered Solutions segment increased $1.6 million, or 3%, compared to $49.9 million for the three months ended June 30, 2007. This increase consisted primarily of additional revenue from the higher international built-to-order project activity. There was $81,000 in inter-segment revenue for the three months ended June 30, 2008, compared to zero for the three months ended June 30, 2007.

Gross profit for the Integrated Engineered Solutions segment for the three months ended June 30, 2008 increased $1.7 million, or 11%, compared to the three months ended June 30, 2007. This increase was due primarily from the higher revenue and improved execution in the US and international built-to-order project business partially offset with lower contribution from the decrease in sales of the Company’s CO2 gas processing facilities in West Texas. Gross profit percentage for Integrated Engineered Solutions was 35% and 32% for the three month periods ended June 30, 2008 and 2007, respectively. The increase in gross profit percentage was primarily attributable to the improved execution in the US and international built-to-order project business.

Standard &Traditional Segment

	Three Months Ended June 30,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue	$85,201	$65,840	$19,361	29%
Cost of goods sold and services	63,846	47,992	15,854	33%

Gross profit	$21,355	$17,848	$3,507	20%

Gross profit percentage	25%	27%	(2)%	(7)%

Standard & Traditional segment revenue increased $19.4 million, or 29%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. This increase was primarily attributable to the continued strength in sales of our Standard & Traditional equipment and services across North America and from the additional revenue from our recent acquisition of a US company that designs, manufactures, distributes and services an extensive line of equipment used to measure oil and natural gas in custody transfer. Inter-segment revenue for this business segment was $208,000 for the three months ended June 30, 2008, compared to $378,000 for the three months ended June 30, 2007.

Gross profit for the Standard & Traditional segment increased $3.5 million, or 20%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. This increase was primarily a result of the increased revenue. Gross profit percentage was 25% and 27% for the three month periods ended June 30, 2008 and 2007, respectively. This reduction in gross profit percentage reflects the impact of escalating steel costs on equipment during the three months ended June 30, 2008.

Automation & Controls Segment

	Three Months Ended June 30,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue	$24,982	$26,431	$(1,449)	(5)%
Cost of goods sold and services	19,985	19,772	213	1%

Gross profit	$4,997	$6,659	$(1,662)	(25)%

Gross profit percentage	20%	25%	(5)%	(20)%

Revenue for the Automation & Controls segment was $25.0 million, a decrease of $1.4 million, or 5%, for the three months ended June 30, 2008, compared to $26.4 million for the three months ended June 30, 2007. This decrease was due primarily to a reduction in international field service activity. Inter-segment revenue for this business segment was $1.0 million and $1.1 million for the three months ended June 30, 2008 and 2007, respectively.

Gross profit for the Automation & Controls segment decreased $1.7 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Gross profit percentage was 20% and 25% for the three months ended June 30, 2008 and 2007, respectively. This decrease was due primarily to lower revenue in international field services, which typically generate a higher margin compared to other segment product lines.

Other Items

Selling, General and Administrative Expense. Selling, general and administrative expense was $31.4 million for the three months ended June 30, 2008, an increase of $10.9 million, or 53%, compared to $20.5 million for the three months ended June 30, 2007. This increase consisted primarily of $4.3 million of higher selling, pre-order engineering services and other support activities related to the increased business activity. Additionally there were increases in corporate, general and administration of approximately $6.6 million. This increase was mainly attributable to $1.6 million of higher compensation costs associated with increased headcount, employee retention programs and share-based incentive compensation related to the increased business activity and $5.0 million related to the previously announced, and ongoing, review of certain payments made in foreign jurisdictions. Of this amount, $1.8 million, $2.5 million and $700,000 was allocated to the Integrated Engineered Solutions segment, the Standard & Traditional segment and the Automation & Controls segment, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense was $2.8 million for the three months ended June 30, 2008; an increase of $1.3 million, or 87%, compared to $1.5 million for the three months ended June 30, 2007. The increase was primarily attributable to depreciation of operating equipment and office leasehold improvements made during 2007 and the six months ended June 30, 2008.

Interest Expense. Interest expense was $139,000 and $37,000 for the three months ended June 30, 2008 and 2007, respectively.

Interest Income. Interest income was $225,000 and $621,000 for the three months ended June 30, 2008 and 2007, respectively. A decrease of $396,000 over the prior year period resulted from a decrease in invested cash primarily from the Linco-Electromatic, Inc. acquisition earlier in the year coupled with a reduction of investment yields due to lower short term interest rates.

Other, net. Other, net was a benefit of $155,000 for the three months ended June 30, 2008 consisting of a net periodic benefit of the post retirement liability of $217,000 partially offset by net realized and unrealized foreign exchange translation losses. Other, net was an expense of approximately $508,000 for the three months ended June 30, 2007 consisting of closure and severance, net realized and unrealized foreign exchange translation losses and net periodic cost on postretirement benefit liability.

Income Tax Provision. Income tax expense for the three months ended June 30, 2008 was $3.4 million compared to $6.6 million for the three months ended June 30, 2007. The change in tax expense was primarily attributable to a decrease in pre-tax income to $9.6 million for the three months ended June 30, 2008 from pre-tax income of $18.7 million for the three months ended June 30, 2007. The effective tax rate for each of the three months ended June 30, 2008 and 2007 was 35.2%.

Preferred Stock Dividends. We recorded preferred stock dividends totaling zero and $375,000 for the three months ended June 30, 2008 and 2007, respectively. The decrease was due to the conversion of all the remaining Series B Redeemable Convertible Preferred Stock into common shares on March 25, 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Consolidated Revenue and Gross Profit

	Six Months Ended June 30,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue(1)	$312,368	$268,123	$44,245	17%
Cost of goods sold and services(1)	221,853	191,441	30,412	16%

Gross profit	$90,515	$76,682	$13,833	18%

Gross profit percentage	29%	29%	0%	0%

(1)

The table above includes inter-segment elimination amounts for both revenue and cost of goods sold and services of $3.4 million and $2.8 million for the six months ended June 30, 2008 and 2007, respectively.

Revenue. Revenue of $312.4 million for the six months ended June 30, 2008 increased $44.3 million, or 17%, from $268.1 million for the six months ended June 30, 2007. All business segments contributed to the increase in revenue which consisted of higher built-to-order project activity in our Integrated Engineered Solutions segment, continued strong sales of our Standard & Traditional equipment and services business and increased international field service activities in the Automation & Controls segment primarily in the first quarter. The continued growth in revenue was also complemented by our most recent acquisitions of a Norwegian process solutions company acquired in December 2007 and Linco-Electromatic Inc., a US liquids measurement business acquired in January 2008.

Gross Profit. Gross profit for the six months ended June 30, 2008 increased $13.8 million, or 18%, from $76.7 million for the six months ended June 30, 2007. The increase was primarily due to the increased revenue in all business segments.

Integrated Engineered Solutions Segment

	Six Months Ended June 30,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue	$106,426	$98,411	$8,015	8%
Cost of goods sold and services	70,023	67,106	2,917	4%

Gross profit	$36,403	$31,305	$5,098	16%

Gross profit percentage	34%	32%	2%	6%

Revenue of $106.4 million for the six months ended June 30, 2008 for the Integrated Engineered Solutions segment increased $8.0 million, or 8%, compared to $98.4 million for the six months ended June 30, 2007. Of this increase, $10.1 million consisted of additional revenue from higher built-to-order project activity including our Norwegian process solutions company acquired in December 2007. Partially offsetting this increase was approximately $2.3 millions of lower revenue from our CO2 gas processing facilities in West Texas. There was $130,000 in inter-segment revenue for the six months ended June 30, 2008, compared to $54,000 for the six months ended June 30, 2007.

Gross profit for the Integrated Engineered Solutions segment for the six months ended June 30, 2008 increased $5.1 million, or 16%, compared to $31.3 million for the six months ended June 30, 2007. This increase was due primarily to the higher revenue and improved execution in the US and international built-to-order project business, partially offset by lower contribution from sales of membrane replacements and the Company’s CO2 gas processing facilities in West Texas. Gross profit percentage for Integrated Engineered Solutions was 34% and 32% for the six-month periods ended June 30, 2008 and 2007, respectively. The increase in gross profit percentage was primarily attributable to improved execution in the US and international built-to-order project business.

Standard &Traditional Segment

	Six Months Ended June 30,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue	$156,086	$123,056	$33,030	27%
Cost of goods sold and services	114,754	89,058	25,695	29%

Gross profit	$41,332	$33,998	$7,335	22%

Gross profit percentage	26%	28%	(2)%	(7)%

Standard & Traditional segment revenue increased $33.0 million, or 27%, for the six months ended June 30, 2008, compared to $123.1 million for the six months ended June 30, 2007. This increase was primarily attributable to the continued strength in sales of our Standard & Traditional equipment and services across North America and from the additional revenue from our recent acquisition of a US company that designs, manufactures, distributes and services an extensive line of equipment used to measure oil and natural gas in custody transfer. Inter-segment revenue for this business segment was $895,000 for the six months ended June 30, 2008, compared to $823,000 for the six months ended June 30, 2007.

Gross profit for the Standard & Traditional segment increased $7.3 million, or 22%, for the six months ended June 30, 2008. This increase was primarily a result of the increased revenue. Gross profit percentage was 26% and 28% for the six-month periods ended June 30, 2008 and 2007, respectively. This reduction in gross profit percentage reflects the impact of escalating steel costs on equipment during the six months ended June 30, 2008.

Automation & Controls Segment

	Six Months Ended June 30,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue	$53,225	$49,501	$3,724	8%
Cost of goods sold and services	40,445	38,122	2,323	6%

Gross profit	$12,780	$11,379	$1,401	12%

Gross profit percentage	24%	23%	1%	4%

Revenue for the Automation & Controls segment was $53.2 million, an increase of $3.7 million, or 8%, for the six months ended June 30, 2008, compared to $49.5 million for the six months ended June 30, 2007. This increase was due primarily to approximately $5.1 million of increased international field service activity primarily in the first quarter partially offset by a reduction in the Gulf of Mexico field service activity of approximately $1.4 million. Inter-segment revenue for this business segment was $2.3 million and $2.0 for the six months ended June 30, 2008 and 2007, respectively.

Gross profit for the Automation & Controls segment increased $1.4 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Approximately $900,000 of the increase was due to the additional revenue with the remaining increase primarily due to higher pricing on our international field service work. Gross profit percentage was 24% and 23% for the six months ended June 30, 2008 and 2007, respectively. This increase was due primarily to improved pricing and higher utilization of our international field service resources in the first quarter of 2008.

Other Items

Selling, General and Administrative Expense. Selling, general and administrative expense was $59.3 million for the six months ended June 30, 2008, an increase of $18.4 million, or 45%, compared to $40.9 million for the six months ended June 30, 2007. This increase was due to an increase of $2.1 million in selling and pre-order engineering services and $4.3 million in higher support expenses related to increased business activity. Additionally there was approximately $4.9 million mainly in higher compensation costs associated with increased headcount, employee retention programs and share-based incentive compensation, all of which resulted from the increased business activity and $7.1 million related to the previously announced, and ongoing, review of certain payments made in foreign jurisdictions. Of this amount, $2.6 million, $3.5 million and $1.0 million was allocated to the Integrated Engineered Solutions segment, the Standard & Traditional segment and the Automation & Controls segment, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense was $4.9 million for the six months ended June 30, 2008; an increase of $2.0 million, or 68%, compared to $2.9 million for the six months ended June 30, 2007. The increase was primarily attributable to depreciation of operating equipment and office leasehold improvements made during 2007 and the six months ended June 30, 2008.

Interest Expense. Interest expense was $234,000 and $180,000 in the six months ended June 30, 2008 and 2007, respectively.

Interest Income. Interest income was $609,000 and $926,000 for the six months ended June 30, 2008 and 2007, respectively. A decrease of $317,000 over the prior year period resulted from a decrease in invested cash primarily from the Linco-Electromatic, Inc. acquisition earlier in the year coupled with a reduction of investment yields due to lower short term interest rates.

Other, net. Other, net was an expense of approximately $1.0 million for the six months ended June 30, 2008, consisting of $282,000 in net periodic benefit of postretirement benefit liability and $1.3 million related to net realized and unrealized foreign exchange transaction losses. Other, net was a net expense of approximately $1.1 million for the six months ended June 30, 2007, consisting primarily of $1.2 million related to net realized and unrealized foreign exchange transaction losses.

Income Tax Provision. Income tax expense for the six months ended June 30, 2008 was $8.7 million compared to $11.6 million for the six months ended June 30, 2007. The change in tax expense was primarily attributable to a decrease in pre-tax income to $24.8 million for the six months ended June 30, 2008 from pre-tax income of $32.6 million for the six months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 was 35.2% compared to 35.8% for the six months ended June 30, 2007.

Preferred Stock Dividends. We recorded preferred stock dividends totaling $248,000 and $750,000 for the six months ended June 30, 2008 and 2007. The decrease was due to the conversion of all the remaining Series B Redeemable Convertible Preferred Stock into common shares on March 25, 2008.

Bookings and Backlog

The Company’s bookings for the three and six months ended June 30, 2008 and 2007 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited, in thousands)
Bookings:
Integrated Engineered Solutions	$104,198	$38,094	$183,758	$84,726
Standard & Traditional	112,573	55,537	181,280	116,676
Automation & Controls	21,707	27,766	49,824	53,845

Total bookings	$238,478	$121,397	$414,862	$255,247

Our bookings were $238.5 million and $121.4 million for the three months ended June 30, 2008 and 2007, respectively. Bookings increased $66.1 million and $57.0 million in the Integrated Engineered Solutions segment and the Standard & Traditional segment respectively, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Bookings decreased $6.1 million in the Automation & Controls segment for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Our bookings were $414.9 million and $255.2 million for the six months ended June 30, 2008 and 2007, respectively. Bookings increased $99.0 million and $64.6 million in the Integrated Engineered Solutions and Standard & Traditional segment respectively, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Bookings decreased $4.0 million in the Automation & Controls segment for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

The Company’s backlog as of June 30, 2008 and 2007 was:

	Six Months Ended June 30,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Backlog:
Integrated Engineered Solutions	$173,625	$126,800	$46,825	37%
Standard & Traditional	93,097	54,509	38,588	71%
Automation & Controls	6,395	13,100	(6,705)	(51)%

Total backlog	$273,117	$194,409	$78,708	40%

Our sales backlog at June 30, 2008 was $273.1 million, compared to $194.4 million at June 30, 2007. The sales backlog increased $46.8 million in the Integrated Engineered Solutions segment, increased $38.6 million in the Standard & Traditional segment and decreased $6.7 million in the Automation & Controls segment year over year.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2008 and December 31, 2007, we had cash and cash equivalents of $42.5 million and $63.6 million, respectively.

Working Capital

As of June 30, 2008, we had $104.2 million working capital, compared to $110.3 million at December 31, 2007, a decrease of $6.1 million, or 6%. This decrease was primarily due to decreases in cash and cash equivalents of $21.0 million associated with the purchase of Linco-Electromatic, Inc. in January 2008, partially offset by increases of $2.8 million in inventory, $2.1 in trade accounts receivable, and $3.3 million in prepaid expenses and other current assets; and, a net decrease of $6.7 million in current liabilities, consisting primarily of accrued expenses, customer advanced billings and payments and other taxes payable.

Cash Flow

	For the Six Months Ended June 30,
	2008	2007
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$16,476	$20,223
Investing activities	(34,828)	(5,737)
Financing activities	(2,725)	2,186
Effect of exchange rate changes on cash and cash equivalents	29	735

Net (decrease) increase in cash and cash equivalents	$(21,048)	$17,407

Net cash provided by operating activities for the six months ended June 30, 2008 was $16.5 million compared to $20.2 million for the six months ended June 30, 2007. The decrease of $3.7 million in net cash provided by operating activities in 2008 compared to 2007 is largely due to a decrease in net income and accrued expenses partially offset with decreases in accounts receivable and inventory. Customer advanced billings and payments increased $2.7 million during 2008 compared to an increase of $3.9 million for 2007 and accrued expenses decreased $9.0 million during 2008 compared to a decrease of $3.2 million for 2007. Inventory decreased $1.2 million during 2008 compared to an increase of $4.9 million for 2007 and net cash flow from accounts receivable was $6.3 million for 2008, compared to the use of cash of $8.0 million for 2007 as a result of our increased efforts to collect customer payments.

Net cash used in investing activities was $34.8 million and $5.7 million for the six months ended June 30, 2008 and 2007, respectively. The primary uses of funds for the six months ended June 30, 2008 were related to the net cash payment of $24.1 million associated with our acquisition of Linco-Electromatic Inc. and $10.8 million of capital expenditures. The primary use of funds for the six months ended June 30, 2007 was other long-term intangible assets of $376,000 and capital expenditures of $5.4 million.

Net cash used in financing activities for the six months ended June 30, 2008 was $2.7 million while $2.2 million net cash was provided by financing activities for the six months ended June 30, 2007. The primary use of cash for the six months ended June 30, 2008 included a reduction in bank overdrafts of $2.3 million. The primary source of cash for the six months ended June 30, 2007 was $1.0 million of proceeds from stock issuances related to stock options and an associated excess tax benefit of share-based compensation of $1.1 million.

Capital Resources

As of June 30, 2008, the Company had available capacity under our credit agreements of $73.4 million. Below is a discussion of the Company’s existing credit facilities. For further discussion of our credit facilities, see the Company’s 2007 Annual Report on Form 10-K.

In July 2006, the Company entered into a revolving credit facilities agreement with a maturity of June 30, 2011 and a total borrowing capacity of $85.0 million. The Company pays commitment fees on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which was calculated at 0.25% at June 30, 2008.

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

There were no borrowings outstanding under these facilities as of June 30, 2008 or December 31, 2007.

The Company had total letters of credit outstanding of $20.4 million and available borrowing capacity of $72.8 million at June 30, 2008. Availability under our credit facilities is reduced by the amount of outstanding letters of credit and borrowings. The letters of credit, which support various contract performance and warranties, expire at various dates through December 31, 2012. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at June 30, 2008. At June 30, 2008, the Company had unsecured letters of credit and bonds totaling approximately $1.2 million related to its international subsidiaries.

On February 29, 2008, the Company’s NATCO Japan subsidiary signed a short-term three-month promissory note with a Japanese bank of approximately $800,000 at a quarterly prime rate of 0.47%. The short-term borrowing was used to fund NATCO Japan’s anticipated projects in 2008. As of June 30, 2008, this note was paid in full.

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

Interest Rate Risk

Our financial instruments are subject to changes in interest rates, including our revolving credit facilities, export sales credit facility and short-term investments. We invest our excess cash in short-term highly liquid investments and our investment objective is to preserve principal and maintain liquidity. As of June 30, 2008, we had no borrowings outstanding under our credit facilities. Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material.

Commodity Price Risk

In our ordinary course of business, we are exposed to market risk for price fluctuations of our raw materials and supplies. In 2008, the prices of certain raw materials that are used in a variety of our manufactured products, such as plate steel, have increased since the beginning of the year and may be subject to further increases and volatility. Lack of availability in materials and components could also cause project delivery delays that may result in liquidated damages. Any significant and abnormal price increases in any of these commodity markets could negatively impact our operating costs and could adversely affect our results of operations and our cash flows as we may not be able to pass them on to our customers in the form of surcharges or increased pricing.

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

As of June 30, 2008, we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the design and operation effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2008 to the extent disclosed below.

As previously reported, the Company’s disclosure controls and procedures were not effective as of December 31, 2007 and March 31, 2008 as it then related to matters related to an ongoing internal review by outside counsel, on behalf of the Audit Committee, into certain payments made in a foreign jurisdiction in which the Company operates, which may present issues under the Foreign Corrupt Practices Act and a review of operations in several other jurisdictions in which the Company does business. Based on the review, which is now substantially complete, the Chief Executive Officer and Chief Financial Officer have concluded that the Company did not maintain an effective Foreign Corrupt Practices Act compliance program. The Company’s policies and procedures were not sufficient to give reasonable assurance that matters involving potential violations of the FCPA were appropriately identified, reported, and evaluated. As a result of this material weakness, payments were made that were not in accordance with the Company’s policies and procedures.

The Company continues to implement changes in its disclosure controls and procedures and internal control over financial reporting in order to give greater assurance of future compliance with the requirements of the FCPA, and to assure that potential FCPA compliance issues are appropriately identified, reported, and evaluated in the future. As part of that implementation process, the Company has taken remediation actions including the following:

•	Implementation of appropriate personnel action including, in certain instances, termination of employment;

•	Adoption of an amended Business Ethics Policy and FCPA Compliance Policy;

•	Implementation of new guidelines regarding the retention of third party agents; and

•	Appointment of a new, full-time Compliance Officer to facilitate implementation and maintenance of compliance policies, procedures, training, reporting, and internal reviews.

In addition to the foregoing, the Company expects to implement additional remedial actions in the future, including:

•

Implementation of Company-wide, intensive training of its personnel as to the requirements of the FCPA, including training with respect to those areas of Company operations most likely to raise potential FCPA issues; and

•	Implementation of the Oracle Enterprise Business System to improve internal control over transaction processing globally.

Although we have taken and will continue to take actions as described above to improve the control environment within our organization, they were not considered effective as of June 30, 2008 in remediating the material weakness.

Changes in internal control over financial reporting

There were no other changes in our internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the surrenders of the Company’s equity securities during the three months ended June 30, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to 30, 2008	—	—	—	—
May 1 to 31, 2008	—	—	—	—
June 1 to 30, 2008	1,650	$47.38	—	—

Three months ended June 30, 2008	1,650	$47.38	—	—

(1)

These acquisitions of equity securities were the result of (a) the surrender of 150 shares of restricted stock to pay required tax withholding on the lapse of restrictions on the restricted stock, and (b) the cancellation of 1,500 restricted shares upon cessation of employment prior to the time restrictions lapsed, each pursuant to the terms of the Company’s shareholder approved equity compensation plans and the terms of the equity grants pursuant to those plans.

(2)

Excludes forfeited restricted stock since the purchase prices was zero. The purchase price of a share of stock used for tax withholding is the amount of the stock on the date of lapse of the restrictions of the restricted stock, based on the average of the high and low reported sales prices of the Company’s common stock on that date.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of NATCO Group Inc. was held on May 8, 2008 in Houston, Texas. At the annual meeting, the holders of 17,390,376 shares of NATCO common stock out of 18,722,418 common shares entitled to vote as of the record date and holders of 9,915 shares of preferred stock having voting power equivalent to 1,270,338 shares of common stock out of 9,915 preferred shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum. Holders of common stock and preferred stock voted as a single class on all proposals, resulting in 18,660,714 total voting shares present at the meeting and 19,992,756 total voting shares as of the record date.

Proposals submitted to a vote of security holders were:

(1)	Election of three Class I members of the Board of Directors, each to hold office for a three-year term expiring at the annual meeting of stockholders in 2011.

	Number of Voting Shares
	For	Withheld
John U. Clarke	17,017,818	1,642,896
Patrick M. McCarthy	17,427,068	1,233,646
Thomas C. Knudson	17,426,950	1,233,764

(2)	Ratification of KPMG LLP as our independent public accountants for the fiscal year ending December 31, 2008.

Number of Voting Shares
For	Against	Abstained
18,129,288	519,636	11,790

Each proposal was approved by the requisite number of votes necessary for its adoption.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATCO GROUP INC.

Date: August 6, 2008	By:	/s/ JOHN U. CLARKE
John U. Clarke Chairman of the Board and Chief Executive Officer

Date: August 6, 2008	By:	/s/ BRADLEY P. FARNSWORTH
Bradley P. Farnsworth Senior Vice President and Chief Financial Officer