Form 10-Q
period 2008-09-30
NATCO GROUP INC
filed 2008-11-07
CIK 1057693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, the issuer had outstanding 20,240,914 shares of common stock, par value $0.01 per share.

NATCO GROUP INC.

FORM 10-Q

For the Quarter Ended September 30, 2008

PART I—FINANCIAL INFORMATION

Item  1. Financial Statements

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,704	$63,577
Trade accounts receivable, less allowance for doubtful accounts of $1,498 and $1,435 as of September 30, 2008 and December 31, 2007, respectively	152,767	139,054
Inventories, net	54,031	46,456
Deferred income tax assets, net	6,867	6,927
Prepaid expenses and other current assets	5,546	5,266

Total current assets	234,915	261,280
Property, plant and equipment, net	64,892	46,651
Goodwill, net	132,631	99,469
Deferred income tax assets, net	776	3,373
Intangible and other assets, net	32,003	12,940

Total assets	$465,217	$423,713

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and other	$55,297	$51,552
Accrued expenses	51,538	61,298
Customer advanced billings and payments	46,308	35,652
Income taxes payable	—	2,478

Total current liabilities	153,143	150,980
Long-term deferred tax liabilities	6,999	3,418
Long-term debt	10,000	—
Postretirement benefits and other long-term liabilities	10,770	9,192

Total liabilities	180,912	163,590
Commitments and contingencies (See Note 9, Contingencies)
Minority interest	2,752	1,226
Series B redeemable convertible preferred stock, $.01 par value; 15,000 shares authorized, zero and 9,915 shares issued and outstanding (net of issuance costs) as of September 30, 2008 and December 31, 2007, respectively	—	9,401
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares (of which 500,000 are designated as Series A and 15,000 are designated as Series B); no shares issued and outstanding (except Series B Preferred shares above)	—	—
Series A preferred stock, $.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 20,234,790 and 18,646,778 shares issued as of September 30, 2008 and December 31, 2007, respectively	202	186
Additional paid-in-capital	156,583	140,527
Retained earnings	123,105	101,739
Treasury stock, zero and 1,168 shares as of September 30, 2008 and December 31, 2007, respectively	—	(59)
Accumulated other comprehensive income	1,663	7,103

Total stockholders’ equity	281,553	249,496

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$465,217	$423,713

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Products	$135,548	$110,244	$392,331	$321,369
Services	23,719	34,947	79,304	91,945

Total revenue	$159,267	$145,191	$471,635	$413,314
Cost of goods sold and services:
Products	$103,019	$83,931	$295,479	$244,032
Services	12,826	19,165	42,219	50,505

Total cost of goods sold and services	$115,845	$103,096	$337,698	$294,537

Gross profit	$43,422	$42,095	$133,937	$118,777
Selling, general and administrative expense	32,498	20,929	91,756	61,795
Depreciation and amortization expense	2,285	1,562	7,136	4,453
Interest expense	199	97	433	277
Interest income	(204)	(617)	(813)	(1,579)
Loss (gain) on unconsolidated investment	37	10	(46)	118
Other, net	(755)	688	237	1,752

Income before income taxes and minority interest	$9,362	$19,426	$35,234	$51,961
Income tax provision	3,032	6,872	11,767	18,512
Minority interest	762	204	1,853	180

Net income	$5,568	$12,350	$21,614	$33,269
Preferred stock dividends	—	269	248	1,019

Net income available to common stockholders	$5,568	$12,081	$21,366	$32,250

Earnings per share:
-Basic	$0.28	$0. 67	$1.10	$1.85
-Diluted	$0.28	$0. 63	$1.08	$1.70
Weighted average number of shares of common stock:
-Basic	19,802	17,935	19,373	17,467
-Diluted	20,036	19,645	20,017	19,570

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$21,614	$33,269
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(1,622)	(3,205)
Depreciation and amortization expense	7,136	4,453
Non-cash interest expense	100	87
Share-based compensation expense	5,696	3,203
Excess tax benefit of share-based compensation	29	310
Minority interest expense	1,853	180
(Gain) loss from unconsolidated investment	(46)	118
Net periodic cost on postretirement benefit liability	(423)	(419)
Net payments on postretirement benefit liability	(496)	(521)
(Gain) loss on sale of property, plant and equipment	(31)	24
Change in assets and liabilities:
Increase in trade accounts receivable	(5,800)	(18,969)
Increase in inventories	(1,559)	(6,039)
(Increase) decrease in prepaid expense and other current assets	(818)	1,237
Increase in long-term assets	(944)	(78)
Increase in long-term liabilities	1,961	1,167
Increase in accounts payable	3,957	8,936
(Decrease) increase in accrued expenses	(11,138)	4,419
Decrease in taxes payable	(4,950)	(853)
Increase (decrease) in customer advanced billings and payments	10,429	(3,272)

Net cash provided by operating activities	24,948	24,047

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(18,783)	(8,140)
Acquisitions, net of cash acquired	(60,912)	(434)
Proceeds from sales of property, plant and equipment	77	20

Net cash used in investing activities	(79,618)	(8,554)

Cash flows from financing activities:
Long term borrowings, net	10,000	—
Proceeds from stock issuances related to stock options, net	1,502	3,188
Excess tax benefit of share-based compensation	553	3,910
Change in bank overdrafts	(3,695)	(2,543)
Dividends paid	(248)	(771)
Treasury shares acquired	(1,050)	(7)

Net cash provided by financing activities	7,062	3,777

Effect of exchange rate changes on cash and cash equivalents	(265)	1,071

(Decrease) increase in cash and cash equivalents	(47,873)	20,341
Cash and cash equivalents at beginning of period	63,577	35,238

Cash and cash equivalents at end of period	$15,704	$55,579

Cash paid for interest	$226	$226
Cash paid for income taxes	$17,927	$17,895

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

The accompanying interim consolidated financial statements and related disclosures are unaudited and prepared by NATCO Group Inc. pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). As permitted by these regulations, certain information and footnote disclosures that would typically be required in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company’s management believes that these statements reflect all the normal recurring and non-recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filing for the year ended December 31, 2007 which includes a summary of our significant accounting policies and other disclosures. No changes were made to our significant accounting policies during the three months ended September 30, 2008.

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

(2) Inventories

Inventories consisted of the following amounts:

	September 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Finished goods	$15,783	$15,100
Work-in-process	22,987	18,387
Raw materials and supplies	30,894	23,003

Inventories at FIFO, LIFO, and weighted average	69,664	56,490
LIFO and other valuation reserves	(15,633)	(10,034)

Net inventories	$54,031	$46,456

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s net inventories as of September 30, 2008 and December 31, 2007 by valuation method were:

	September 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
FIFO	$12,806	$8,635
Weighted average cost	753	570
LIFO	40,472	37,251

Net inventories	$54,031	$46,456

(3) Costs and Estimated Earnings on Uncompleted Contracts Using Percentage-of-Completion Method

Costs and estimated earnings on uncompleted contracts using the percentage-of-completion method were as follows:

	September 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Cost incurred on uncompleted contracts	$309,882	$255,584
Estimated earnings	130,581	99,864

	440,463	355,448
Less billings to date	439,799	338,667

	$664	$16,781

Included in the accompanying balance sheet under the captions:
Trade accounts receivable	$40,541	$45,438
Customer advanced billings and payments	(39,877)	(28,657)

	$664	$16,781

(4) Goodwill and Intangible Assets

Goodwill

Net goodwill by segment as of September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Integrated Engineered Solutions	$83,136	$83,964
Standard & Traditional	45,111	11,121
Automation & Controls	4,384	4,384

Total	$132,631	$99,469

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of goodwill were as follows (unaudited, in thousands):

Balance at December 31, 2007	$99,469
Goodwill associated with Linco-Electromatic, Inc. acquisition	9,542
Goodwill associated with Connor Sales Company, Inc. acquisition.	24,681
Foreign currency translation and other	(1,061)

Balance at September 30, 2008	$132,631

As of December 31, 2007, goodwill was not impaired. During the nine months ended September 30, 2008, no additional testing was performed as management noted no indications of goodwill impairment.

Intangible Assets

Intangible assets subject to amortization as of September 30, 2008 and December 31, 2007 were:

	As of September 30, 2008		As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited)
	(in thousands)
Deferred financing fees	$946	$607	$946	$506
Patents	7,118	526	6,532	202
Customer relationships	22,214	486	5,579	—
Other	2,398	908	770	355

Total	$32,676	$2,527	$13,827	$1,063

Amortization and interest expense related to intangible assets of $313,000 and $1.5 million were recognized for the three and nine months ended September 30, 2008, respectively compared to $81,000 and $242,000 for the three and nine months ended September 30, 2007, respectively.

(5) Warranty Costs

Estimated future warranty obligations related to products are charged to cost of goods sold in the period in which the related revenue is recognized. A reconciliation of the changes in the Company’s aggregate product warranty liability included in the consolidated balance sheet liability account “Accrued expenses” for the nine months ended September 30, 2008, is set forth below (unaudited, in thousands).

Balance at December 31, 2007	$3,265
Foreign currency translation	(43)
Payments/charges	(1,634)
Net accruals	2,763

Balance at September 30, 2008	$4,351

(6) Income Taxes

NATCO’s effective income tax rate for each of the three and nine months ended September 30, 2008 was 35.3%, which exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to the impact of state income taxes, foreign income tax rate differentials and permanent differences.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” As of December 31, 2007, the Company provided for a liability of $920,000 for unrecognized tax benefits related to various federal income tax matters. If recognized, the entire amount of the liability would affect the effective tax rate. There was no change to the balance during the nine months ended September 30, 2008.

We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within the next year.

Any interest and penalties that may be incurred as part of this liability would be recognized as a component of interest expense and other expense, respectively. No interest or penalty expenses had been recognized as of September 30, 2008. The Company’s US federal tax returns currently open to audit by the Internal Revenue Service relate to the years ended December 31, 2004 through 2006.

(7) Debt

As of September 30, 2008, the Company had available capacity under our credit agreements of $65.0 million. Below is a discussion of the Company’s existing credit facilities. For further discussion of our credit facilities, see the Company’s 2007 Annual Report on Form 10-K.

In July 2006, the Company entered into a revolving credit facilities agreement with a maturity of June 30, 2011 and a total borrowing capacity of $85.0 million. The Company pays commitment fees on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which was calculated at 0.25% at September 30, 2008.

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

During the quarter ending September 30, 2008, the Company drew down $20.0 million under the 2006 credit facility and repaid $10.0 million of the outstanding borrowings. At September 30, 2008, the Company had borrowings under the 2006 credit facility of $10.0 million with an interest rate of 3.81% that are scheduled to mature on June 30, 2011. There were no borrowings outstanding under this facility or the 2007 export sales credit facility as of December 30, 2007.

The Company had total letters of credit outstanding of $20.0 million at September 30, 2008. Availability under our credit facilities is reduced by the amount of outstanding letters of credit and borrowings. The letters of credit, which support various contract performance and warranties, expire at various dates through December 31, 2012. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at September 30, 2008. At September 30, 2008, the Company had unsecured letters of credit and bonds totaling approximately $2.5 million related to its international subsidiaries.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Postretirement Benefits

Health Care and Life Insurance Plans

The following table summarizes the components of net periodic cost on postretirement benefit liability under the Company’s postretirement health care and life insurance benefit plans as of September 30, 2008 and 2007, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited, in thousands)
Interest cost	$81	$100	$244	$304
Amortization of:
Prior service cost	(444)	(394)	(1,333)	(1,228)
Net loss from previous years and certain adjustments	222	235	666	980

Net periodic cost (benefit) on postretirement benefit liability	$(141)	$(59)	$(423)	$56

During the three and nine months ended September 30, 2008, the Company made contributions of $141,000 and $496,000, respectively, to the Company’s postretirement health care and life insurance benefit plans, compared to $109,000 and $521,000, respectively, during the three and nine months ended September 30, 2007. We expect to contribute an aggregate of $666,000 to the plans during 2008.

Defined Contribution Plans

During the three and nine months ended September 30, 2008, the Company made contributions aggregating $1.1 million and $3.2 million, respectively, to the Company’s defined contribution plans maintained in the US, Canada and the UK. These amounts included certain additional discretionary matching contributions provided by the Company to eligible employees in the US and Canadian plans.

(9) Contingencies

On February 28, 2008, the Audit Committee of the Board of Directors of the Company, with the assistance of outside counsel, initiated a review of certain payments made in Kazakhstan, which may present compliance issues under the Foreign Corrupt Practices Act (“FCPA”). Based on the results of the internal review, the Company has determined that the payments were made to one or more person(s) who identified themselves as government employees, in order to obtain certain work permits and licenses, and to satisfy certain “penalties” assessed by the authorities. The Audit Committee also reviewed operations in several other jurisdictions in which the Company does business. The internal review is complete. At this time, with respect to Kazakhstan operations, we have determined, with a reasonable amount of assurance, that the total of the payments at issue is less than $220,000. With respect to the other jurisdictions referenced above, the payments at issue are of a similarly immaterial amount. In total, the Company presently believes, in the aggregate, all payments referenced above are of an immaterial amount and expects this matter to have no effect on the Company’s previously reported financial results.

We have reported this matter to the SEC and the US Department of Justice (“DOJ”) and have kept them apprised as to the status of the review. The SEC is conducting an investigation into the matter, and the Company is cooperating with this inquiry. As part of any resolution of this matter, the DOJ, the SEC or other governmental authorities could seek criminal or civil sanctions, including monetary fines and penalties, against the Company

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and/or certain of its employees, as well as additional changes to its business practices and compliance programs in the event that the review or any governmental investigation identifies violations of law. To the extent any payments are determined to be illegal in a foreign jurisdiction, it is possible that there could be civil or criminal penalties assessed in that jurisdiction.

In the meantime, the Company has undertaken a number of important steps to enhance its internal controls over compliance. The Company has added staffing, restructured its organization, increased training and awareness and improved communications up and down and across various parts of the organization. The Company has taken, or is undertaking, remedial actions to assure that record keeping is compliant with all laws and regulations of the jurisdictions in which we operate.

During the nine-month period ended September 30, 2008, we have incurred $9.9 million for legal and other professional services related to compliance matters. Although we do not expect these matters to have a material adverse effect on our business or financial condition, we can give no assurance to that effect. However, the fees incurred related to contingencies have had an impact on our cash flows and liquidity during 2008 and may continue to do so in the future.

(10) Litigation

NATCO and its subsidiaries are defendants or otherwise involved in an internal review and related SEC inquiry as discussed in Note 9, Contingencies, as well as a number of other legal proceedings in the ordinary course of their business. While we insure against the risk of certain liabilities to the extent deemed prudent by our management, we can offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to our business activities. Further, to the extent matters arise from time to time that are not covered by insurance, the Company may incur legal costs, settlement payments or judgments in excess of our accruals that may adversely impact our business, financial condition, results of operations or liquidity. Although we cannot predict the outcome of any legal proceedings with certainty, in the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on our business, financial condition, results of operations, or cash flow. The Company did not have any material litigation pending at September 30, 2008.

(11) Share-Based Compensation

As of September 30, 2008, the Company had 252,539 shares available for future awards under its long-term incentive compensation plans. The components of total share-based compensation expense related to all of the Company’s share-based options and awards recognized for the three months ended September 30, 2008 and 2007, were:

	For the Three Months Ended September 30,
	2008	2007
	(unaudited, in thousands)
Total share-based compensation expense	$2,489	$1,374
Less: Tax benefit of share-based compensation expense	(849)	(496)

Share-based compensation expense, net of tax, recognized in income	$1,640	$878

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of total share-based compensation expense, related to all of the Company’s share-based options and awards recognized for the nine months ended September 30, 2008 and 2007, were:

	For the Nine Months Ended September 30,
	2008	2007
	(unaudited, in thousands)
Total share-based compensation expense	$5,696	$3,203
Less: Tax benefit of share-based compensation expense	(1,960)	(1,154)

Share-based compensation expense, net of tax, recognized in income	$3,736	$2,049

The Company granted a total of 172,170 and 272,670 shares of restricted stock and 172,560 and 200,560 stock options to certain key employees during the three and nine month periods ending September 30, 2008, respectively.

Changes in Assumptions

In the third quarter 2008, the Company reviewed and evaluated all the applicable assumptions used in the determination of fair value of our stock options. The evaluation resulted in changes to our assumptions which were applied to the Company’s annual 2008 stock options granted during the three months ended September 30, 2008.

Expected Term: We estimate the expected term based on “historical exercise behavior.” We analyzed stock option exercise activities from January 1, 1994, which is the most practically feasible date regarding the records maintained in our system, to the valuation date. We calculated the expected term based on the total of options exercised, unvested options cancelled and options exercisable. The resulting expected term was determined to be four years. The Company’s management believes that this revised expected term better represents our stock options exercise behavior.

Volatility: Volatility was determined based on daily price observations over the expected term of four years.

Risk Free Interest Rate: Risk free interest rate was determined using the average of the published zero-coupon Treasury bond rates with remaining terms of three and five years ending on the valuation date.

The assumptions used to determine the fair value of stock option awards granted during the three months ended September 30, 2008 and 2007 were:

	For the Three Months Ended September 30,
	2008	2007
	(unaudited)
Expected term (years)	4.00	4.50-6.00
Volatility	45.08%	40.78%-45.00%
Risk-free interest rate	1.48%-3.34%	4.52%-4.94%

(12) Earnings per Share

Per SFAS No. 128 “Earnings per Share,” the basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. The

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company computes incremental shares according to the requirements of SFAS No. 123R, “Shared-Based Payment.” The assumed proceeds include the windfall tax benefit related to unrecognized compensation expense. If anti-dilutive common shares related to stock options and restricted stock were included in our calculation, the impact would have been an increase of approximately 133,000 shares and 20,000 shares, for the three months ended September 30, 2008 and 2007, respectively, and an increase of approximately 133,000 shares and 97,000 shares, in the nine months ended September 30, 2008 and 2007, respectively.

For the three and nine months ended September 30, 2007, the Company included 1.4 million and 1.7 million shares, respectively, issuable upon conversion of the Series B Redeemable Convertible Shares (“preferred shares”) in the calculation of the diluted weighted average shares, as the inclusion of these shares was dilutive at the level of income for the periods. During July and August of 2007 a total of 5,085 of these shares were converted into a total of 651,502 shares of the Company’s common stock pursuant to a formula specified in the certificate of designations with respect to the preferred stock. The remaining preferred shares were converted into 1.3 million shares of the Company’s common stock pursuant to the same formula on March 25, 2008.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the computation of basic and diluted earnings per common and potential common share for the three and nine months ended September 30, 2008 and 2007, respectively:

	For the Three Months Ended September 30, 2008			For the Three Months Ended September 30, 2007
	Income	Weighted Average Shares Outstanding	Per-Share Amount	Income	Weighted Average Shares Outstanding	Per-Share Amount
	(unaudited, in thousands, except earnings per share amounts)
Net income	$5,568			$12,350
Less: Convertible preferred stock dividends accrued	—			(269)

Basic EPS:
Income available to common stockholders	$5,568	19,802	$0.28	$12,081	17,935	$0.67

Effect of dilutive securities:
Stock options	—	175		—	243
Restricted stock	—	59		—	90
Convertible preferred stock	—			—	1,377

Diluted EPS:
Plus: Convertible preferred stock dividends accrued	—			269

Income available to common stockholders	$5,568	20,036	$0.28	$12,350	19,645	$0.63

	For the Nine Months Ended September 30, 2008			For the Nine Months Ended September 30, 2007
	Income	Weighted Average Shares Outstanding	Per-Share Amount	Income	Weighted Average Shares Outstanding	Per-Share Amount
	(unaudited, in thousands, except earnings per share amounts)
Net income	$21,614			$33,269
Less: Convertible preferred stock dividends accrued	(248)			(1,019)

Basic EPS:
Income available to common stockholders	$21,366	19,373	$1.10	$32,250	17,467	$1.85

Effect of dilutive securities:
Stock options	—	185		—	280
Restricted stock	—	65		—	83
Convertible preferred stock	—	394		—	1,740

Diluted EPS:
Plus: Convertible preferred stock dividends accrued	248			1,019

Income available to common stockholders	$21,614	20,017	$1.08	$33,269	19,570	$1.70

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13) Industry Segments

NATCO’s financial reporting segments are Integrated Engineered Solutions, Standard & Traditional and Automation & Controls.

•

Integrated Engineered Solutions: Sales and related activities associated with built-to-order projects delivered to global markets including oil, water and gas technologies as well as the Company’s West Texas CO2 processing facility.

•

Standard & Traditional: Sales and related activities associated with the sale of standard and traditional equipment, as well as aftermarket parts sales and associated services, primarily in the Americas.

•	Automation & Controls: Sales and related activities associated with the sale of control panels, packaged automation systems and associated field services.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Integrated Engineered Solutions	Standard & Traditional	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)
Three Months Ended September 30, 2008
Revenue from unaffiliated customers	$45,108	$96,617	$17,542	$—	$159,267
Inter-segment revenue	$424	$(49)	$960	$(1,335)	$—
Segment profit (loss)	$4,382	$6,701	$(958)	$—	$10,125
Total assets	$195,141	$241,325	$28,751	$—	$465,217
Capital expenditures	$1,854	$4,907	$581	$—	$7,342
Depreciation and amortization	$915	$1,202	$168	$—	$2,285

Three Months Ended September 30, 2007
Revenue from unaffiliated customers	$56,850	$57,538	$30,803	$—	$145,191
Inter-segment revenue	$13	$308	$1,375	$(1,696)	$—
Segment profit	$12,431	$3,427	$5,094	$—	$20,952
Total assets	$178,314	$152,588	$48,149	$—	$379,051
Capital expenditures	$892	$1,758	$117	$—	$2,767
Depreciation and amortization	$702	$710	$150	$—	$1,562

Nine Months Ended September 30, 2008
Revenue from unaffiliated customers	$151,404	$251,808	$68,423	$—	$471,635
Inter-segment revenue	$554	$846	$3,304	$(4,704)	$—
Segment profit	$18,291	$17,093	$4,990	$—	$40,374
Total assets	$195,141	$241,325	$28,751	$—	$465,217
Capital expenditures	$7,312	$10,906	$1,804	$—	$20,022
Depreciation and amortization	$2,945	$3,702	$489	$—	$7,136

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Integrated Engineered Solutions	Standard & Traditional	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)

Nine Months Ended September 30, 2007
Revenue from unaffiliated customers	$155,207	$179,771	$78,336	$—	$413,314
Inter-segment revenue	$67	$1,131	$3,343	$(4,541)	$—
Segment profit	$29,142	$16,178	$11,364	$—	$56,684
Total assets	$178,314	$152,588	$48,149	$—	$379,051
Capital expenditures	$2,063	$5,208	$869	$—	$8,140
Depreciation and amortization	$2,003	$2,029	$421	$—	$4,453

The following table reconciles total segment profit to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited, in thousands)
Total segment profit	$10,125	$20,952	$40,374	$56,684
Depreciation and amortization	2,285	1,562	7,136	4,453
Interest expense	199	97	433	277
Interest income	(204)	(617)	(813)	(1,579)
Other, net	(755)	688	237	1,752

Net income before income taxes	$8,600	$19,222	$33,381	$51,781
Income tax provision	3,032	6,872	11,767	18,512

Net income	$5,568	$12,350	$21,614	$33,269

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of business entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to result in a change in current practice and the Company will adopt SFAS No. 162 on its effective date.

(15) Acquisitions

In January 2008, the Company acquired Linco-Electromatic, Inc., a US-based company for a total cost of approximately $23.7 million, including $300,000 of acquisition related costs and net of approximately $700,000 cash acquired. Linco designs, manufactures, distributes and services an extensive line of equipment used to measure oil and natural gas in custody transfer, and will be integrated into our Standard & Traditional business. The results for Linco have been included in our consolidated financial results since February 2008 and were not material to the results of operations for the three and nine months ended September 30, 2008 and 2007.

In September 2008, the Company acquired Connor Sales Company, Inc., based in Williston, North Dakota, for a total cost of approximately $36.4 million in cash, net of approximately $800,000 cash acquired and is subject to certain adjustments. Connor provides oil field equipment and services to customers in the Williston Basin and Bakken Oil Shale of North Dakota and will be integrated into our Standard & Traditional business. The results for Connor have been included in our consolidated financial results since September 2008 and were not material to the results of operations for the three and nine months ended September 30, 2008 and 2007.

There is approximately $34.2 million assigned to goodwill related to these acquisitions and it is not expected to be deductible in our consolidated US income tax returns.

The preliminary purchase price allocation resulted in identifying amortizable intangible assets and their initial weighted average lives for these acquisitions, which are as follows:

	(unaudited) (in thousands)	Life
Customer relationships	$18,160	20 years
Trade names	1,027	15 years
Non-Compete agreements	978	3 years

Total	$20,165

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16) Subsequent Event

On November 3, 2008, the Company announced that its Board of Directors approved a share repurchase program to acquire up to $25.0 million of our common stock. The shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, or in accelerated share repurchase programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2007.

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

•

Standard & Traditional: Sales and related activities associated with the sale of standard and traditional equipment, as well as aftermarket parts sales and associated services, primarily in the Americas.

•	Automation & Controls: Sales and related activities associated with the sale of control panels, packaged automation systems and associated field services.

Acquisitions

In January 2008, the Company acquired Linco Electromatic, Inc., a US-based company that designs, manufactures, distributes and services an extensive line of equipment used to measure oil and natural gas in custody transfer, for approximately $24.1 million in cash, subject to certain adjustments. In September 2008, the Company acquired Connor Sales Company, Inc., a provider of oil field equipment and services to customers in the Williston Basin and Bakken Oil Shale of North Dakota, for approximately $37.0 million in cash, subject to certain adjustments. These acquisitions are reported in the results of the Standard & Traditional segment from their respective acquisition dates.

Compliance Matters

On February 28, 2008, the Audit Committee of the Board of Directors of the Company, with the assistance of outside counsel, initiated a review of certain payments made in Kazakhstan, which may present compliance issues under the FCPA. Based on the results of the internal review, the Company has determined that the payments were made to one or more person(s) who identified themselves as government employees, in order to obtain certain work permits and licenses, and to satisfy certain “penalties” assessed by the authorities. The Audit Committee also reviewed operations in several other jurisdictions in which the Company does business. The internal review is complete. At this time, with respect to the Kazakhstan operations, we have determined, with a reasonable amount of assurance, that the total of the payments at issue is less than $220,000. With respect to the other jurisdictions referenced above, the payments at issue are of a similarly immaterial amount. In total, the Company presently believes, in the aggregate, all payments referenced above are of an immaterial amount and expects this matter to have no effect on the Company’s previously reported financial results.

We have reported this matter to the SEC and the DOJ and have kept them apprised as to the status of the review. The SEC is conducting an investigation into the matter and the Company is cooperating with this inquiry. As part of any resolution of this matter, the DOJ, the SEC or other governmental authorities could seek criminal or civil sanctions, including monetary fines and penalties, against the Company and/or certain of its employees, as well as additional changes to its business practices and compliance programs in the event that the review or any governmental investigation identifies violations of law. To the extent any payments are determined to be illegal in a foreign jurisdiction, it is possible that there could be civil or criminal penalties assessed in that jurisdiction.

In the meantime, the Company has undertaken a number of important steps to enhance its internal controls over compliance. The Company has added staffing, restructured its organization, increased training and awareness and improved communications up and down and across various parts of the organization. The Company has taken, or is undertaking, remedial actions to assure that record keeping is compliant with all laws and regulations of the jurisdictions in which we operate.

In the third quarter, the Company commenced winding down its operations in Kazakhstan. In addition, the Company effected several changes within the management structure of its Automation & Controls group. The employment of Dave Volz, formerly Executive Vice President—Automation & Controls and President of TEST, and certain other TEST employees terminated in the quarter. In October, Greg Jean was named Senior Vice President—Automation & Controls with oversight responsibilities for the segment. In addition, the Company hired a new Automation & Controls segment controller and corporate compliance officer and imposed sanctions for misconduct on others, including the termination of certain personnel.

During the nine-month period ended September 30, 2008, we have incurred $9.9 million for legal and other professional services related to compliance matters. Although we do not expect these matters to have a material adverse effect on our business or financial condition, we can give no assurance to that effect. However, the fees incurred related to contingencies have had an impact on our cash flows and liquidity during 2008 and may continue to do so in the future.

Gulf of Mexico Hurricanes

Our business operations in Louisiana and Texas along the Gulf of Mexico were impacted by two significant hurricanes, Gustav and Ike, during the third quarter of 2008. Both manufacturing and field service activities were impacted in our Integrated Engineered Solutions, Standard & Traditional, and Automation & Controls segments. We estimated approximately $1.0 million reduction or delay in revenue from the storms. The overall unfavorable impact in gross profit for the third quarter from the two hurricanes was approximately $717,000, or $303,000, $389,000, and $25,000 for Integrated Engineered Solutions, Standard & Traditional, and Automation & Controls segments, respectively. This estimated amount includes the margin impact from the reduction or delay in revenue, higher under absorption of overhead for manufacturing and field personnel, modest damaged property repairs and the Company’s assistance costs for our affected employees. All of our facilities and operations were back in service during September, and we are not expecting a carryover impact in the fourth quarter from the two hurricanes.

Other Matters

Section 408 of the Sarbanes-Oxley Act of 2002 requires that the staff of the SEC review the filings of all reporting companies not less frequently than once every three years. In accordance with that requirement, the SEC staff recently completed a review of the Company’s periodic reports and issued a letter commenting on certain aspects of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, proxy statement for the annual meeting held May 9, 2008, and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008. The Company is in the process of reviewing and responding to the comment letter.

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

In addition, in compliance with the requirements of AICPA Statement of Position 81-1, “Accounting for Performance of Certain Production-Type Contracts” (SOP 81-1), we recognize revenue using the percentage of completion method on contracts greater than $250,000 with contract durations in excess of four months that represent (1) customized, engineered orders of our products that qualify for such treatment and (2) all Automation & Controls segment equipment fabrication and sales projects that qualify for such treatment. The Automation & Controls segment also applies the percentage of completion method to recognize revenue, regardless of contract value or duration, associated with customized products fabricated to order pursuant to a large number of smaller contracts with durations of two to three months, with occasional large systems projects of longer duration. Factors to support using the percentage of completion method include: (1) the segment does not produce standard units or maintain an inventory of similar products for sale, (2) nature of the segment’s equipment fabrication and sales operations and (3) the potential for wide variations in our results of operations that could occur from applying the “as shipped” methodology as it relates to smaller contracts for these customized fabricated goods.

Earned revenue is based on the percentage that incurred costs to date relate to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which the changes become known. Earned revenue reflects the original contract price adjusted for agreed claims and approved change order revenue, if any. We do not recognize revenue for unapproved change orders and claims. In some instances, customers are billed in advance of services performed or products manufactured, and the Company recognizes the associated liability as deferred revenue. For the nine months ended September 30, 2008, 55.1% of total Company revenue was recorded on an as-shipped or as performed basis and 44.9% were recorded using the percentage of completion method. Estimates are subjective in nature and it is possible that we could have used different estimates of total contract costs in our calculation of revenue recognized using the percentage of completion method. For the nine months ended September 30, 2008, the Company had $143.7 million in revenue attributable to open percentage completion projects having an aggregate gross profit percentage of 29.9%. If we had used a different estimate of total contract costs for each contract in progress at September 30, 2008, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased each of total revenue and pre-tax income for the nine months ended September 30, 2008 by approximately $2.1 million. At September 30, 2008, the Company had four contracts in a loss position, with an estimated aggregate loss of $3.9 million of which $3.0 million was provided for in previous years.

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

We tested goodwill for impairment as required by SFAS No. 142 at December 31, 2007. As a result of this testing, we did not record an impairment charge since an impairment was not indicated. No additional testing was performed during the nine months ended September 30, 2008, as no indications of goodwill impairment were noted.

Share-Based Compensation. The Company uses the modified prospective application transition method to account for share-based compensation consistent with SFAS No. 123R, “Share Based Payment.” Under this method, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an operating expense on a straight-line basis over the requisite service period. Management is required to make subjective assumptions about the volatility of the Company’s common stock, the expected term of outstanding stock options, the risk-free interest rate and expected dividend payments during the contractual life of the options in order to calculate the fair value of the award. See Note 11, Share-Based Compensation to our consolidated financial statements.

Warranty. We sell products with a product warranty by which customers are entitled to a free repair during a specified warranty period following the purchase, usually twelve months from the date of shipment. The Company records a liability for estimated warranty claims liability as a percentage of revenue based on a historical review of warranty claims. See Note 5, Warranty Costs, to our consolidated financial statements.

Recent Accounting Pronouncements

See Note 14, Recent Accounting Pronouncements, to our consolidated financial statements.

Industry and Business Environment

We operate in nearly every major oil and gas producing region of the world. The majority of our revenue is derived from equipment sales and provision of related services to integrated, national and independent oil and gas companies worldwide, and to the companies that execute projects on their behalf. The markets we serve are highly competitive, with many substantial competitors for each business segment. Our revenue and results of operations are closely tied to demand for oil and gas products and spending by oil and gas companies for exploration, development, refining and processing of oil and gas reserves. These companies also generally invest more in upstream exploration and development efforts during periods of favorable oil and gas commodity prices, and invest less during periods of unfavorable oil and gas prices. These companies generally invest less in downstream development and processing when margins for refined products decrease due to market and consumer economics and supply and demand fluctuations. As supply and demand change, commodity prices fluctuate, which produces cyclical trends in the industry. During extended periods of lower demand, revenue for process equipment and service providers generally decline, as existing projects are completed, new projects are postponed, and pricing decreases due to competitive pressures. During periods of recovery, revenue for process equipment providers can lag behind the industry due to the timing of new project awards. During extended periods of increased oil and gas demand growth, revenue for process equipment and service providers usually increases.

Some of the more important indicators of current and future spending levels of oil and gas companies are oil and natural gas prices, the global economy, and regional political stability in important oil and gas markets. Changes in other commodity prices, such as steel, also impact our business.

The following table summarizes the average price of domestic crude oil and Brent crude oil per barrel, the average wellhead price of natural gas per thousand cubic feet (“Mcf”), as published by the U.S. Department of Energy, and the number of rotary drilling rigs in operation, as published by Baker Hughes Incorporated, for the nine months ended September 30, 2008 and 2007 and for the years ended December 31, 2007 and 2006:

	Nine Months Ended September 30,		Twelve Months Ended December 31,
	2008	2007	2007	2006
Average price of crude oil per barrel in the U.S.	$113.31	$66.17	$72.32	$66.06
Average price of Brent crude oil per barrel	$110.92	$67.10	$72.47	$65.19
Average wellhead price of natural gas per Mcf in the U.S.	$8.73	$6.39	$6.39	$6.41
Average U.S. rig count	1,871	1,759	1,768	1,648
Average international rig count (excludes North America)	1,075	1,001	1,005	925

Historically, we have viewed operating rig counts as a benchmark of spending in the oil and gas industry for exploration and development efforts. Revenue in the Standard & Traditional segment generally correlates to changes in rig activity. Revenue in the Integrated Engineered Solutions and Automation & Controls segments depend more on oil and natural gas prices, which impact our customers’ cash flows. Lower revenue generated from the sale of oil and natural gas usually translates into lower exploration, production, and capital project budgets. The current slowdown in economic growth and the more recent financial market crisis have contributed to a sharp decline from record crude oil prices in July of approximately $145 per barrel to approximately $65 per barrel as of October 28, 2008. In addition, access to capital, with the recent contraction in the credit markets may constrain growth of industry capacity.

Despite the recent market volatility and decline in crude oil prices, we do however believe that the demand for oil and gas will continue to grow over the long term. According to the International Energy Agency’s (“IEA”) October 2008 “Oil Market Report,” the outlook for world oil demand is still positive, but has been lowered for both 2008 and 2009 from earlier 2008 estimates, with Asia, the Middle East, and Latin America accounting for nearly all of the expected demand growth in 2008.

To the extent that worldwide demand for oil and gas continues to grow, we believe that producers in the industry will increasingly rely on non-traditional sources of energy supply and expansion into new markets. Many new oil and gas fields produce lower quality or contaminated hydrocarbon streams requiring more complex production equipment. Management believes these trends should result in an on-going demand for our products and services.

Our strategy to continue to grow and diversify our business across regions and industry segments, as well as our capital investment in increased manufacturing capacity, research and development, and technology, should help mitigate the effects of an overall industry slowdown. It is likely our industry will experience delay or curtailing of new or planned projects, but we believe our recent contract awards have positioned us well.

Results of Operations

The following discussion of our historical results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Consolidated Revenue and Gross Profit

	Three Months Ended September 30,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue(1)	$159,267	$145,191	$14,076	10%
Cost of goods sold and services(1)	115,845	103,096	12,749	12%

Gross profit	$43,422	$42,095	$1,327	3%

Gross profit percentage	27%	29%	(2)%	(7)%

(1)

The table above includes inter-segment elimination amounts for both revenue and cost of goods sold and services of $1.3 million and $1.7 million for the three months ended September 30, 2008 and 2007, respectively.

Revenue. Revenue of $159.3 million for the three months ended September 30, 2008 increased $14.1 million, or 10%, from $145.2 million for the three months ended September 30, 2007. The increase in revenue was primarily due to continued strength in sales of our Standard & Traditional equipment, parts, and services business of $38.7 million, which included $18.7 million of additional revenue from our acquisitions made in 2008. These increases were partially offset by $11.3 million lower built-to-order and other revenue in the Integrated Engineered Solutions segment and a reduction of $13.7 million in field service and manufacturing revenues in the Automation & Controls segment.

Gross Profit. Gross profit percentage was 27% and 29% for the three months ended September 30, 2008 and 2007, respectively. This decrease was primarily due to the escalation of raw material costs and lower profit in our Gulf of Mexico manufacturing and field service activities due to supply disruptions following hurricanes Gustav and Ike.

Integrated Engineered Solutions Segment

	Three Months Ended September 30,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue	$45,532	$56,863	$(11,331)	(20)%
Cost of goods sold and services	28,647	36,457	(7,810)	(21)%

Gross profit	$16,885	$20,406	$(3,521)	(17)%

Gross profit percentage	37%	36%	1%	3%

Revenue of $45.5 million for the three months ended September 30, 2008 for the Integrated Engineered Solutions segment decreased $11.3 million, or 20%, compared to $56.9 million for the three months ended September 30, 2007. This decrease consisted primarily of $12.9 million in lower built-to-order business activity in the US and UK which was primarily a result of delays in anticipated project bookings. There was $424,000 in inter-segment revenue for the three months ended September 30, 2008, compared to $13,000 for the three months ended September 30, 2007.

Gross profit for the Integrated Engineered Solutions segment for the three months ended September 30, 2008 decreased $3.5 million, or 17%, compared to the three months ended September 30, 2007. This decrease was due to lower sales of our CO2 gas processing facilities in West Texas as well as lower membrane replacement sales.

Standard & Traditional Segment

	Three Months Ended September 30,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue	$96,568	$57,846	$38,722	67%
Cost of goods sold and services	72,722	43,682	29,040	66%

Gross profit	$23,846	$14,164	$9,682	68%

Gross profit percentage	25%	24%	1%	4%

Standard & Traditional segment revenue increased $38.7 million, or 67%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. This increase was primarily due to continued strength in sales of $13.7 million related to our equipment, parts, and services across the US, and $5.7 million in Canada, primarily related to the engineered equipment in the Canadian oil sands market, as well as additional revenue of $18.7 million from subsidiaries acquired in 2008. Inter-segment revenue for this business segment was $(49,000) for the three months ended September 30, 2008, compared to $308,000 for the three months ended September 30, 2007.

Gross profit for the Standard & Traditional segment increased $9.7 million, or 68%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. This increase was primarily due to an overall increase in revenue as well as additional contribution of $4.2 million from subsidiaries acquired in 2008. This increase was partially offset by an escalation in steel prices of approximately $1.0 million and $389,000 of higher costs related to manufacturing activity disruptions caused by hurricanes Gustav and Ike.

Automation & Controls Segment

	Three Months Ended September 30,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue	$18,502	$32,178	$(13,676)	(43)%
Cost of goods sold and services	15,811	24,653	(8,842)	(36)%

Gross profit	$2,691	$7,525	$(4,834)	(64)%

Gross profit percentage	15%	23%	(8)%	(35)%

Revenue for the Automation & Controls segment was $18.5 million, a decrease of $13.7 million, or 43%, for the three months ended September 30, 2008, compared to $32.2 million for the three months ended September 30, 2007. This decrease was primarily due to an $8.9 million reduction in international field service activities related to the conclusion of field service work in Kazakhstan, where the Company has commenced winding down its operations, and a $4.8 million decrease due to lower sales of control panels and other activities in the Gulf of Mexico field service and fabrication business. Inter-segment revenue for this business segment was $1.0 million and $1.4 million for the three months ended September 30, 2008 and 2007, respectively.

Gross profit for the Automation & Controls segment decreased $4.8 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This decrease was primarily due to lower revenue from Kazakhstan and Gulf of Mexico field service and fabrication activities. Gross profit percentage was 15% and 23% for the three months ended September 30, 2008 and 2007, respectively. This decrease was due primarily to lower contributions from our Gulf of Mexico field service and fabrication activities.

Other Items

Selling, General and Administrative Expense. Selling, general and administrative expense was $32.5 million for the three months ended September 30, 2008, an increase of $11.6 million, or 56%, compared to $20.9 million for the three months ended September 30, 2007. This increase consisted of $5.0 million of selling, pre-order engineering, distribution, and other support activities related to the increased business activity primarily in the Standard & Traditional segment. Additionally, there were increases in corporate, general and administrative costs of approximately $6.2 million, which were attributable to $3.4 million of higher compensation costs associated with increased headcount, employee retention programs, and share-based incentive compensation; and $2.8 million related to legal and compliance related costs. Of this amount, $1.5 million, $975,000, and $291,000 was allocated to Integrated Engineered Solutions, Standard & Traditional and Automation & Controls segments, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense was $2.3 million and $1.6 million for the three months ended September 30, 2008 and 2007, respectively. The $700,000 increase was primarily due to our acquisitions of Linco in January 2008 and ConSepT AS in December 2007, and the depreciation of operating equipment and office leasehold improvements made during 2007 and 2008.

Interest Expense. Interest expense was $199,000 and $97,000 for the three months ended September 30, 2008 and 2007, respectively. The increase of $102,000 was due to borrowings under the 2006 credit facility during the quarter ended September 30, 2008.

Interest Income. Interest income was $204,000 and $617,000 for the three months ended September 30, 2008 and 2007, respectively. The decrease of $413,000 was primarily due to a decrease in invested cash as a result of a cash payment for the Connor acquisition in September 2008, as well as a reduction of investment yields due to lower short term interest rates.

Other, net. Other, net was a benefit of $755,000 for the three months ended September 30, 2008 consisting of a net periodic benefit of the post retirement liability of $141,000 and net realized and unrealized foreign exchange translation gains of $614,000. Other, net was an expense of $688,000 for the three months ended September 30, 2007 and was comprised mainly of realized and unrealized foreign exchange losses.

Income Tax Provision. Income tax expense for the three months ended September 30, 2008 was $3.0 million compared to $6.9 million for the three months ended September 30, 2007. The change in tax expense was primarily attributable to a decrease in pre-tax income to $8.6 million for the three months ended September 30, 2008 from pre-tax income of $19.2 million for the three months ended September 30, 2007. The effective tax rate for each of the three months ended September 30, 2008 and 2007 were 35.3% and 35.8%, respectively.

Preferred Stock Dividends. We recorded preferred stock dividends totaling zero and $269,000 for the three months ended September 30, 2008 and 2007, respectively. This decrease was due to the conversion of all the remaining Series B Redeemable Convertible Preferred Stock into common shares on March 25, 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Consolidated Revenue and Gross Profit

	Nine Months Ended September 30,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue(1)	$471,635	$413,314	$58,321	14%
Cost of goods sold and services(1)	337,698	294,537	43,161	15%

Gross profit	$133,937	$118,777	$15,160	13%

Gross profit percentage	28%	29%	(1)%	(3)%

(1)

The table above includes inter-segment elimination amounts for both revenue and cost of goods sold and services of $4.7 million and $4.5 million for the nine months ended September 30, 2008 and 2007, respectively.

Revenue. Revenue of $471.6 million for the nine months ended September 30, 2008 increased $58.3 million, or 14%, from $413.3 million for the nine months ended September 30, 2007. This increase was primarily due to the continued strength in sales of our Standard & Traditional segment across North America of $71.8 million, which included additional revenue of $42.2 million from our acquisitions made during 2008. These increases were partially offset by lower revenue of $3.3 million in the Integrated Engineered Solutions segment related primarily to the C0 2 gas processing facilities in West Texas, and a reduction of $10.0 million in field service and fabrication revenues in the Automation & Controls segment.

Gross Profit. Gross profit for the nine months ended September 30, 2008 increased $15.2 million, or 13%, from $118.8 million for the nine months ended September 30, 2007. The increase was primarily due to the higher revenue in our Standard & Traditional equipment, parts, and services across North America and additional contribution of $10.5 million from our acquisitions made during 2008.

Integrated Engineered Solutions Segment

	Nine Months Ended September 30,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue	$151,958	$155,274	$(3,316)	(2)%
Cost of goods sold and services	98,670	103,563	(4,893)	(5)%

Gross profit	$53,288	$51,711	$1,577	3%

Gross profit percentage	35%	33%	2%	6%

Revenue of $152.0 million for the nine months ended September 30, 2008 for the Integrated Engineered Solutions segment decreased $3.3 million, or 2%, compared to $155.3 million for the nine months ended September 30, 2007. This decrease was due to $4.3 million in lower revenue from our CO2 gas processing facilities in West Texas and $2.0 million lower membrane replenishment sales. These decreases were partially offset by $3.0 million in higher built-to-order project activity, primarily in Japan. There was $554,000 in inter-segment revenue for the nine months ended September 30, 2008, compared to $67,000 for the nine months ended September 30, 2007.

Gross profit for the Integrated Engineered Solutions segment for the nine months ended September 30, 2008 increased $1.6 million, or 3%, compared to $51.7 million for the nine months ended September 30, 2007. This increase was primarily due to improved execution in the US and international built-to-order project business.

Standard & Traditional Segment

	Nine Months Ended September 30,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue	$252,654	$180,902	$71,752	40%
Cost of goods sold and services	187,476	132,740	54,736	41%

Gross profit	$65,178	$48,162	$17,016	35%

Gross profit percentage	26%	27%	(1)%	(4)%

Standard & Traditional segment revenue increased $71.8 million, or 40%, for the nine months ended September 30, 2008, compared to $180.9 million for the nine months ended September 30, 2007. This increase was primarily due to the continued strength in sales of $23.8 million related to our equipment, parts, and services across the US, and $8.2 million in Canada, primarily related to the engineered equipment in the Canadian oil sands market, as well as additional revenue of $42.2 million from our acquisitions made in 2008. These increases were partially offset by $2.4 million in lower parts and service sales, primarily in Latin America. Inter-segment revenue for this business segment was $846,000 for the nine months ended September 30, 2008, compared to $1.1 million for the nine months ended September 30, 2007.

Gross profit for the Standard & Traditional segment increased $17.0 million, or 35%, for the nine months ended September 30, 2008. This increase was primarily due to an overall increase in revenue as well as additional contributions of $10.5 million from our acquisitions made in 2008. This increase was partially offset by the escalation in steel prices of approximately $1.3 million and $389,000 of higher costs related to manufacturing activity disruptions caused by hurricanes Gustav and Ike during 2008.

Automation & Controls Segment

	Nine Months Ended September 30,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Revenue	$71,727	$81,679	$(9,952)	(12)%
Cost of goods sold and services	56,256	62,775	(6,519)	(10)%

Gross profit	$15,471	$18,904	$(3,433)	(18)%

Gross profit percentage	22%	23%	(1)%	(4)%

Revenue for the Automation & Controls segment was $71.7 million, a decrease of $10.0 million, or 12%, for the nine months ended September 30, 2008, compared to $81.7 million for the nine months ended September 30, 2007. This decrease was primarily due to a $5.9 million reduction in international field service activities related to the conclusion of field service work in Kazakhstan, where the Company has commenced winding down its operations, and $6.2 million decrease due to lower sales of control panels and other activities in the Gulf of Mexico field service and fabrication business. These decreases were partially offset by a $2.1 million increase in our West Africa field service activities. Inter-segment revenue for this business segment was $3.3 million for both the nine months ended September 30, 2008 and 2007, respectively.

Gross profit for the Automation & Controls segment decreased $3.4 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This decrease was primarily due to lower revenue from our Gulf of Mexico field service and fabrication activities.

Other Items

Selling, General and Administrative Expense. Selling, general and administrative expense was $91.8 million for the nine months ended September 30, 2008, an increase of $30.0 million, or 49%, compared to $61.8 million for the nine months ended September 30, 2007. This increase consisted of $12.4 million of selling, pre-order engineering, distribution, and other support activities related to the increased business activity primarily in the Standard & Traditional segment. Additionally, there were increases in corporate, general and administrative costs of approximately $17.3 million. This increase was mainly attributable to $7.4 million of higher compensation costs associated with increased headcount, employee retention programs, and share-based incentive compensation related to the increased business activity, and $9.9 million related to legal and compliance related costs. Of this amount, $4.1 million, $4.5 million and $1.3 million was allocated to Integrated Engineered Solutions, Standard & Traditional, and Automation & Controls segments, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense was $7.1 million and $4.5 million for the nine months ended September 30, 2008 and 2007, respectively. The $2.6 million increase was primarily due to our acquisitions of Linco in January 2008 and ConSepT AS in December 2007 and the depreciation of operating equipment and office leasehold improvements made during 2007 and 2008.

Interest Expense. Interest expense was $433,000 and $277,000 in the nine months ended September 30, 2008 and 2007, respectively. The increase of $156,000 was due to borrowings under the 2006 credit facility during the quarter ended September 30, 2008.

Interest Income. Interest income was $813,000 and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease of $787,000 over the prior year period resulted from a decrease in invested cash as a result of the cash paid for Linco and Connor acquisitions along with a reduction of investment yields due to lower short term interest rates.

Other, net. Other, net was an expense of $237,000 for the nine months ended September 30, 2008, consisting primarily of $654,000 related to net realized and unrealized foreign exchange transaction losses partially offset with $423,000 in net periodic benefit of postretirement benefit liability. Other, net was a net expense of approximately $1.8 million for the nine months ended September 30, 2007, consisting primarily of net realized and unrealized foreign exchange transaction losses.

Income Tax Provision. Income tax expense for the nine months ended September 30, 2008 was $11.8 million compared to $18.5 million for the nine months ended September 30, 2007. The change in tax expense was primarily attributable to a decrease in pre-tax income to $33.4 million for the nine months ended September 30, 2008 from pre-tax income of $51.8 million for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 was 35.3% compared to 35.8% for the nine months ended September 30, 2007.

Preferred Stock Dividends. We recorded preferred stock dividends totaling $248,000 and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease was due to the conversion of all the remaining Series B Redeemable Convertible Preferred Stock into common shares on March 25, 2008.

Bookings and Backlog

The Company’s bookings for the three and nine months ended September 30, 2008 and 2007 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited, in thousands)
Bookings:
Integrated Engineered Solutions	$86,737	$58,453	$270,495	$143,179
Standard & Traditional	116,934	53,793	298,214	170,469
Automation & Controls	18,515	29,047	68,339	82,892

Total bookings	$222,186	$141,293	$637,048	$396,540

The increase in bookings for Integrated Engineered Solutions for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, were driven by partial awards of large projects in the CO2 membrane business, significant global awards in oil treatment, both dehydration in the upstream market and desalting in the downstream refining market, and increased bookings in Japan. The Standard & Traditional segment recorded increased bookings for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, due to a resurgence of activity in the Canadian oil market, successful efforts in various domestic oil shale areas, and higher activity in the Rocky Mountain gas zone and West Texas oil market. Bookings were also favorable as a result of our Linco and Connor businesses acquired in 2008. The decrease in bookings for our Automation & Controls segment for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, were a reflection of decreased field service activities in Kazakhstan, where the Company has commenced winding down its operations, and lower activities in the Gulf of Mexico field service and manufacturing business.

The Company’s backlog as of September 30, 2008 and 2007 was:

	September 30,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Backlog:
Integrated Engineered Solutions	$215,254	$128,402	$86,852	68%
Standard & Traditional	113,415	50,764	62,651	123%
Automation & Controls	7,366	11,344	(3,978)	(35)%

Total backlog	$336,035	$190,510	$145,525	76%

Our record high sales backlog at September 30, 2008 is a reflection of our success in delivering higher bookings in the Standard & Traditional business in Canada, West Texas, Rocky Mountain gas regions, and various oil shale regions where we have focused our branch operations. We also received partial awards of large projects in the CO2 membrane business, significant global awards in oil treatment, both dehydration in the upstream market and desalting in the downstream refining market, and increased bookings in Japan for our Integrated Engineered Solutions segment.

Liquidity and Capital Resources

Working Capital

As of September 30, 2008, we had $81.8 million of working capital, compared to $110.3 million at December 31, 2007, a decrease of $28.5 million, or 26%. This decrease was primarily due to a decrease in cash and cash equivalents of $47.9 million associated with the Linco and Connor acquisitions during 2008 along with an increase in customer advanced billings and payments of $10.7 million and other payables of $1.0 million. These decreases were partially offset by increases of $13.7 million in trade accounts receivable, $7.6 million in inventories and a $9.8 million decrease in accrued expenses.

Cash Flow

	For the Nine Months Ended September 30,
	2008	2007
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$24,948	$24,047
Investing activities	(79,618)	(8,554)
Financing activities	7,062	3,777
Effect of exchange rate changes on cash and cash equivalents	(265)	1,071

Net (decrease) increase in cash and cash equivalents	$(47,873)	$20,341

Net cash provided by operating activities was $24.9 million and $24.0 million for the nine months ended September 30, 2008 and 2007, respectively. This increase was primarily a result of $4.6 million lower investment in working capital, excluding cash, combined with an $8.0 million increase provided by other non-cash items. This increase was partially offset by $11.7 million in lower net income.

Net cash used in investing activities was $79.6 million and $8.6 million for the nine months ended September 30, 2008 and 2007, respectively. The primary uses of funds for the nine months ended September 30, 2008 were related to the net cash payments of $24.1 million associated with our acquisition of Linco, $37.0 million related to the purchase of Connor and $18.8 million of capital expenditures, of which $13.8 million was used for growth initiatives and productivity improvements and $5.0 million was used for maintenance capital expenditures that replaced or enhanced the useful lives of our fixed assets. The primary use of funds for the nine months ended September 30, 2007 was capital expenditures of $8.1 million, of which $4.2 million represented maintenance capital expenditures and $3.9 million represented expenditures to improve productivity and expand our facilities.

Net cash provided by financing activities was $7.1 million and $3.8 million for the nine months ended September 30, 2008 and 2007, respectively. The primary source of cash for the nine months ended September 30, 2008 was $10.0 million in long term borrowings and $1.5 million of proceeds from stock issuances related to stock options. This was partially offset by $3.7 million in bank overdrafts and $1.1 million in acquisition of treasury shares. The primary source of cash for the nine months ended September 30, 2007 was $3.2 million of proceeds from stock issuances related to stock options and an associated excess tax benefit of share-based compensation of $3.9 million. This was partially offset by $2.5 million in bank overdrafts and $771,000 in preferred stock dividends paid.

Capital Resources

As of September 30, 2008, the Company had available capacity under our credit agreements of $65.0 million. Below is a discussion of the Company’s existing credit facilities. For further discussion of our credit facilities, see the Company’s 2007 Annual Report on Form 10-K.

In July 2006, the Company entered into a revolving credit facilities agreement with a maturity of June 30, 2011 and a total borrowing capacity of $85.0 million. The Company pays commitment fees on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA, which was calculated at 0.25% at September 30, 2008.

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

During the quarter ending September 30, 2008, the Company drew down $20.0 million under the 2006 credit facility and repaid $10.0 million of the outstanding borrowings. At September 30, 2008, the Company had borrowings under the 2006 credit facility of $10.0 million with an interest rate of 3.81% that are scheduled to mature on June 30, 2011. There were no borrowings outstanding under this facility or the 2007 export sales credit facility as of December 30, 2007.

The Company had total letters of credit outstanding of $20.0 million at September 30, 2008. Availability under our credit facilities is reduced by the amount of outstanding letters of credit and borrowings. The letters of credit, which support various contract performance and warranties, expire at various dates through December 31, 2012. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at September 30, 2008. At September 30, 2008, the Company had unsecured letters of credit and bonds totaling approximately $2.5 million related to its international subsidiaries.

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

Foreign Currency Risk

Our operations are conducted around the world in a number of different countries. Accordingly, our earnings and cash flow are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Canada, UK, Norway and Japan. In Canada, most contracts are denominated in Canadian dollars, and most of the costs incurred are in Canadian dollars, which mitigates risks associated with currency fluctuations. In the UK, many of our sales contracts and material purchases are denominated in a currency other than British pounds sterling, primarily US dollars and euros, whereas our engineering and overhead costs are principally denominated in British pounds sterling. In Norway, our contracts are denominated in Norwegian kroner and most costs incurred are in Norwegian kroner. In Japan, most contracts and costs incurred are denominated in a currency other than Japanese yen, primarily US dollars. We attempt to minimize our exposure to foreign currency exchange rate risk by requiring settlement in our functional currencies, when possible. We do not currently enter into forward contracts or other currency-related derivative hedge arrangements.

Interest Rate Risk

Our financial instruments are subject to changes in interest rates, including our revolving credit facilities, export sales credit facility and short-term investments. We invest our excess cash in short-term highly liquid investments and our investment objective is to preserve principal and maintain liquidity. As of September 30, 2008, we had $10 million outstanding under our credit facilities. Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material.

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

The design of any system of internal control is based, in part, upon assumptions about the likelihood of certain future events, and there can be no assurance that any design will be successful in achieving its stated objectives under all potential future conditions, regardless of how remote. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their cost. Because of these inherent limitations, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As of September 30, 2008, we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the design and operation effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that the objectives of such disclosure controls and procedures are met as a result of the material weakness identified below.

As previously reported, the Company’s disclosure controls and procedures were not effective as of December 31, 2007, March 31, 2008, and June 30, 2008 as then related to matters concerning an ongoing internal review by outside counsel, on behalf of the Audit Committee, into certain payments made in a foreign jurisdiction in which the Company operates, which may present issues under the Foreign Corrupt Practices Act and a review of operations in several other jurisdictions in which the Company does business. Based on the review, which is now substantially complete, the Chief Executive Officer and Chief Financial Officer have concluded that the Company did not maintain an effective Foreign Corrupt Practices Act compliance program. The Company’s policies and procedures were not sufficient to give reasonable assurance that matters involving potential violations of the FCPA were appropriately identified, reported, and evaluated. As a result of this material weakness, payments were made that were not in accordance with the Company’s policies and procedures.

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

In addition to the foregoing, the Company is presently in the process of implementing additional remedial actions, including:

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

Changes in internal control over financial reporting

There were no other changes in our internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

This information updates and should be read in conjunction with our 2007 Annual Report on Form 10-K.

Our ability to obtain financing for future business opportunities may be limited. Our ability to execute our business strategies may be limited by our ability to secure and retain reasonably priced financing. We utilize certain amounts of letters of credit to provide guarantees or warranties to our customers and to secure our performance, bids or milestone payments on large projects. Outstanding letters of credit can consume a portion of our available liquidity under our revolving credit and export sales facilities. Some of our competitors are larger companies which may have better access to capital and therefore may have a competitive advantage over us should our access to capital be limited.

During the current downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents, trading investment securities, drawing on revolvers, issuing debt, and raising capital generally, which has had a material adverse impact on their liquidity. Given our current cash position, cash needs, and debt structure, along with the type of short-term investments we have made, we have not experienced any material issues and we continue to expect that our current liquidity, notwithstanding these adverse market conditions, will be sufficient to meet all of our anticipated needs during the next twelve months and the foreseeable future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the surrenders of the Company’s equity securities during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to 31, 2008	13,175	—	—	—
August 1 to 31, 2008	5,160	—	—	—
September 1 to 30, 2008	—	—	—	—

Three months ended September 30, 2008	18,335	—	—	—

(1)

These acquisitions of equity securities were the result of the cancellation of 18,335 restricted shares upon cessation of employment prior to the time restrictions lapsed, each pursuant to the terms of the Company’s shareholder approved equity compensation plans and the terms of the equity grants pursuant to those plans.

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

NATCO GROUP INC.

Date: November 7, 2008	By:	/S/ JOHN U. CLARKE
John U. Clarke Chairman of the Board and Chief Executive Officer

Date: November 7, 2008	By:	/S/ BRADLEY P. FARNSWORTH
Bradley P. Farnsworth Senior Vice President and Chief Financial Officer