Form 10-K
period 2008-12-31
NATCO GROUP INC
filed 2009-03-02
CIK 1057693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported by the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter:

As of June 30, 2008	$1,041,000,221

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 13, 2009 was 19,929,640 shares.

Documents Incorporated by Reference (to the extent indicated in this report)

Specified portions of the 2009 Notice of Annual Meeting of Stockholders and Proxy Statement (Part III)

NATCO Group Inc.

Annual Report on Form 10-K for the Year Ended December 31, 2008

PART I

Item 1.	Business

Our Business

NATCO Group Inc. is a Delaware corporation formed in 1988. Through our subsidiaries, we have designed, manufactured and marketed oil and gas production equipment and systems for over 80 years. We believe we are an industry leader in the development of oil and gas production separation equipment technology. We pioneered many of the original separation technologies for converting unprocessed hydrocarbon fluids into salable oil and gas and currently hold approximately 80 active US and equivalent foreign patents. Our products and services are used onshore and offshore, upstream and downstream, in most major oil and gas producing regions of the world. Separation and decontamination of a production stream is needed at almost every producing well in order to meet the specifications and environmental requirements of transporters and end users. We provide equipment, systems and services used in the production of crude oil and natural gas to separate oil, gas and water within a production stream and to remove contaminants. Our products also are used in downstream refinery and petrochemical facilities around the world to improve processing and separation.

We design and manufacture a diverse line of production equipment including, among other items: separators, which separate production streams into oil, gas and water; heaters, which prevent hydrates from forming in gas streams and reduce the viscosity of oil; dehydration and desalting units, which remove water and salt from oil and gas; gas conditioning units and membrane separation systems, which remove carbon dioxide and other contaminants from gas streams; water processing systems, which include systems for water re-injection, oily water treatment and other treatment applications; liquid measurement and metering systems which allow accurate custody transfer of product streams; and control systems, which monitor and control production and other equipment.

We operate five primary manufacturing facilities located in the US and Canada and maintain sub-contracting relationships with fabricators in the US and elsewhere around the world. We expect to complete construction and begin operations of an additional manufacturing facility in Jubail, Saudi Arabia in mid-year 2009. We manage an extensive branch network system, primarily in North American markets, providing sales and service support for our standard and traditional product offerings. In addition, we have engineering and project management execution centers and sales offices in the US, UK, Canada, Japan, Malaysia and other international locations. We conduct extensive research, development and oil and gas testing at our laboratory in Tulsa, Oklahoma and research and development of CO2 process technologies at our laboratory in Pittsburg, California. We believe that, among our competitors, we have one of the larger installed bases of production separation equipment in the industry. We have achieved our position in the industry by maintaining technological leadership, capitalizing on our strong brand name recognition and offering a broad range of quality products and after-market sales and services.

Our products and services are marketed primarily as NATCO branded or co-branded products through an in-house business development staff in sales offices located in the US, Latin America, Southeast Asia, Japan, Norway, the UK, Venezuela and Mexico, augmented by third party agents, contract employees, representatives and technical applications specialists for specific customer requirements. In 2008, we expanded our global marketing presence with the addition of personnel in Saudi Arabia and Angola. We employ agency relationships in many other energy producing regions of the world where necessary to maintain a market presence on a cost-effective basis. We also market technology products and services through joint ventures in Malaysia and Japan and plan to market products through our joint venture in Saudi Arabia following its commercial startup in mid 2009.

We currently operate under the following defined segments.

•

Integrated Engineered Solutions: This segment includes our global built-to-order project business and related activities featuring our oil, water and gas technologies, as well as the Company’s West Texas CO2 processing facility.

•

Standard & Traditional: This segment includes sales and related activities associated with the sale of standard and traditional oil and gas wellhead processing equipment, as well as aftermarket parts sales and associated services, primarily in the Americas.

•

Automation & Controls: This segment includes fabrication and sales of control panels and packaged automation systems, as well as field services associated with repair, maintenance, inspection and testing of onshore and offshore control systems.

Effective January 1, 2008, we realigned our financial segment reporting. Financial information for periods prior to 2008 have been restated to reflect the basis of segmentation presented above. Financial information about our segments and geographic data from our continuing operations are discussed in Note 19, Industry Segments and Geographic Information, of the notes to our audited consolidated financial statements included in Part II, Item 8 of this report, and are incorporated into this section by reference.

Recent History

In the past year, the Company has acted to strengthen its financial profile and broaden its product offerings through strategic acquisitions and also has committed to several large capital projects to permit us to better achieve our strategic objectives in future periods. We also focused on remediation efforts related to an internal review of certain payments made in Kazakhstan, which may present compliance issues under the Foreign Corrupt Practices Act (“FCPA”).

During the year, the Company converted the remainder of our Series B Redeemable Convertible Shares (“Preferred Shares”) into 1,270,338 shares of common stock in March. We acquired a total of 319,774 shares of common stock for an aggregate purchase price of $4.6 million during the fourth quarter pursuant to a previously announced share repurchase program to acquire up to $25.0 million of our common stock. We also entered into an amendment of our 2006 revolving credit facilities agreement, which increased our total borrowing capacity under that facility from $85.0 million to $137.7 million.

We acquired three entities during 2008, two in our Standard & Traditional segment and one in our Automation & Controls segment. The acquisition of Linco Electromatic in January provided several new product lines and services for our customers, further leveraging our Standard & Traditional branch network and our Automation & Controls business; offered access to new markets; and added skilled field, fabrication and marketing employees to our workforce. The September acquisition of Connor Sales Company, Inc., a manufacturer of tanks and provider of oilfield equipment and services located in Williston, North Dakota, broadened our capacity to serve customers in the active Williston Basin and Bakken Shale markets. In October 2008, we added a new, analytical instrumentation services product line serving the petrochemical and refining industries through our acquisition of a small Texas-based company by our Automation & Controls segment.

Early in the 2008, we adopted a plan to implement an integrated enterprise business system, or EBS, to replace existing financial, human resource, global project execution and inventory information systems which have proved inadequate for the Company’s growth. This multi-year project is being implemented in phases, with initial roll out projected in the second quarter of 2009. For the year ended December 31, 2008, we capitalized approximately $10.9 million on the EBS initiative and anticipate total capital costs of $23.9 for the full implementation to be completed by the end of 2010. In July 2008, we broke ground on a new state-of-the art Technology Research and Development facility in Houston, Texas to replace our existing facility in Tulsa, Oklahoma. The lab will have full capabilities supporting research and development activities with respect to oil, water and gas separation technologies. By locating this facility in close proximity to our Houston corporate headquarters, the lab will also provide an opportunity to showcase all available technologies in working models for review by our customers.

Compliance Matters

In February 2008, the Audit Committee of the Board of Directors of the Company, with the assistance of outside counsel, initiated a review of certain payments made in Kazakhstan, which may present compliance issues under the FCPA. Based on the results of the internal review, the Company determined that the payments were made to one or more person(s) who identified themselves as government employees, in order to obtain certain work permits and licenses and to satisfy certain “penalties” assessed by the authorities. The Audit Committee also reviewed operations in several other jurisdictions in which the Company does business. The internal review is complete. At this time, with respect to Kazakhstan operations, we have determined, with a reasonable amount of assurance, that the total of the payments at issue is less than $220,000. With respect to the other jurisdictions referenced above, the payments at issue are of a similarly immaterial amount. The Company presently believes all payments referenced above, in the aggregate, are of an immaterial amount and expects this matter to have no effect on the Company’s previously reported financial results.

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

During 2008, the Company took a number of important steps to enhance its internal controls over compliance. The Company has added staffing, restructured its organization, increased training and awareness and improved communications throughout the organization. The Company has taken remedial actions to assure that record keeping is compliant with all laws and regulations of the jurisdictions in which we operate.

For the year ended December 31, 2008, we incurred $10.3 million for legal, accounting and other professional services related to the FCPA matter and another unrelated compliance matter. Although we do not expect these matters to have a material adverse effect on our business or financial condition, we can give no assurance to that effect. However, the fees incurred related to the 2008 legal and compliance review costs have had an impact on our cash flows and liquidity during 2008 and may continue to do so in the future.

Operating Segments

Our operating segments are Integrated Engineered Solutions, Standard & Traditional and Automation & Controls. The products and services we offer through each segment are outlined below.

Integrated Engineered Solutions

The Integrated Engineered Solutions segment includes custom-designed and engineered solutions for specific customer-defined applications including our advanced electrostatic technologies, our CO2 membrane business, the assets and operating relationship related to our gas processing facilities in West Texas, H2S removal technologies including the Shell Paques process and our ConSepT™ brand of advanced separator equipment technology featuring internals for gas scrubbing, primary separation and produced water de-gassing.

We design, engineer, procure, fabricate, manufacture and manage engineered systems using our own facilities or third-party subcontractors for upstream and downstream oil and gas projects throughout the world and provide start-up services for our custom-made engineered products. Engineered systems typically require a significant amount of technology, engineering, procurement, fabrication and project management. We utilize a project delivery system designed to integrate these functions into a predictable process with integrated project management capabilities that provide effective risk management and timely delivery of a high quality product within budget.

We market the engineered systems and solutions through our direct sales force based in the US, Latin America, Southeast Asia, Japan, UK, the Middle East, Scandinavia, Russia and West Africa, augmented by independent representatives in other countries.

We also use the oil testing capabilities of our R&D facility to enhance our ability to provide specific solutions and technology that meet our customers’ requirements.

Integrated Engineered Solutions product offerings include:

•	Integrated Oil and Gas Processing Trains. These consist of multiple units that process oil and gas from primary separation through contaminant removal.

•

Offshore Production Systems. These consist of large skid-mounted processing units used in conjunction with fixed offshore platforms, semi-submersible floating systems, floating, production, storage and offloading (FPSO) vessels and other floating production vessels.

•

Dehydration and Desalting System for Upstream and Downstream Applications. We believe that we are a leading developer of electrostatic technologies for oil treating and desalting. Some of our dehydration and desalting technologies, like Electro-Dynamic® Desalter and Dual Frequency® desalters, are well suited for oil refineries, where stringent desalting requirements are growing increasingly important. The requirements have increased as crude quality has changed and catalysts have become more sensitive and sophisticated, requiring lower levels of contaminants.

•

Water Injection Systems. We provide water injection systems used both onshore and offshore to remove contaminants from water which will be injected into a reservoir during production so that the formation or its production characteristics are not adversely affected. These systems may involve media and cartridge filters, de-aeration, chemical injection and sulfate removal.

•

Produced Water Cleanup Systems. We design and engineer systems that use liquid/liquid hydrocyclone technology and induced or dissolved gas flotation technology, to remove oil and solids from a produced water stream. Oily water cleanup is often required prior to the disposal or re-injection of produced water.

•

Gas Processing Equipment. We offer standard and engineered processing equipment for the extraction of liquid hydrocarbons to meet feed gas and liquid product requirements. We manufacture several standard mechanical refrigeration units for the recovery of salable hydrocarbon liquids from gas streams.

•

Other Downstream Applications. We offer various technologies that have crossover applications in the refinery and petrochemical sectors particularly for oil and water treating. We also design and supply process facilities to hydrogen generation and purification refineries, petrochemical plants and industrial gas suppliers. In addition, our Dispersed Oil Extractor (DOX®) technology cleans both heavy and light dispersed oil from water, which is beneficial to ethylene processors.

•

Other Proprietary Equipment. We design and supply a broad range of proprietary equipment that may be part of a larger system or may be sold separately to customers for applications in oil and gas projects or in retrofit applications. Such equipment includes wellhead desanders, sand cleaning facilities, sand separators and specialty oil heaters.

•

Carbon Dioxide Removal. We manufacture gas processing facilities for the removal of carbon dioxide from hydrocarbon streams. These facilities use our proprietary Cynara® membrane technology which provides one of the more effective separation solutions for hydrocarbon streams containing high concentration of carbon dioxide.

Standard & Traditional

Our Standard and Traditional segment includes conventional oil and gas separation and dehydration equipment sales and related services. The standard and traditional business consists of the sale of upstream and wellhead production equipment, replacement parts, refurbished equipment and aftermarket parts, sales and service. Our Canadian operation provides production equipment for treatment of heavy oils. Equipment built for these markets typically is based on standardized NATCO designs available via catalogue purchase, or variations of standardized equipment requiring limited customized engineering. We market standard and traditional production equipment and services throughout the US, Canada, Mexico and South America.

Our standard and traditional production equipment includes:

•

Separators. Separators are used for the primary separation of a hydrocarbon stream into oil, water and gas. In addition to traditional separator solutions, we offer customers more advanced separation technologies utilizing proprietary devices inside vessels to achieve more efficient separation designed to reduce size and weight, improve separation efficiency and eliminate processing problems.

•

Oil, Gas and Water Conditioning Equipment. We market heaters, which are used to reduce the viscosity of oil to improve flow rates and to prevent hydrates from forming in gas streams; oil dehydrators, which are used to remove water from oil; water treatment and conditioning equipment that removes contaminants from water extracted during oil and gas production; gas conditioning equipment, such as glycol or amine units, that remove contaminants from hydrocarbon and gas streams.

•

Linco Measurement and Liquid Metering Systems. These systems include large and small custody transfer measurement skids for liquid, gas and liquefied petroleum gas; on-line analyzer systems; odorant injection; meter provers; automated truck and rail loading racks; and customized systems, as well as complementary automation systems, field services, training and manufactured products.

In addition, we provide the following:

•

Equipment Refurbishment. We source, refurbish and integrate used oil and gas production equipment. Customers that purchase this equipment may benefit from reduced delivery times and lower equipment costs relative to new equipment. The used equipment market is focused primarily in North America, both onshore and offshore.

•

Parts, Service and Training. We provide replacement parts for our own equipment and for equipment manufactured by others. Each branch in our North American marketing network also serves as a local parts and service business. In addition, we offer operational and safety training to the oil and gas production industry, which provides an additional marketing tool for our other products and services. Although primarily a North American business, we are currently growing this capability in our international markets.

Automation & Controls

The primary market for automation and control systems is in offshore applications. We market and service these products from Houston, Texas, Harvey and New Iberia, Louisiana and internationally in the Republic of Angola. These products and services are offered under our TEST™ brand and include:

•

Engineering and Instrumentation Field Services. We provide the service of engineering and instrumentation professionals for start-up support, testing, maintenance, repair, renovation, expansion and upgrade of control systems, including those designed or installed by others for major customers worldwide, with primary concentration in the Gulf of Mexico and offshore Angola. Our design and engineering staff also provides contract electrical engineering services.

•	Control Systems and Panels. We design, program, assemble, install and commission a variety of pneumatic, hydraulic, electrical and computerized control panels and systems for multiple industries.

These systems monitor and change key parameters of oil and gas production systems. Key parameters include wellhead flow control, emergency shutdown of production and safety systems, hydraulic power unit controls, lighting systems, power generation, distribution and control and quarters and production facilities controls. A control system typically consists of a control panel and related tubing, wiring, sensors and connections.

Business Strategy

Our primary objective is to maximize profitability and cash flow by maintaining and enhancing our position as a leading provider of equipment, systems, services and solutions used in the production and refining of crude oil and natural gas. We intend to achieve this goal by pursuing the following business strategies:

•

Global Presence. We have operated in international markets for more than 50 years. We intend to continue expanding internationally in targeted geographic regions, such as the Middle East, West Africa, Central and Southeast Asia, Latin America and Norway. Export and international sales provided 46% of our total revenues for the year ended December 31, 2008. Our engineering and project management offices located in the US, the UK, Malaysia, Japan and Canada are fully integrated “Execution Centers” working in concert with our global supply chain management and marketing groups to provide more seamless solutions to customers around the world.

To better service our global customers, we are establishing local presence through the use of country managers in the Middle East, Angola, Mexico and South America and continue to leverage our international joint ventures with strategic local partners in Japan, Malaysia, Angola and Saudi Arabia. These strategic alliances enable NATCO to provide products, services and manufacturing in key regions with knowledgeable and experienced partners, to strengthen customer relationships and satisfy local content requirements. We will continue to review other joint venture opportunities to complement our global expansion.

•

Commercializing New Technologies and Products. We develop, acquire and market leading technologies that enable us to address the global market demand for advanced processing and production equipment and systems. We also develop products and integrated systems to deliver unique solutions for highly complex production or flow streams which require advanced analysis. We plan to continue pursuing the commercialization of new technologies, products, systems and services through internal development, acquisitions and licenses.

•

Leveraging NATCO’s Brand and Distribution Network. We are expanding our marketing focus to leverage the NATCO brand on a global basis. This includes increasing our customers’ awareness of our technology and product offerings and expanding aftermarket sales and service capabilities to penetrate new markets.

Our North American branch distribution network consists of 35 service centers and 8 sales and service offices strategically located in all the major supply basins in the US and Canada. The service centers sell new equipment and provide aftermarket parts and services for processing equipment. The sales and service centers also sell metering and measurement equipment and provide related services. This distribution network is a key asset that can be leveraged by offering complementary products and services to both existing and new customers. As an integral part of our business strategy, we continuously look for ways to generate additional revenue through this distribution channel.

We plan to continue to grow our business both organically and through acquisitions, with addition of product lines to fill gaps in our product portfolio, complementary technologies which would enhance our ability to offer integrated systems or businesses that will expand our geographic reach or that would increase product and services pull-through.

•	Managing Costs and Risk. As the current global economic slowdown becomes evident, we have plans in place to contract our cost structure to the extent that becomes necessary. Some examples of measures we may initiate in response include: elimination of subcontractors and contract employees, consolidation of manufacturing facilities and reduction of variable and controllable expenses. In addition, we continue to implement the concepts of “lean management” to eliminate wasted effort, reduce our manufacturing, engineering and distribution costs, increase capacity utilization and improve quality and time of delivery. We also are expanding our predictable project delivery system on a global basis, to better manage risk while improving project execution. Further, we are implementing significant improvements in our supply chain management processes, information technology and management systems. We expect that these initiatives will lower our operating costs, increase productivity and keep us competitive in our markets.

•

Reinforcing Corporate Values: Integrity, Respect and Safety. We have established a corporate culture based on integrity, respect and safety in the workplace. Our commitment to acting ethically is not just a core part of our heritage; it is a key part of who we are today. We are committed to acting ethically, and in compliance with applicable legal requirements, in the jurisdictions where we operate, and expect the same commitment from our employees, vendors and agents.

We believe safety incidents in the workplace are preventable and we challenge our entire organization to meet the corporate objective of zero incidents. We believe that operating safely is a key measure of performance, which makes us a preferred employer, improves profitability and reduces costs.

Backlog

Our backlog of orders at December 31, 2008 and 2007 was $280 million and $171 million, respectively. Our backlog generally runs off within two to six quarters from the date of project award. We expect substantially all of our backlog at December 31, 2008 will runoff during 2009.

Customers

Our customer base ranges from independent operators to major integrated and national oil companies as well as engineering, procurement and construction companies acting on behalf of end users. For the years ended December 31, 2008, 2007 and 2006 no single customer provided revenue exceeding 10% of our consolidated revenue. On a segment basis, our Standard & Traditional segment’s revenue was derived from a large varied group of customers, while the Integrated Engineered Solutions and Automation & Controls segments each relied on a few major customers for a significant portion of their revenue. Our business operations in those two segments are subject to the risks associated with a business having a limited number of larger customers for our products or services and a decrease in the production and spending programs of these customers in the areas where we do business may adversely affect our revenues and, therefore, our results of operations.

Competitive Strengths

We believe our key competitive strengths are:

•

Market Leadership and Industry Reputation. We have designed, manufactured and marketed oil and gas production equipment and systems for over 80 years. We believe that, among our competitors, we have one of the larger installed bases of production separation equipment in the oil and gas industry. We have a presence in almost every major oil and gas producing region of the world which supports a high degree of customer responsiveness. Our ability to deploy parts and services personnel quickly, our flexibility to address different operating problems, and our application experience are critical elements to remain a supplier of choice in our various markets.

•

Technological Leadership. We believe we have established a position of global technological leadership by pioneering the development of innovative separation technologies. We continue to be a technological leader in areas such as: oil-water emulsion treatment using the latest electrostatic technology; carbon dioxide separation using membrane technology; seawater injection systems;

complex produced oily water treatment systems and a variety of specialty applications. We hold approximately 80 active US and equivalent foreign patents and continue to invest or co-invest with our customers in R&D activities. We conduct product R&D activities at facilities located in Tulsa, Oklahoma, Trondheim, Norway, the UK and Pittsburg, California for our own purposes and for customers on a fee paid basis.

•

Extensive Line of Products and Services. We provide a broad range of high quality production equipment and services, ranging from standard processing and control equipment to highly-specialized engineered systems and fully-integrated solutions for both upstream and downstream markets, onshore and offshore, for customers around the world. Our customers can save time and money by using a single supplier for process engineering, design, manufacturing, fabrication, installation and services for equipment, processes and related control systems.

•

Manufacturing Capabilities and Customized Project Delivery System. We understand and control the delivery model of our business through our manufacturing capabilities and project delivery system. We directly manufacture or maintain relationships with subcontractors and fabricators in almost every major market, including North and South America, the Middle East and Southeast Asia, which permits us to deliver competitively-priced equipment and integrated skids and systems to customers; to minimize transportation costs and manage logistics; and to satisfy requirements to provide local content and manage project risks.

•

After-Market Parts and Service. Through our extensive North American branch network, we provide replacement parts for our own equipment and for equipment manufactured by others. In addition, we offer operational and safety training to the oil and gas production industry, which provides marketing opportunities for our other products and services. Our Latin American branch offices provide service and specialized equipment support through experienced local employees. Our UK subsidiary also provides replacement parts and services throughout Europe and North Africa. We are currently expanding this capability into Angola and the Middle East.

Competition

Contracts for our equipment, products and services are generally awarded on a competitive basis. The more important factors considered by customers in awarding contracts include price, the availability and capabilities of equipment and systems, the optimal technology solution, the ability to meet the delivery schedule, total life cycle value, as well as the supplier’s reputation, experience and safety record.

Although no single company competes directly with NATCO in all of our product lines and segments, various companies compete in one or more product lines. Some of these companies have substantially greater sales and assets than we do. The primary competitors for our Integrated Engineered Solutions business include UOP, a Honeywell company; Prosep Technologies Inc.; Petreco, a division of Cameron Corporation; Siemens; Veolia; Aker Solutions; Weir; and Merichem. Competitors for our Standard & Traditional segment include Exterran, J.W. Williams and numerous privately held regional companies. The primary competitors for our Automation & Controls business are W-Industries, MMR-Radon, P2S/SECO, E-Production Solutions, a subsidiary of Weatherford International, as well as numerous privately held companies operating in the Gulf Coast region.

Manufacturing and Fabrication Facilities

We operate five primary manufacturing and fabrication facilities supporting our Standard & Traditional and Integrated Engineered Solutions segments. These range in size from approximately 42,000 square feet to approximately 130,000 square feet of manufacturing space. These facilities, together with manufacturing and fabrication provided by third-party subcontractors and assembly in our branches, support our product lines. We own four of these facilities and lease one. Our major manufacturing facilities are:

•	Electra, Texas. We produce various types of low- and high-pressure production vessels, as well as skid-mounted packages at this 130,000 square foot facility.

•	Magnolia, Texas. We fabricate various types of low-pressure production vessels and skid packages and refurbish used equipment at this 47,600 square foot facility.

•

New Iberia, Louisiana. We fabricate packaged production systems for delivery throughout the world at this 60,000 square foot facility located on a 16-acre waterfront site. This facility has been organized to support the integrated project delivery system of our engineered solutions group, and can handle large integrated equipment systems.

•

Williston, North Dakota. We manufacture tanks, walking stairs, fire tubes and treaters at this 42,000 square foot facility proximate to the Williston Basin and Bakken Shale producing areas of North Dakota.

•	Calgary, Alberta, Canada. We produce heavy wall and cold weather packaged equipment and systems primarily for the Canadian market at this 93,000 square foot facility.

We are building a new 111,000 square foot manufacturing facility in Jubail, Saudi Arabia with our partner, Al-Rushaid Investment and Trading Company (Al-Rushaid Group). The facility, expected to be completed and operational in 2009, will manufacture separation and oil treatment equipment and skidded packages incorporating NATCO production processing technologies for sale within the Kingdom of Saudi Arabia and certain other parts of the Middle East.

In addition, we operate smaller, manufacturing and assembly facilities at five branch sites with an aggregate of approximately 72,000 square feet of manufacturing space, and fabricate custody transfer measurement equipment at three facilities with an aggregate of approximately 41,000 square feet of manufacturing, office and yard space. We manufacture membranes utilizing our Cynara® technology at a leased, 8,000 square foot facility in Pittsburg, California.

In our Automation & Controls segment, we fabricate control panels at an 8,200 square foot facility that we own in Harvey, Louisiana. We also fabricate control panels and larger integrated controls systems at a 22,800 square foot facility that we lease in Houston, Texas fabricate engineered analyzer systems at a 7,200 square foot fabrication and laboratory facility that we lease in Alvin, Texas.

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

Our New Iberia, Electra, Houston, Alvin and Calgary facilities have been certified to ISO 9001 standards. This certification is an internationally recognized verification system for quality management overseen by the International Standards Organization based in Geneva, Switzerland. The certification is based on a review of our programs and procedures and is designed to maintain and enhance quality production. This certification is subject to annual review and re-certification.

Safety

We maintain a high standard of health, safety and environment performance at each facility and have made consistent improvements since adopting a “Target Zero” safety program in 2006. The Company has incorporated a behavior-based safety culture for all employees to be proactive in incident prevention. In 2008, our total recordable incidence rate (a measure of the rate of recordable workplace injuries normalized per 100 workers per year) was 0.46, which we believe reflects a strong safety performance within our peer companies.

Raw Materials & Components

We generally purchase materials and components for resale or for use in our manufacturing and servicing operations from multiple sources. The main raw materials consist of carbon steel, special metal alloys (such as stainless steel) and other types of raw materials. The prices we pay for raw materials may be affected by, among other things, energy prices, other commodity prices, world economic conditions, availability of credit, tariffs and duties on imported materials and foreign currency exchange rates.

Research & Development

We believe we are an industry leader in the research and development of oil and gas process separation equipment technology. We pioneered many of the original separation technologies for converting unprocessed hydrocarbon fluids into salable oil and gas. As of December 31, 2008, we held approximately 80 active US and equivalent foreign patents, had 9 US and 60 foreign patent applications pending and held 28 US and 74 foreign trademarks (with one US trademark application pending). Our US patents expire at various times between 2009 and 2028. While important to our business, we would not expect the loss of any one of these patents to be material. In addition, we are licensed under several patents held by others.

We currently operate an R&D facility in Tulsa, Oklahoma, where we conduct technology and product development, testing and studies that are tailored to find process solutions for our customers. Our electrostatics pilot plant is capable of running customer crude oil samples utilizing all of our various electrostatic technologies as well as comparison runs on other industry-available technologies. These R&D operations are expected to move to Houston in the latter half of 2009, where we have broken ground for a new and expanded state-of-the-art research and development facility. This facility will have double the current capacity for hydrocarbon testing and treatment in pilot plants.

At our manufacturing facility in Pittsburg, California, we are engaged in active, ongoing R&D in the area of membrane technology. We also have R&D operations at our facilities in Trondheim, Norway for advanced cyclonic separation technology and in the UK where we focus primarily on water treatment developments.

We utilize a simulation loop capable of flowing 6,000 barrels per day of crude and 10 million cubic feet per day of gas, as well as a wave motion table that allows customers to validate 1/20th scale performance internals in dynamic wave motion conditions, for customer-paid studies that validate our product performance capabilities. In many cases, testing is on actual crude oil provided by our customers, resulting in our ability to establish performance parameters for project-specific product applications.

As a contracted service to our customers, we utilize computational fluid dynamic (CFD) modeling to simulate dynamically the conditions of process equipment both offshore and onshore. CFD studies have been integral in validating performance and durability of selected process equipment items.

We engage on a technical basis with technology customers through both the use of our pilot plant testing facilities and through the problem solving capabilities of our Process Solutions Group engineers. At our Tulsa facility, we contract with our customers to run pilot or bench scale tests on their specific oil blends. Through such testing, we prove out our product capabilities and performance, with customers in attendance to observe the testing process. Frequently, these engineering studies and/or pilot testing contracts can result in either direct equipment award from customers or can favorably impact the customer’s buying plans.

We also have entered into several industry partnerships and joint development programs with customers to advance processing technology development in a number of areas such as oil dehydration, water conditioning and gas processing.

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

Employees

At December 31, 2008 and 2007, we had 2,593 and 2,522 full-time employees, respectively. Of these, 120 and 91, or 5% and 4% of our workforce, respectively, were Canadian employees represented under collective bargaining agreements that extend through July 31, 2009. We believe our relationships with our employees and the bargaining unit representing our Canadian workers are satisfactory.

Available Information and Required Certifications

We are a reporting company under the Securities Exchange Act of 1934, as amended and file reports, proxy statements and other information with the Securities and Exchange Commission. Copies of these reports, proxy statements and other information may be inspected and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also access our filings on the SEC’s website at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements, as well as any amendments and exhibits to those documents, are available free of charge through our website, www.natcogroup.com, as soon as reasonably practicable after we file them with, or furnish them to, the SEC. We also make available, free of charge on our website and in print to any stockholder who requests, our corporate governance guidelines, the charters of our board committees and our business ethics policies. Requests for copies can be directed to Investor Relations, telephone: 713-849-7500. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

We have attached to this report the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31.1 and 31.2.

We previously filed with the New York Stock Exchange the 2008 annual CEO certification regarding our compliance with the NYSE’s corporate governance standards as required by NYSE rule 303A.12 (a). There were no qualifications to the annual certification.

Item 1A.	Risk Factors

Our achievement of projected revenue and earnings targets in 2009 and beyond is dependent on our ability to successfully implement our strategic goals. Our ability to effectively execute our strategic plans could be adversely affected if our business assumptions do not prove to be accurate or if adverse conditions prevail in our business environment, such as: sustained declines in oil and natural gas prices; reduced capital spending by our customers; further reduction in rig activity; reduction in pricing or demand for our products and services; potential higher cost for products used by us in our operations; sustained declines in general global economic and business conditions; our inability to recover fixed costs; our ability to successfully integrate recent acquisitions; our inability to effectively implement EBS; our inability to generate technological advances and compete on the basis of our technology; and the potential for unexpected litigation or regulatory proceedings.

Our implementation of an Enterprise Business System during 2009 may encounter unforeseen difficulties and result in implementation costs being greater than planned. Planning, designing and implementing EBS is a significant long-term endeavor and is resource intensive. We are expecting to transition from a function-oriented organization to a process-oriented organization. The change to process-orientation can fundamentally affect key activities within our Company. Failure to execute smoothly the implementation of EBS could adversely affect our business, financial condition and results of operations.

An extended decline in commodity prices would likely result in lower expenditures by the oil and gas industry, thereby negatively affecting our revenue and results of operations. Our business is substantially dependent on the level of oil and natural gas exploration and development activities around the world. A substantial or extended decline in these expenditures may result in the discovery of fewer new reserves of oil and gas and/or the delay in development of known reserves, thereby adversely affecting the market for our production equipment and services. The level of these expenditures is generally dependent on the industry’s view of future oil and gas prices. Crude oil and natural gas prices have declined significantly from their historic highs in July 2008 and such price declines can be expected to reduce drilling activity and demand for our products and services from the levels experienced during fiscal 2008. While we had a substantial backlog at the end of fiscal 2008, the current market conditions will likely result in a decline in demand for our products and services during 2009. Prolonged periods of historically lower development activity could have a materially adverse impact on our financial condition, results of operations and cash flows.

Our ability to access capital markets on acceptable terms could be limited. Our ability to execute our business strategies may be limited by our ability to secure and retain reasonably priced financing. During the latter part of 2008, global financial markets experienced a great deal of turmoil, which adversely impacted both equity and debt markets thereby potentially limiting our future access to capital. Further, there is a risk that one or more of the banks in our lending group may be unable to fulfill their commitments under our existing credit facilities. Additionally, we utilize certain amounts of letters of credit to provide guarantees and warranties to our customers and to secure our performance, bids or milestone payments on large projects. Outstanding letters of credit can consume a significant portion of our available liquidity under our revolving credit and export sales facilities. Some of our competitors are larger companies which may have better access to capital and therefore may have a competitive advantage over us should our access to capital be limited.

Future acquisitions, if any, may be difficult to finance and integrate and could adversely affect our operating results. We intend to consider and, if feasible, to make strategic acquisitions of other companies, assets and product lines that complement or expand our existing businesses. Acquisitions involve a number of risks and challenges, including: the diversion of our management’s attention to the assimilation of the operations and personnel of the acquired business; possible adverse effects on our operating results during the integration process; potential loss of key employees and customers of the acquired companies; potential lack of experience operating in a geographic market of the acquired business; an increase in our expenses and working capital requirements; and the possible inability to achieve the intended objectives of the business combination. Any of these factors could adversely affect our ability to achieve anticipated levels of cash flow from an acquired business or realize other anticipated benefits of an acquisition.

The dollar amount of our backlog is not necessarily indicative of our future cash flow and our ability to realize future cash flow may be impacted by current economic conditions. Backlog consists of documented orders from customers that have satisfactory credit or financing arrangements in place, for which authorization to begin work or purchase materials has been given and for which a delivery date has been indicated. We cannot guarantee the revenue projected in our backlog will be realized, or if realized, will result in profits.

Our customers may cancel or delay a project for reasons beyond our control. The majority of our contracts allow for a cancellation at the customer’s convenience. In the event of a project cancellation, we are generally reimbursed for our costs, but typically have no contractual right to the total revenue expected from any such project as reflected in our backlog. In addition, projects may remain in our backlog for extended periods of time. The current credit and economic environment could significantly impact the financial condition of some customers over a period of time resulting in greater risk of delay or cancellation of projects. If we were to experience significant cancellations or delays of projects in our backlog, our results of operations and financial condition could be adversely affected.

The decrease in value of our stock could negatively affect our ability to retain key managers and employees. Stock options and stock awards are a significant component of our overall compensation for key managers and employees. Our long-term incentive plans are designed to attract key managers and skilled employees and as a means to retain such managers and employees. As a result of the substantial decline in our stock price over the latter part of 2008 and continuing into 2009, many of our past stock awards have lost significant value to our key managers and employees, which may impact our ability to retain critical personnel.

Our fixed-price contracts, which may be subject to gross profit fluctuations, may impact our margin expectations. Most of our projects, including larger engineered systems projects, are performed on a fixed-price basis. We are responsible for all cost overruns, other than any resulting from customer-approved change orders and certain force majeure (natural disaster) situations. Our costs and any gross profit realized on our fixed-price contracts may vary from the estimated amounts on which these contracts were originally based for various reasons, including: errors in estimates or bidding; changes in availability and cost of labor and materials; liquidated damages and variations in productivity from our original estimates. These variations and the risks inherent in engineered systems projects may result in reduced profitability or losses on our projects. Depending on the size of a project, variations from estimated contract performance could have a significant negative impact on our operating results or our financial condition.

We make estimates in accounting for long-term contracts and changes in these estimates may impact our earnings. Approximately half of our revenue is recognized on a “percentage of completion” basis. We recognize revenue on contracts using the cost-to-cost method of accounting as determined by the ratio of cumulative costs incurred-to-date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. A significant change in an estimate on one or more contracts could have a material effect on our results of operations.

Long-term contracts for operation of owned CO2 separation facilities are cancelable. We operate certain owned and managed assets under long-term contracts for the processing of CO 2 in the Sacroc field in West Texas. In exchange for our operation of these assets, our customer pays us a tolling fee based on the facility’s throughput. Contracts are cancelable at the customer’s option subject to provisions which require, among other things, payment of significant cancellation fees. In the event of cancellation, we would receive the cancellation charge and would retain custody of the owned assets, but would lose the future revenue stream associated with the cancelled contract. There can be no assurance we would have suitable alternative uses for the assets or cash which would offset the lost revenue from any canceled contracts.

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

Our earnings could be negatively impacted if we write off a significant amount of intangible or long-lived assets. Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion or our assets. We had goodwill and long-lived assets consisting of property, equipment and other identifiable intangible assets of $127.4 million and $109.0 million, respectively, at

December 31, 2008. We review these assets for impairment at least annually or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If we determine that a significant impairment in value of our unamortized intangible or long-lived assets has occurred, we would be required to write off a substantial portion of our assets, which would negatively affect our earnings and could adversely impact our stock price.

Certain of our segments relied and may continue to rely, on a limited number of customers for a significant portion of their revenues. There have been and are expected to be periods where a substantial portion of the revenue in certain of our segments is derived from a small group of customers. We have a number of ongoing relationships with major oil companies, national oil companies and large independent producers. The loss of one or more of these ongoing relationships could have an adverse effect on our business and results of operations of the affected segments.

We may experience losses caused by being unable to collect amounts due from customers. We typically do business with our customers on an open account basis. Credit limits are established for each customer and the credit exposure with them is routinely monitored. For our custom engineered built-to-order systems, customers make payments to us as the work progresses toward completion. The current credit and economic environment could significantly impact the ability of some customers to pay amounts due to the Company. If a customer becomes insolvent or files for bankruptcy protection the value of the equipment may be less than the amount owed by the customer thereby creating a loss for us.

Liability to customers under warranties may adversely affect our cash flow. We typically warrant the workmanship and materials used in the equipment we manufacture. At the request of our customers, we may warrant the operational performance of the equipment we manufacture. Failure of this equipment to operate properly or to meet specifications may increase our costs by requiring additional engineering resources, replacement of parts and equipment or service or monetary reimbursement to a customer. Our warranties often are backed by letters of credit. At December 31, 2008, we had provided to our customers approximately $13.4 million in letters of credit related to performance and warranties. We have received warranty claims in the past and we expect to continue to receive them in the future. To the extent that we incur warranty claims in any period substantially in excess of our warranty reserve, our results of operations and financial condition could be adversely affected.

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

Competition could result in reduced profitability and loss of market share. Contracts for our products and services are generally awarded on a competitive basis. Historically, our markets have been very competitive in terms of the number of suppliers providing alternative products and technologies. The most important factors considered by our customers in awarding contracts include: price, the availability and capabilities of our equipment, our ability to meet the customer’s delivery schedule, our reputation, our technology, our experience and our safety record.

In addition, we may encounter obstacles in our international operations that impair our ability to compete effectively in individual countries. These obstacles may include: subsidies granted in favor of local companies; legal requirements for local content; taxes, import duties and fees imposed on foreign operators; contracts being denominated in local currencies; lower wage rates in foreign countries; and fluctuations in the exchange value of the United States dollar compared with the local currency. Any or all these factors could adversely affect our ability to compete and thus adversely affect our results of operations.

Our international operations may experience interruptions due to political and economic risks. We operate our business and market our products and services throughout the world. We are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Moreover, oil and gas producing regions in which we conduct business include many countries in the Middle East, West Africa, South America and other parts of the world where risks to operations remain high. We cannot accurately predict whether these risks will increase or abate. These risks include: nationalization; expropriation; war, terrorism and civil disturbances; restrictive actions by local governments; limitations on repatriation of earnings; changes in foreign tax laws; changes in banking regulations; and changes in currency exchange rates.

The occurrence of any of these risks could have an adverse effect on regional demand for our products and services or our ability to provide them. Further, we may experience restrictions in travel to visit customers or start-up projects and we may incur added costs by implementing security precautions. An interruption of our international operations could have a material adverse effect on our results of operations and financial condition.

Consistent with the laws of their respective jurisdictions of incorporation, our UK-based operations, our Japanese subsidiary and our Canadian subsidiary have made sales (as part of their ongoing businesses) of non-US equipment and services to customers in certain countries that are subject to US government trade sanctions (“Embargoed Countries”). In the past, these included sales to the Iraqi national oil companies permitted under the United Nations Oil-For-Food Program, Libya, Syria, Iran and Sudan. Sales to customers in Embargoed Countries were approximately 1% of our consolidated revenue in each of the years 2008, 2007 and 2006.

We could suffer an adverse result from unresolved matters pending before the Department of Justice and Securities and Exchange Commission. We have identified certain payments made in Kazakhstan that may raise implications under the FCPA. We have reported this matter to the SEC and the DOJ and have kept them apprised as to the status of the review. The SEC is conducting an investigation into the matter and the Company is cooperating with this inquiry. As part of any resolution of this matter, the DOJ, the SEC or other governmental authorities could seek criminal or civil sanctions, including monetary fines and penalties, against the Company and/or certain of its employees, as well as additional changes to its business practices and compliance programs in the event that the review or any governmental investigation identifies violations of law. To the extent any payments are determined to be illegal in Kazakhstan, it is possible that there could be penalties assessed in that jurisdiction.

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

We may incur substantial costs to comply with environmental obligations. In our equipment fabrication and refurbishing operations, we generate and manage hazardous wastes. These include: waste solvents; waste paint; waste oil; wash-down wastes; and sandblasting wastes. We take appropriate steps to identify and address environmental issues before acquiring properties and to use industry-accepted operating and disposal practices regarding the management and disposal of hazardous wastes. Nevertheless, we or others may have released hazardous materials on our properties or in other locations where hazardous wastes have been taken for disposal. We may be required by federal, state or foreign environmental laws to remove hazardous wastes or to remediate sites where they have been released. We could also be subjected to civil and criminal penalties for violations of those laws. Our costs to comply with these laws may adversely affect our earnings.

Fluctuations in the value of the US dollar relative to other currencies may adversely affect our business. The weakness of the US dollar may render certain of our projects, which are denominated in foreign currencies, relatively less competitive. Continual weakness could have a negative impact on our sales, revenues, profitability and cash flows.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

During 2008, we operated five primary manufacturing plants ranging in size from approximately 42,000 square feet to approximately 130,000 square feet of manufacturing space. In addition, we operate smaller, manufacturing and assembly facilities at five branch sites with an aggregate of approximately 72,000 square feet of manufacturing space, and fabricate custody transfer measurement equipment at three facilities with an aggregate of approximately 41,000 square feet of manufacturing, office and yard space. We also own and lease distribution and service centers, sales offices and warehouses. We lease our corporate headquarters in Houston, Texas. At December 31, 2008, we owned or leased approximately 893,000 square feet of facilities of which approximately 464,000 square feet was leased and approximately 429,000 square feet was owned. Of the total major manufacturing space, approximately 279,600 square feet was located in the United States and approximately 93,000 square feet was located in Canada.

The following chart summarizes the number of facilities owned or leased by us by geographic region and business segment in as of December 31, 2008.

	United States	Canada	Other
Integrated Engineered Solutions	3	—	6
Standard & Traditional	49	5	4
Automation & Controls	5	—	3
Corporate and Other	1	—	—

Totals	58	5	13

Each of our significant manufacturing facilities is currently operating in a manner consistent with the requirements of the industry in which we operate. We consider our present facilities to be suitable for our present purposes and adequate for our current operations.

Item 3.	Legal Proceedings

On February 28, 2008, the Audit Committee of the Board of Directors of the Company, with the assistance of outside counsel, initiated a review of certain payments made in Kazakhstan, which may present compliance issues under the FCPA. Based on the results of the internal review, the Company has determined that the payments were made to one or more person(s) who identified themselves as government employees, in order to obtain certain work permits and licenses and to satisfy certain “penalties” assessed by the authorities. The Audit Committee also reviewed operations in several other jurisdictions in which the Company does business. The internal review is complete. At this time, with respect to Kazakhstan operations, we have determined, with a reasonable amount of assurance, that the total of the payments at issue is less than $220,000. With respect to the other jurisdictions referenced above, the payments at issue are of a similarly immaterial amount. In total, the Company presently believes, in the aggregate, all payments referenced above are of an immaterial amount and expects this matter to have no effect on the Company’s previously reported financial results.

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

During 2008, the Company took a number of important steps to enhance its internal controls over compliance. The Company has added staffing, restructured its organization, increased training and awareness and improved communications throughout the organization. The Company has taken remedial actions to assure that record keeping is compliant with all laws and regulations of the jurisdictions in which we operate. For the year ended December 31, 2008, we have incurred $10.3 million for legal, accounting and other professional services related to the FCPA matter and another unrelated compliance matter. Although we do not expect these matters to have a material adverse effect on our business or financial condition, we can give no assurance to that effect. However, the 2008 legal and compliance review costs incurred related to contingencies have had an impact on our cash flows and liquidity during 2008 and may continue to do so in the future.

NATCO and its subsidiaries are involved in a number of other legal proceedings in the ordinary course of their business. While we insure against the risk of certain liabilities to the extent deemed prudent by our management, we can offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to our business activities. Further, to the extent matters arise from time to time that are not covered by insurance, the Company may incur legal costs, settlement payments or judgments in excess of our accruals that may adversely impact our business, financial condition, results of operations or liquidity. Although we cannot predict the outcome of any legal proceeding with certainty, in the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on our business, financial condition, results of operations, or cash flow. The Company did not have any material lawsuits pending at December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Price of Common Stock

Our common stock is traded on the NYSE under the ticker symbol NTG. The following table sets forth, for the calendar quarters indicated, the closing high and low sales prices of our common stock reported by the NYSE for each of the fiscal years ended December 31, 2007 and 2008.

	Common Stock
	High	Low
2007
First Quarter	$37.64	$27.78
Second Quarter	$48.98	$34.00
Third Quarter	$54.02	$41.38
Fourth Quarter	$60.40	$45.48

2008
First Quarter	$56.02	$39.99
Second Quarter	$56.86	$42.36
Third Quarter	$54.76	$37.03
Fourth Quarter	$40.25	$11.52

Holders

Our authorized common stock consists of 50,000,000 shares. We had 19,929,640 shares outstanding as of February 13, 2009, held by 141 holders of record and the closing price per share on such date was $18.43 as quoted by NYSE. The number of holders of record of our common stock does not include the stockholders for whom shares are held in a “nominee” or “street” name.

We had 5,000,000 shares of preferred stock authorized of which 500,000 shares were designated Series A Junior Participating Preferred Stock and 15,000 shares were designated Series B Preferred Shares. As of February 15, 2009, there were no Series A or B Preferred Shares outstanding. On March 25, 2008, the holders of the Company’s Series B Redeemable Convertible Shares (“Preferred Shares”) converted the remaining 9,915 preferred shares outstanding into a total of 1,270,338 shares of the Company’s common stock, pursuant to a formula specified in the certificate of designations with respect to the preferred stock. The Company also paid a total of approximately $248,000 for (1) accrued but unpaid dividends on the preferred shares converted and (2) cash in lieu of issuing fractional shares.

Dividends

We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather intend to retain any future earnings for use in our business. Our outstanding loan agreements restrict our ability to pay dividends and other distributions on our common stock.

Stock Performance Graph

The following performance graph compares the five-year total stockholder return on our common stock, assuming a $100 investment, to the total return on the Standard & Poor’s 500 Stock Index and the Philadelphia OSX Index, an index of oil and gas related companies which represents an industry composite of the Company’s peer group, for the period beginning December 31, 2003 through December 31, 2008.

Issuer Purchases of Equity Securities

In November 2008, the Board of Directors approved a share repurchase program to acquire up to $25.0 million of our common stock. The shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, or in accelerated share repurchase programs. We purchased a total number of 319,774 shares repurchased under this program during the fourth quarter of 2008 for $4.6 million.

The following table summarizes the surrenders or forfeitures and repurchases of the Company’s equity securities during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased Outside of Publicly Announced Program(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share(3)	Total Number of Shares Purchased in the Aggregate	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(3)
October 1 to 31, 2008	1,943	$29.545	—	$—	1,943	$—
November 1 to 30, 2008	—	—	164,433	14.302	164,433	—
December 1 to 31, 2008	1,500	—	155,341	14.188	156,841	—

Three months ended December 31, 2008	3,443	$29.545	319,774	$14.247	323,217	$20,444,171

(1)	1,943 shares represents restricted stock surrendered to pay required tax withholding on the lapse of restrictions, pursuant to the terms of the Company’s shareholder-approved equity compensation plans and the terms of the equity grants under those plans, and 1,500 shares represent forfeited restricted stock.
(2)	Excludes forfeited restricted stock since the purchase prices was zero. The purchase price of a share of stock used for tax withholding is the amount of the stock on the date of lapse of the restrictions of the restricted stock, based on the average of the high and low reported sales prices of the Company’s common stock on that date.
(3)	Average price paid includes commissions.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2008

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(1)
Equity compensation plans approved by security holders	745,738	$31.98	270,791
Equity compensation plans not approved by security holders	—	—	—

Total	745,738	$31.98	270,791

(1)	All of such shares may be issued under our equity compensation plans as stock options. Up to 220,333 shares of common stock included in this amount may be issued under equity compensation plans as restricted stock.

Item 6.	Selected Financial Data

The following summary consolidated historical financial information for the periods and the dates indicated should be read in conjunction with our consolidated historical financial statements.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
	As Adjusted(1)
Statement of Operations Data:
Revenue	$657,404	$570,115	$519,041	$400,486	$321,451
Cost of goods sold and services	468,656	406,576	382,049	303,360	246,236

Gross profit	$188,748	$163,539	$136,992	$97,126	$75,215
Selling, general and administrative expense	122,944	85,587	71,508	60,409	54,230
Depreciation and amortization expense	11,080	6,140	5,494	5,226	5,376
Interest expense	741	355	2,135	3,815	3,846
Interest income	(959)	(2,219)	(532)	(86)	(123)
Gain on unconsolidated investment	(211)	(117)	—	—	—
Other, net	(1,110)	1,954	977	5,369	7,748

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	56,263	71,839	57,410	22,393	4,138
Income tax provision	18,917	25,219	19,361	7,990	3,218
Minority interest	2,249	295	337	—	—

Net income	35,097	46,325	37,712	14,403	920
Preferred stock dividends	248	1,267	1,500	1,500	1,500

Net income (loss) available to common stockholders	$34,849	$45,058	$36,212	$12,903	$(580)

Earnings per share—Basic	$1.79	$2.55	$2.14	$0.80	$(0.04)
Earnings per share—Diluted	$1.76	$2.36	$1.96	$0.78	$(0.04)
Balance Sheet Data (at the end of the period)
Total assets	$508,166	$423,713	$322,373	$283,427	$252,385
Stockholders’ equity	$286,439	$249,496	$172,945	$122,723	$96,527
Series B preferred stock, net	$—	$9,401	$14,222	$14,222	$14,222
Long-term debt, excluding current installments	$13,000	$—	$—	$20,964	$38,935
Postretirement and other long-term liabilities	$9,689	$9,192	$7,809	$9,814	$11,226

(1)	The results of 2005 and 2006 have been adjusted to reflect the adoption of the Financial Accounting Standards Board’s Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities as of January 1, 2007.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto.

Overview

Effective January 1, 2008, we realigned our financial segment reporting. Periods prior to 2008 have been restated to reflect the basis of segmentation presented below.

•

Integrated Engineered Solutions: This segment includes our global built-to-order project business and related activities featuring our oil, water and gas technologies, as well as the Company’s West Texas CO2 processing facility.

•

Standard & Traditional: This segment includes sales and related activities associated with the sale of standard and traditional oil and gas wellhead processing equipment, as well as aftermarket parts sales and associated services, primarily in the Americas.

•

Automation & Controls: This segment includes fabrication and sales of control panels and packaged automation systems, as well as field services associated with repair, maintenance, inspection and testing of onshore and offshore control systems.

Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). The words “believe,” “expect,” “plan,” “intend,” “designed to,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking Statements. Forward-looking statements in this document include, but are not limited to, discussions of accounting policies and estimates, impacts of current market conditions and the global economic crisis, indicated trends in the level of oil and gas exploration and production and the effect of such conditions on our results of operations (see “—Industry and Business Environment”), future uses of and requirements for financial resources (see “—Liquidity and Capital Resources and “Year Ended December 31, 2008 Compared to Year Ended December 31, 2007”), impact of bookings on future revenues and anticipated backlog levels (see “—Bookings and Backlog”). Our expectations about our business outlook, customer spending, potential acquisitions, joint venture operations, oil and gas prices and our business environment and that of the industry in general are only our expectations regarding these matters. Actual results may differ materially from those in the forward-looking statements contained in this report for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, the availability of a skilled labor force, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, energy policies of OPEC, conflict involving the United States or in major petroleum producing or consuming regions, acts of war or terrorism, technological advances that could lower overall finding and development costs for oil and gas, weather patterns and the overall condition of capital markets in countries in which we operate.

An additional factor that could cause our forward-looking statements to be incorrect and actual events or our actual results to differ from those that are anticipated is the outcome of a pending audit committee review regarding certain payments in Kazakhstan, which may present issues under the Foreign Corrupt Practices Act (“FCPA”), including any government enforcement action which could arise out of the matters under review; or the matters under review may have resulted in a higher dollar amount of payments in the country, or may have a greater financial or business impact than we currently anticipate.

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

Revenue Recognition. In general, we recognize revenue and related costs when products are shipped and services are rendered for (1) time and materials and service contracts, (2) manufactured goods produced in standard manufacturing operations and sold in the ordinary course of business through regular marketing channels and (3) certain customized manufactured goods that are smaller jobs with less customization, making them similar to such standard manufactured goods (that is, contracts valued at less than or equal to $250,000 or having contract durations up to four months or less). Additionally, in compliance with the requirements of AICPA Statement of Position 81-1, “Accounting for Performance of Certain Production-Type Contracts” (SOP 81-1), we recognize revenue using the percentage of completion method on (1) contracts greater than $250,000 with contract durations in excess of four months that represent customized, engineered orders of our products that qualify for such treatment and (2) all Automation & Controls segment equipment fabrication and sales projects that qualify for such treatment. The Automation & Controls segment also applies the percentage of completion method to recognize revenue, regardless of contract value or duration, associated with customized products fabricated to order pursuant to a large number of smaller contracts with durations of two to three months, with occasional large systems projects of longer duration. Factors to support using the percentage of completion method include: (1) the segment does not produce standard units or maintain an inventory of similar products for sale, (2) nature of the segment’s equipment fabrication and sales operations and (3) the potential for wide variations in our results of operations that could occur from applying the “as shipped” methodology as it relates to smaller contracts for these customized fabricated goods.

Earned revenue reflects the original contract price adjusted for agreed claims and approved change orders, if any. If the change order or claim is unapproved, no revenue is recognized. With respect to recorded contract revenue utilizing the percentage of completion method, earned revenue is based on the percentage that incurred costs to date relate to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work, which may include losses expected to be incurred, is charged in the period in which the changes or losses become known. We generally recognize revenue and earnings under the percentage of completion method over a period of two to six quarters. In the event a project is terminated by our customer before completion, our customer is liable for costs incurred under the contract. In some instances, customers are billed in advance of services performed or products manufactured, and the Company recognizes the associated liability as deferred revenue. In 2008, 55.4% of total Company revenue was recorded on an as-shipped or as performed basis and 44.6% were recorded using the percentage of completion method. Estimates are subjective in nature and it is possible that we could have used different estimates of total contract costs in our calculation of revenue recognized using the percentage of completion method. As of December 31, 2008, the Company had $183.8 million in revenue attributable to open percentage completion projects having an aggregate gross profit percentage of 28.7%. If we had used a different estimate of total contract costs for each contract in progress at December 31, 2008, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased each of total revenue and pre-tax income for the year ended December 31, 2008 by approximately $2.6 million. At December 31, 2008, the Company had four contracts in a loss position, with an estimated aggregate loss of $191,000.

We reported our periodic revenue net of any tax assessed by a government authority and imposed concurrent with or subsequent to a revenue-producing transaction between us and our customers.

Goodwill Evaluation. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill annually for impairment by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required by SFAS No. 142, we identified separate reporting units for purposes of this evaluation. We used our segments as the reporting units, and tested the segments at December 31, 2008. In determining carrying value, we segregated assets and liabilities that, to the extent possible, are clearly identifiable by specific reporting unit. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reporting unit, are allocated as permitted by the standard. Fair value is determined by discounting projected future cash flows using our weighted average cost of capital, as calculated. In determining projected future cash flows for each segment, we make assumptions regarding the following key indicators: future market and sales growth rates (domestic and international), cost inflation, margin expectations, working capital, capital expenditure levels and tax levels. The fair value is then compared to the carrying value of the reporting unit to determine whether or not impairment has occurred at the reporting unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit’s assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, we would record an impairment charge for that amount.

We tested goodwill for impairment as required by SFAS No. 142 at December 31, 2008. As a result of this testing, we did not record an impairment charge since an impairment was not indicated. If the estimated fair value (discounted projected future cash flows) for the three segments, Integrated Engineered Solutions, Standard & Traditional Equipment and Automation & Controls, were lowered by 45%, 10% and 6% respectively, we would have been required to perform the second step of goodwill impairment as prescribed by SFAS No. 142. See Note 7, Goodwill and Intangible Assets, to our consolidated financial statements.

Share-Based Compensation. The Company uses the modified prospective application transition method to account for share-based compensation consistent with SFAS No. 123R, “Share Based Payment.” Under this method, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an operating expense on a straight-line basis over the requisite service period. Management is required to make subjective assumptions about the volatility of the Company’s common stock, the expected term of outstanding stock options, the risk-free interest rate and expected dividend payments during the contractual life of the options in order to calculate the fair value of the award. See Note 16, Share-Based Compensation to our consolidated financial statements.

Warranty. We sell products with a product warranty by which customers are entitled to a free repair during a specified warranty period following the purchase. Warranty terms can vary but are typically twelve months from the date of shipment. The Company records a liability for estimated warranty claims liability as a percentage of revenue based on a historical review of warranty claims. See Note 8, Warranty Costs, to our consolidated financial statements.

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

The following table summarizes the average price of domestic crude oil and Brent crude oil per barrel, the average wellhead price of natural gas per thousand cubic feet (“Mcf”), as published by the U.S. Department of Energy, and the number of rotary drilling rigs in operation, as published by Baker Hughes Incorporated, for the past five years:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Average price of crude oil per barrel in the US	$99.55	$72.32	$66.06	$56.54	$41.47
Average price of Brent crude oil per barrel	$96.85	$72.47	$65.19	$54.47	$38.26
Average wellhead price of natural gas per Mcf in the US	$8.07	$6.39	$6.41	$7.52	$5.50
Average US rig count	1,878	1,768	1,648	1,380	1,190
Average International rig count (excludes North America)(1)	1,079	1,005	925	850	781

(1)	The Iran and Sudan rig counts were discontinued from the Baker Hughes publication beginning January 2006. For comparative purposes, the 2005 and 2004 rig count numbers presented above exclude Iran and Sudan.

Historically, we have viewed operating rig counts as one indicator of activity in the oil and gas industry for exploration and development. Revenue in the Standard & Traditional segment generally correlates to changes in rig activity. Revenue in the Integrated Engineered Solutions and Automation & Controls segments depends more on oil and natural gas prices, which impact our customers’ cash flows. Lower revenue generated from the sale of oil and natural gas usually translates into lower exploration, production, and capital project budgets. The current slowdown in economic growth and the more recent financial market crisis have contributed to a sharp decline from record crude oil prices in July of approximately $145 per barrel to approximately $37.54 per barrel as of February 10, 2009 along with a decrease in the average wellhead price of natural gas from $8.07 per Mcf during 2008 to $5.15 per Mcf in January 2009. Additionally there has been a significant decline in US rig counts from a high in September 2008 of 2,031 to 1,300 as of February 20, 2009. At current prices some categories of exploration such as heavy oil or Canadian oil sands are not economic to develop. In addition, limited access to capital caused by the recent contraction in the credit markets and lingering pricing inflation from prior periods are likely to constrain growth of industry supply capacity.

The decline in oil and gas prices has impacted our business during 2008 and is expected to continue to do so in 2009 and into 2010. According to the “Short-Term Energy Outlook” published by the Energy Information Administration (“EIA”) of the US Government’s Department of Energy on February 10, 2009, the EIA expects worldwide petroleum demand to contract approximately 1% in 2009, with the decrease in demand of North

America and the Pacific only partially offset by the increase in demand in China, the Middle East, and Latin America. Other forecasts have indicated the possibility of an even more severe decline in demand for 2009. The EIA projects a mild rebound in petroleum demand in 2010. While our record backlog at December 31, 2008 should keep our revenue strong through the first half of 2009, bookings prospects for 2009 remain uncertain, which may impact the latter half of the year as well as our 2010 performance. As a result, management has implemented certain cost control measures for 2009 while recognizing our need to continue with our commitments to establishing a global presence, developing technologies and retaining a skilled workforce to meet with future demands.

Results of Operations

The following discussion of our historical results of operations and financial condition should be read in conjunction with our audited consolidated financial statements and notes to such financial statements.

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
			As Adjusted (Note 3)
Statement of Operations Data:
Revenue(1)	$657,404	$570,115	$519,041
Cost of goods sold and services(1)	468,656	406,576	382,049

Gross profit	188,748	163,539	136,992
Selling, general and administrative expense	122,944	85,587	71,508
Depreciation and amortization expense	11,080	6,140	5,494
Interest expense	741	355	2,135
Interest income	(959)	(2,219)	(532)
Gain on unconsolidated investment	(211)	(117)	—
Other (income) expense, net	(1,110)	1,954	977

Income before income taxes and minority interest	56,263	71,839	57,410
Income tax provision	18,917	25,219	19,361
Minority interest	2,249	295	337

Net income	$35,097	$46,325	$37,712
Preferred stock dividends	248	1,267	1,500

Net income available to common stockholders	$34,849	$45,058	$36,212

(1)	Includes inter-segment elimination amounts for both Revenue and Cost of goods sold and services of $6.3 million, $6.1 million and $12.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Consolidated Revenue, Gross Profit, and Segment Profit

	For the Year Ended December 31,		Change	Percentage Change
	2008	2007
	(in thousands, except percentages)
Revenue	$657,404	$570,115	$87,289	15%
Cost of goods sold and services	468,656	406,576	62,080	15%

Gross profit	$188,748	$163,539	$25,209	15%
Operating expenses(1)	124,982	85,765	39,217	46%

Segment profit(2)	$63,766	$77,774	$(14,008)	(18)%

Gross profit percentage	29%	29%	0%	0%
Segment profit percentage	10%	14%	(4%)	(29)%

(1)	The Company allocates corporate and other expenses to each of the operating segments based on headcount, total assets, and revenue.
(2)	Segment profit is a non-GAAP financial measure that is reconciled to net income. See Note 19, Industry Segments and Geographic Information, to our consolidated financial statements. The Company believes that segment profit is one of the primary drivers of results and provides a more meaningful presentation for measuring liquidity and performance of the Company.

Revenue. Revenue of $657.4 million for the year ended December 31, 2008 increased $87.3 million, or 15%, from $570.1 million for the year ended December 31, 2007. This increase was primarily due to the continued strength in sales of our Standard & Traditional segment across North America of $111.6 million, which included $63.4 million in revenue from our acquisitions made during 2008 and $48.0 million in revenue from our equipment and services base business. These increases were partially offset by lower revenue of $20.4 million in field service and fabrication revenues in the Automation & Controls segment primarily due to a $17.6 million decrease in revenue resulting from the completion of Kazakhstan work, and $3.7 million decrease in revenue in the Integrated Engineered Solutions segment primarily related to booking delays.

Gross Profit. Gross profit of $188.7 million for the year ended December 31, 2008 increased $25.2 million, or 15%, from $163.5 million for the year ended December 31, 2007. This increase was primarily due to $30.0 million higher contribution in our Standard & Traditional equipment, parts, and services across North America which included gross profit of $16.5 million from our acquisitions made during 2008 as well as $3.0 million of contribution from improved project execution in the Integrated Engineered Solutions segment. This increase was partially offset by $7.8 million lower contribution in our field service and fabrication operations in the Automation & Controls segment primarily due to the lower sales described above. Gross profit percentage was flat compared to 2007, but with a different product mix led by the sales of high value technologies in global markets.

Segment Profit. Segment profit of $63.8 million for the year ended December 31, 2008 decreased $14.0 million, or 18%, from $77.8 million for the year ended December 31, 2007. This decrease was primarily due to increases in operating expenses of $39.2 million consisting of $15.7 million related to higher corporate, general and administrative support expenses resulting in increased headcount to support the expansion of our business (including international legal compliance) and $10.3 million related to 2008 legal and compliance review costs. The review associated with these legal and compliance costs is complete and future expenses will be related to efforts to resolve matters with the government. Also contributing to the increase in operating expenses was $7.9 million related to higher distribution and service costs primarily associated with the acquisitions of Linco and

Connor, $3.7 million higher selling and pre-order engineering expense associated with our historically high bidding activity and the increase in sales personnel and country managers, and $2.9 million related to higher minority interest expense as a result of increased activities with our joint ventures.

Integrated Engineered Solutions

	For the Year Ended December 31,		Change	Percentage Change
	2008	2007
	(in thousands, except percentages)
Revenue	$216,392	$220,131	$(3,739)	(2)%
Cost of goods sold and services	138,442	145,145	(6,703)	(5)%

Gross profit	$77,950	$74,986	$2,964	4%
Operating expenses	45,891	31,079	14,812	48%

Segment profit	$32,059	$43,907	$(11,848)	(27)%

Gross profit percentage	36%	34%	2%	6%
Segment profit percentage	15%	20%	(5)%	(25)%

Revenue. Revenue of $216.4 million for the year ended December 31, 2008 decreased $3.7 million, or 2%, from $220.1 million for the year ended December 31, 2007. This decrease was due to $16.7 million in lower revenue from our US built-to-order activity primarily due to significant bookings delays which occurred in the latter half of 2007 and extended into the first half of 2008 (resulting in lower revenue runoff), and lower revenue from our CO2 gas processing facilities in West Texas due to lower throughput caused by displaced compression. These decreases were partially offset by higher international built-to-order projects of $15.4 million primarily due to increased activity in Japan. Inter-segment revenue was $534,000 for the year ended December 31, 2008 compared to $582,000 for the year ended December 31, 2007.

Gross Profit. Gross profit of $78.0 million for the year ended December 31, 2008 increased $3.0 million, or 4%, from $75.0 million for the year ended December 31, 2007. This increase was primarily due to $5.9 million in higher contribution in the international built-to-order project business due to improved execution on our fixed price contracts and from higher relative contribution from membrane replenishment sales. These increases were partially offset by the lower contribution from our CO2 gas processing facilities in West Texas as discussed above.

Segment Profit. Segment profit of $32.1 million for the year ended December 31, 2008 decreased $11.8 million, or 27%, from $43.9 million for the year ended December 31, 2007. This decrease was primarily due to an increase in operating expenses of $14.8 million, of which $4.9 million was related to higher corporate, general and administrative support expenses resulting from increased headcount to support the expansion of our business (including international legal compliance), $4.3 million related to the 2008 legal and compliance review costs, $3.8 million related to higher selling and pre-order engineering expense associated with higher bidding activity, and approximately $1.8 million was related to higher minority interest expense resulting from the increased business activity in our joint venture in Japan.

Standard &Traditional

	For the Year Ended December 31,		Change	Percentage Change
	2008	2007
	(in thousands, except percentages)
Revenue	$353,766	$242,173	$111,593	46%
Cost of goods sold and services	261,718	180,150	81,568	45%

Gross profit	$92,048	$62,023	$30,025	48%
Operating expenses	64,302	44,373	19,929	45%

Segment profit	$27,746	$17,650	$10,096	57%

Gross profit percentage	26%	26%	0%	0%
Segment profit percentage	8%	7%	1%	14%

Revenue. Revenue of $353.8 million for the year ended December 31, 2008 increased $111.6 million, or 46%, from $242.2 million for the year ended December 31, 2007. This increase was primarily due to additional revenue of $63.4 million from acquisitions made in 2008, a $38.8 million increase due to the strong demand for our equipment and services across the US during the year, and an $11.0 million increase in sales of heavy oil equipment for the Canadian oil sands market due to strong bookings earlier in the year. The future of the Canadian oil sands opportunities has become more uncertain with the recent decline in global crude oil prices which may have an unfavorable impact on our existing backlog and the timing of future bookings as it pertains to this market. These increases were partially offset by $1.8 million in lower parts and service sales, primarily in Latin America due to slower bookings experienced in the first half of the year. Inter-segment revenue was $1.4 million for the year ended December 31, 2008 compared to $1.2 million for the year ended December 31, 2007.

Gross Profit. Gross profit of $92.0 million for the year ended December 31, 2008 increased $30.0 million, or 48%, from $62.0 million for the year ended December 31, 2007. This increase was primarily due to $16.5 million incremental margin contribution from our acquisitions made in 2008. The remaining increase in gross profit primarily resulted from $10.5 million of contribution related to the higher product sales and services in the US and $3.0 million in higher contribution from the increased sales of heavy oil equipment in the Canadian oil sands market.

Segment Profit. Segment profit of $27.7 million for the year ended December 31, 2008 increased $10.1 million, or 57%, from $17.6 million for the year ended December 31, 2007. This increase was primarily due to an increase in gross profit contribution of $30.0 million offset by an increase of $19.9 million in operating expenses, of which $9.3 million related to our acquisitions of Linco and Connor. The remaining increase in operating expenses was primarily due to $5.5 million higher corporate, general and administrative support expenses resulting from increased headcount to support the expansion of our business (including international legal compliance), and $4.6 million related to the 2008 legal and compliance review costs.

Automation & Controls

	For the Year Ended December 31,		Change	Percentage Change
	2008	2007
	(in thousands, except percentages)
Revenue	$93,541	$113,923	$(20,382)	(18)%
Cost of goods sold and services	74,791	87,393	(12,602)	(14)%

Gross profit	$18,750	$26,530	$(7,780)	(29)%
Operating expenses	14,789	10,313	4,476	(43)%

Segment profit	$3,961	$16,217	$(12,256)	(76)%

Gross profit percentage	20%	23%	(3)%	(13)%
Segment profit percentage	4%	14%	(10)%	(71)%

Revenue. Revenue of $93.5 million for the year ended December 31, 2008 decreased $20.4 million, or 18% from $113.9 million for the year ended December 31, 2007. This decrease was primarily due to a $17.6 million reduction in international field service activities related to the conclusion of field service work in Kazakhstan, where the Company has commenced winding down its operations, coupled with a $4.8 million decrease due to lower sales of control panels and other activities in the fabrication business. These decreases were partially offset by a $2.0 million increase in our other international field service activities, primarily in West Africa. Subsequent to the hurricane season and throughout the fourth quarter, demand has increased for our Gulf of Mexico service technicians. We expect our workforce to be at a normal baseline in the Gulf of Mexico by the middle of 2009. Inter-segment revenue was $4.4 million for year ended December 31, 2008 compared to $4.3 million for the year ended December 31, 2007.

Gross Profit. Gross profit of $18.8 million decreased $7.8 million, or 29%, for the year ended December 31, 2008 from $26.5 million for the year ended December 31, 2007. This decrease was primarily due a $4.1 million reduction in contribution from Kazakhstan, where the Company has commenced winding down its operations, as well as $3.0 million in lower contribution from our fabrication activities, combined with approximately $1.1 million of cost overruns on two large customized projects completed during the year. These decreases were partially offset by approximately $387,000 of contribution from the higher sales in our West African international field service activities.

Segment Profit. Segment profit of $3.9 million for the year ended December 31, 2008 decreased $12.3 million, or 76% from $16.2 million for the year ended December 31, 2007. This decrease was primarily due to the $7.8 million decrease in gross profit contribution as well as an increase of $4.5 million in operating expenses. The increase in operating expenses was primarily due to a $4.3 million increase in corporate, general and administrative support expenses, including $1.9 million related to domestic and foreign expansion costs, $1.4 million related to the 2008 legal and compliance review costs, $467,000 related to the closure of our Kazakhstan operations, and approximately $485,000 related to various other support expenses including long term compensation programs.

Other Consolidated Statement of Operations line items

Selling, General and Administrative Expense. Selling, general and administrative expense was $122.9 million for the year ended December 31, 2008, an increase of $37.3 million, or 44%, compared to $85.6 million for the year ended December 31, 2007. This increase was due to $18.8 million of higher selling, pre-order engineering, distribution, and other support activities related to increased business activity primarily in the Standard & Traditional segment. Of this $18.8 million increase, $6.8 million related to our 2008 acquisitions in the Standard & Traditional segment. Corporate, general and administrative costs also increased by approximately $18.5 million, including $2.2 million related to 2008 acquisitions in the Standard & Traditional segment. The remaining increase of $16.3 million was attributable to $6.0 million of higher compensation costs, which primarily related to noncash compensation expense for stock option and restricted stock grants, combined with increased headcount and the costs associated with employee retention programs. Additionally, the Company incurred $10.3 million for the 2008 legal and compliance review costs. Of this amount, $4.3 million was allocated to Integrated Engineered Solutions, $4.6 million to Standard & Traditional, and $1.4 million to Automation & Controls segments, respectively

Depreciation and Amortization Expense. Depreciation and amortization expense was $11.1 million and $6.1 million for the years ended December 31, 2008 and 2007, respectively. The $5.0 million increase was primarily due to amortization of intangible assets associated with our acquisitions of Connor in September 2008, Linco in January 2008, and ConSepT AS in December 2007 as well as the depreciation of operating equipment and office leasehold improvements made during 2007 and 2008.

Interest Expense. Interest expense was $741,000 for the year ended December 31, 2008 which included interest paid on borrowings under our credit facility during 2008 of $471,000 and amortization of deferred financing costs and commitment fees paid for the unused portion of the Company’s lines of credit of $270,000. Interest expense was $355,000 for the year ended December 31, 2007 which included the amortization of deferred financing costs and commitment fees paid for the unused portion of the Company’s lines of credit.

Interest Income. Interest income was $959,000 and $2.2 million for the years ended December 31, 2008 and 2007, respectively. The decrease of $1.2 million over the prior year period resulted from a decrease in invested cash as a result of the cash used for the Linco and Connor acquisitions, along with a reduction of investment yields due to lower short term interest rates.

Other, net. Other, net was income of $1.1 million for the year ended December 31, 2008, consisting primarily of $2.0 million in net unrealized foreign exchange transaction gains and $566,000 in net periodic benefit of postretirement benefit liability. This income was partially offset by net realized foreign exchange transaction losses of $1.6 million. Other, net was a net expense of approximately $2.0 million for the year ended December 31, 2007, consisting primarily of net realized and unrealized foreign exchange transaction losses.

Income Tax Provision. Income tax expense for the year ended December 31, 2008 was $18.9 million compared to $25.2 million for the year ended December 31, 2007. The decrease in tax expense was primarily attributable to a decrease in pre-tax income to $54.0 million, including minority interest, for the year ended December 31, 2008 from pre-tax income of $71.5 million, including minority interest, for the year ended December 31, 2007. The effective tax rate for the year ended December 31, 2008 was 35.0% compared to 35.3% for the year ended December 31, 2007.

Preferred Stock Dividends. We recorded preferred stock dividends totaling $248,000 and $1.3 million for the years ended December 31, 2008 and 2007, respectively. The decrease was due to the conversion of all the remaining Series B Redeemable Convertible Preferred Stock into common shares on March 25, 2008.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Consolidated Revenue, Gross Profit, and Segment Profit

	For the Year Ended December 31,		Change	Percentage Change
	2007	2006
	(in thousands, except percentages)
		As Adjusted (Note 3)
Revenue	$570,115	$519,041	$51,074	10%
Cost of goods sold and services	406,576	382,049	24,527	6%

Gross profit	$163,539	$136,992	$26,547	19%
Operating expenses(1)	85,765	71,845	13,920	19%

Segment profit(2)	$77,774	$65,147	12,627	19%

Gross profit percentage	29%	26%	3%	12%
Segment profit percentage	14%	13%	1%	8%

(1)	The Company allocates corporate and other expenses to each of the operating segments based on headcount, total assets, and revenue.
(2)	Segment profit is a non-GAAP financial measure that is reconciled to net income (see Note 19 in the consolidated financial statements). The Company believes that segment profit is one of the primary drivers of results and provides a more meaningful presentation for measuring liquidity and performance of the Company.

Revenue. Revenue of $570.1 million for the year ended December 31, 2007 increased $51.1 million, or 10%, from $519.0 million for the year ended December 31, 2006. This increase was primarily due to $23.3 million related to increased international field service activities in the Automation & Controls segment, $14.0 million associated with stronger demand for built-to-order projects in the Integrated Engineered Solutions segment, and $7.8 million primarily related to higher demand for our US equipment and services in the Standard & Traditional segment.

Gross Profit. Gross profit of $163.5 million for the year ended December 31, 2007 increased $26.5 million, or 19%, from $137.0 million for the year ended December 31, 2006. Of this increase, $15.8 million was due to improved execution in our built-to-order projects and the favorable mix of higher margin sales within the Integrated Engineered Solutions segment, $6.1 million was due to higher sales volumes in the Automation & Controls segment, and $4.7 million due to higher revenue and improved pricing in the domestic Standard and Traditional product lines.

Segment Profit. Segment profit of $77.8 million for the year ended December 31, 2007 increased $12.7 million, or 19%, from $65.1 million for the year ended December 31, 2006. This increase was primarily due to higher gross profit of $26.5 million partially offset by higher operating expenses of $13.9 million. The increase in operating expenses was primarily due to a $7.7 million increase in corporate, general and administrative support expenses, $4.0 million in higher distribution and services, and $2.3 million in higher selling and pre-order engineering expense associated with higher bidding activity.

Integrated Engineered Solutions

	For the Year Ended December 31,		Change	Percentage Change
	2007	2006
	(in thousands, except percentages)
		As Adjusted (Note 3)
Revenue	$220,131	$206,133	$13,998	7%
Cost of goods sold and services	145,145	146,922	(1,777)	(1)%

Gross profit	$74,986	$59,211	$15,775	27%
Operating expenses	31,079	25,665	5,414	21%

Segment profit	$43,907	$33,546	$10,361	31%

Gross profit percentage	34%	29%	5%	17%
Segment profit percentage	20%	16%	4%	25%

Revenue. Revenue of $220.1 million for the year ended December 31, 2007 increased $14.0 million, or 7%, from $206.1 million for the year ended December 31, 2006. This increase was primarily attributed to $9.5 million of higher built-to-order project sales principally associated with our CO2 membrane and hydrogen sulfide gas removal technologies and increased throughput from our gas processing facilities in West Texas. Inter-segment revenue was $582,000 for the year ended December 31, 2007 compared to $62,000 for the year ended December 31, 2006.

Gross Profit. Gross profit of $75.0 million for the year ended December 31, 2007 increased $15.8 million, or 27%, from $59.2 million for the year ended December 31, 2006. This increase was primarily due to $12.5 million higher contribution in our built-to-order project activity resulting from improved project execution, as well as increased contribution related to our gas processing facilities in West Texas.

Segment Profit. Segment profit of $43.9 for the year ended December 31, 2007 increased $10.4 million, or 31%, from $33.5 million for the year ended December 31, 2006. This increase was primarily due to higher gross profit of $15.8 million partially offset by higher operating expenses of $5.4 million. This increase in operating expenses consisted of higher selling, pre-order engineering, corporate, and general and administrative costs primarily to support higher US and UK built-to-order project activity.

Standard &Traditional

	For the Year Ended December 31,		Change	Percentage Change
	2007	2006
	(in thousands, except percentages)
Revenue	$242,173	$234,392	$7,781	3%
Cost of goods sold and services	180,150	177,031	3,119	2%

Gross profit	$62,023	$57,361	$4,662	8%
Operating expenses	44,373	37,651	6,722	18%

Segment profit	$17,650	$19,710	$(2,060)	(10)%

Gross profit percentage	26%	24%	1%	4%
Segment profit percentage	7%	8%	(1)%	(13)%

Revenue. Revenue of $242.2 million for the year ended December 31, 2007 increased $7.8 million, or 3%, from $234.4 million for the year ended December 31, 2006. This increase was primarily due to $22.0 million in higher demand for our US equipment and services resulting from an increase in drilling and well completion activity predominantly in the Rocky Mountain region. This increase was partially offset by $5.6 million in lower revenue from our Canadian business unit due to a decrease in conventional gas activity, and $7.9 million in lower revenue from our Mexico business unit due to lower bookings of our standard separators and equipment resulting from production declines in the region during 2007 compared to 2006. Inter-segment revenue was $1.2 million for the year ended December 31, 2007 compared to $7.6 million for the year ended December 31, 2006.

Gross Profit. Gross profit of $62.0 million for the year ended December 31, 2007 increased $4.7 million, or 8% from $57.4 million for the year ended December 31, 2006 primarily due to the higher revenue and improved pricing in the domestic Standard and Traditional product lines.

Segment Profit. Segment profit of $17.6 million for the year ended December 31, 2007 decreased $2.1 million, or 10%, from $19.7 million for the year ended December 31, 2006. This decrease was primarily related to a $6.7 million increase in operating expenses that exceeds the $4.7 million increase in gross profit. The increase in operating expenses primarily consisted of $4.3 million related to the US branch organization, $1.4 million related to corporate and other expenses primarily for international and domestic expansion and approximately $900,000 related to the Canadian branch.

Automation & Controls

	For the Year Ended December 31,		Change	Percentage Change
	2007	2006
	(in thousands, except percentages)
Revenue	$113,923	$90,621	$23,302	26%
Cost of goods sold and services	87,393	70,201	17,192	24%

Gross profit	$26,530	$20,420	$6,110	30%
Operating expenses	10,313	8,529	1,784	21%

Segment profit	$16,217	$11,891	$4,326	36%

Gross profit percentage	23%	23%	0%	0%
Segment profit percentage	14%	13%	1%	8%

Revenue. Revenue of $113.9 million for the year ended December 31, 2007 increased $23.3 million or 26%, from $90.6 million for the year ended December 31, 2006. This increase was primarily due to increased international field service activity of $34.1 million of which our Kazakhstan operations provided $32.0 million, partially offset by a reduction in field service activity in the Gulf of Mexico and in packaged automation product sales of approximately $10.8 million. Inter-segment revenue was $4.4 million for the year ended December 31, 2007 compared to $4.5 million for the year ended December 31, 2006.

Gross Profit. Gross profit of $26.5 million for the year ended December 31, 2007 increased $6.1 million, or 30%, from $20.4 million for the year ended December 31, 2006 due to the higher level of international field services. The gross profit percentage did not change year over year. The increase in gross profit was attributed to higher sales volume in our international field service work.

Segment Profit. Segment profit of $16.2 million for the year ended December 31, 2007 increased $4.3 million, or 36%, from $11.9 million for the year ended December 31, 2006. This increase was primarily due to higher gross profit contribution of $6.1 million offset by slightly higher operating expenses of $1.8 million for corporate, general and administrative support expenses primarily related to international and domestic expansion.

Other Consolidated Statement of Operations line items

Selling, General and Administrative Expense. Selling, general and administrative expense of $85.6 million for the year ended December 31, 2007 increased $14.1 million, or 20%, compared to $71.5 million for the year ended December 31, 2006. This increase consisted primarily of $9.2 million of higher selling, pre-order engineering services and other support activities related to the increased business volume. Additionally, there were increases in corporate, general and administration of approximately $4.7 million mainly attributed to higher compensation costs associated with increased headcount, employee retention programs and share-based incentive compensation, all of which resulted from the increased business activity in 2007.

Depreciation and Amortization Expense. Depreciation and amortization expense of $6.1 million for the year ended December 31, 2007 increased $646,000, or 12%, compared to $5.5 million for the year ended December 31, 2006. The increase was primarily attributable to depreciation of operating equipment and building improvements made in 2007.

Interest expense. Interest expense of $355,000 for the year ended December 31, 2007 related to the amortization of deferred financing costs and commitment fees paid for the unused portion of the Company’s lines of credit. This amount decreased by $1.8 million, or 83%, compared to $2.1 million for the year ended December 31, 2006 due primarily to the Company paying down debt during 2006 and having no debt throughout 2007.

Interest income. Interest income of $2.2 million for the year ended December 31, 2007 increased by $1.7 million from $532,000 for the year ended December 31, 2006 due primarily to an increase in invested cash throughout the year as a result of higher earnings and cash flow.

Other, net. Other, net was an expense of approximately $2.0 million for the year ended December 31, 2007, primarily consisting of net realized and unrealized foreign exchange transaction losses. Other, net for the year ended December 31, 2006 was a net expense of $977,000. This included a charge of $2.5 million for closure, severance other expense, $734,000 of net realized and unrealized foreign exchange transaction losses and a $160,000 write-off of part of the unamortized deferred financing costs associated with the termination of our prior term loan and revolving credit facilities in 2006. This was partially offset by approximately $2.5 million gain related to the sale of a partial interest in our Japan joint venture.

Income Tax Provision. Income tax expense for the year ended December 31, 2007 was $25.2 million compared to $19.4 million for the year ended December 31, 2006. The increase in tax expense was primarily attributable to an increase in pre-tax income to $71.5 million, including minority interest, for the year ended

December 31, 2007 from pre-tax income of $57.1 million, including minority interest, for the year ended December 31, 2006. The increase in the effective tax rate from 33.94% for the year ended December 31, 2006 to 35.25% for the year ended December 31, 2007 was primarily attributable to a valuation allowance reversal that was recorded in 2006.

Preferred Stock Dividends. We recorded preferred stock dividends totaling $1.3 million and $1.5 million for each of the years ended December 31, 2007 and 2006 related to our Series B Preferred Shares. The decrease relates to a reduction in the dividend requirement due to certain preferred shareholders converting a portion of their Series B Preferred Shares to common stock during 2007.

Bookings and Backlog

The Company’s bookings for the years ended December 31, 2008, 2007 and 2006 were:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Bookings:
Integrated Engineered Solutions	$315,926	$175,281	$242,048
Standard & Traditional Equipment	365,629	247,942	231,120
Automation & Controls	85,440	110,231	82,134

Total bookings	$766,995	$533,454	$555,302

The increase in bookings for Integrated Engineered Solutions for the year ended December 31, 2008 compared to the year ended December 31, 2007 was driven by partial awards of a large project in the CO2 membrane business, significant global awards in oil treatment, both dehydration in the upstream market and desalting in the downstream refining market, and increased bookings in Japan. The Standard & Traditional segment recorded increased bookings for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to a resurgence of activity in the Canadian oil market, successful efforts in various domestic oil shale areas, and higher activity in the Rocky Mountain gas zone and West Texas oil market. Bookings were also favorable as a result of our Linco and Connor businesses acquired in 2008. The decrease in bookings for our Automation & Controls segment for the year ended December 31, 2008 compared to the year ended December 31, 2007 was a reflection of decreased field service activities in Kazakhstan, where the Company has commenced winding down its operations, and lower activities in the Gulf of Mexico field service and manufacturing business.

The decrease in bookings for Integrated Engineered Solutions for the year ended December 31, 2007 compared to the year ended December 31, 2006 was due to the delay of large project awards anticipated in late 2007 that were awarded in early and mid 2008. The Standard & Traditional segment increase in bookings for the year ended December 31, 2007 compared to the year ended December 31, 2006 was due to the increase in drilling and well completion activity levels in 2007. The increase in bookings for our Automation & Controls segment for the year ended December 31, 2007 compared to the year ended December 31, 2006 was a reflection of our expansion in international field service activities, primarily in Kazakhstan.

The Company’s backlog as of December 31, 2008 and 2007 was:

	As of December 31,		Change	Percentage Change
	2008	2007
	(unaudited)
	(in thousands, except percentage change)
Backlog:
Integrated Engineered Solutions	$196,232	$96,163	$100,069	104%
Standard & Traditional	80,259	67,009	13,250	20%
Automation & Controls	3,723	7,451	(3,728)	(50)%

Total backlog	$280,214	$170,623	$109,591	64%

Inflation and Changes in Prices

Inflation

According to the US Financial Trend Forecaster®, which is based on a consumer price index, US inflation was approximately 0.09%, 4.3% and 2.5% for each of the years ended December 31, 2008, 2007 and 2006, respectively. The effects of the US inflation did not have a significant impact on our consolidated results of operations or financial condition during the past three years.

Changes in Prices

The costs of materials for our products rise and fall with their value in the commodity markets. Our costs of goods sold are primarily affected by, among other things, labor, energy, steel and other commodity prices, tariffs and duties on imported materials and foreign currency exchange rates.

We observed the following average price changes (per metric ton or 2,240 pounds) for the listed commodities in the past three years:

	For the Year Ended December 31,
	2008	2007	2006
Carbon steel	$1,152	$790	$783
Other raw materials	$961	$731	$628

Carbon steel prices increased by 46% in 2008 and 1% in 2007 and 2006. In addition, prices for other raw materials that we used to produce skids and platforms increased by 31%, 16% and 15% in 2008, 2007 and 2006, respectively. Our engineering and labor hourly rates, associated with both employees and subcontractors, also increased on an average as follows:

	For the Year Ended December 31,
	2008	2007	2006
	(% Change)
Engineering	1%	15%	37%
Manufacturing	5%	5%	36%

Across the transportation modes, average prices of freight from 2007 to 2008 have changed as follows: increases of 10% for tanker and other specialized freight, 6% for consolidated shipments, 7% for truckload, 21% for domestic air courier, 21% for inland water freight and 22% for deep-sea freight.

Generally, increases in raw materials, labor costs and transportation costs are passed through to our customers as part of our bids. For certain fixed price contracts, we may not be able to pass through cost increases, which will impact our gross margin on jobs affected.

Liquidity and Capital Resources

Cash and cash equivalents

Working Capital

Working capital, excluding cash and cash equivalents, increased to $68.1 million at December 31, 2008 from $46.7 million at December 31, 2007. The $21.3 million increase in working capital was primarily attributable to the relative increase in business activities over the prior year, including a working capital increase of $15.6 million related to the Linco and Connor acquisitions. The increase in working capital consisted of increases in trade accounts receivable of $52.6 million and inventory of $11.7, a decrease in accrued expenses of $9.1 million, and the combination of various net asset increases of $2.4 million. These increases were offset by increases in billings on uncompleted contracts in excess of costs and estimated earnings of $20.3 million and accounts payable of $19.9 million as well as a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $14.3 million.

Of the $52.6 million change in accounts receivable, approximately $34.6 million resulted from the increased billings in excess of costs and estimated earnings on several large built-to-order projects at the end of the year, $10.1 million was related to the Linco and Connor acquisitions, approximately $4.6 was due to the higher revenue generated in the year as compared to the previous year and $3.2 million resulted from approximately 2 days increase in the average collection period for billed receivables during the year. The $11.7 million increase in inventory is primarily related to $8.1 million resulting from our 2008 acquisitions and a $3.6 increase in stores, parts and work-in-process inventory in our North American operations, net of valuation reserves. The decrease in accrued liabilities of $9.1 million is primarily attributable to a decrease in project cost accruals for jobs in progress at December 31, 2008. The $20.3 million increase in billings on uncompleted contracts in excess of costs and estimated earnings is a result of several projects in the early stages during 2008 that require advance payments from customers that are part of the contractual terms of the contract. The increase of $19.9 million in accounts payable is principally the result of an overall increase in business activity, of which $5.0 million was related to Linco and Connor acquisitions. The $14.3 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts is mainly due to the completion of several large engineered equipment projects during 2007 and early 2008.

Cash Flow

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
			(As Adjusted, Note 3)
Net cash provided by (used in):
Operating activities	$40,579	$49,629	$52,055
Investing activities	(93,911)	(30,444)	(3,928)
Financing activities	12,005	7,599	(22,831)
Effect of exchange rate changes on cash and cash equivalents	(4,552)	1,555	744

Net (decrease) increase in cash	$(45,879)	$28,339	$26,040

Net cash provided by operating activities decreased $9.0 million during 2008 compared to 2007. The decrease in net cash provided by operating activities was primarily the result of the lower net income of $11.2 million and the changes in working capital items, excluding cash and cash equivalents, in 2008 as compared to 2007 resulting in a net change in cash used for working capital of $10.9 million, net of foreign exchange translation. These decreases were partially offset by $13.1 million increase in other items, primarily consisting of a $4.0 million increase in deferred tax expense, $3.7 million of higher share-based compensation expense, $4.9 million of higher depreciation expense and a $500,000 increase in other items. Net cash provided by operating activities decreased $2.4 million during 2007 as compared to 2006. The decrease in net cash provided by operating activities was primarily the result of the changes in working capital items, excluding cash and cash equivalents, in 2007 as compared to 2006, resulting in a net change in cash used for working capital of $10.8 million, net of foreign exchange translation. The main reason for the change in use of working capital in 2007 was an increase in costs in excess of billings on uncompleted contracts associated with the progression of several large projects to a near completion stage. Conversely, customer advance payments, generally received in a project’s early stages, were a substantial source of cash in 2006. Offsetting the change in the use of cash for working capital was an increase in net income of $8.6 million in 2007 from 2006. The remaining $200,000 of changes in cash provided by operating activities in 2007 as compared to 2006 was the result of several individually immaterial offsetting items.

Management believes that substantially all of the remaining unbilled costs in excess of billings will be billed in subsequent periods and is collectible. Of the $31.2 million in unbilled costs in excess of billings at December 31, 2008, $6.3 million was subsequently billed in January 2009.

Net cash used in investing activities for the years ended December 31, 2008, 2007 and 2006 was $93.9 million, $30.4 million and $3.9 million, respectively. The primary uses of funds during 2008 were related to the net cash payments of $62.4 million associated with our acquisitions during 2008 and $31.6 million of capital expenditures, of which $22.7 million was used for growth initiatives and productivity improvements and $8.9 million was used for maintenance capital expenditures that replaced or enhanced the useful lives of our fixed assets. The primary use of funds for the year ended December 31, 2007 consisted of (1) capital expenditures of $15.3 million, of which $9.6 million represented expenditures to improve productivity and expand our facilities and $5.7 million represented maintenance capital expenditures, and (2) net cash payment of $15.1 million associated with our acquisition of ConSepT AS, a Norwegian company now known as NATCO Norway AS. The primary use of funds for the year ended December 31, 2006 was for maintenance capital expenditures of $6.6 million offset by $3.0 million in proceeds from the sale of a partial interest in our Japanese subsidiary during the quarter ended September 30, 2006.

Net cash provided by (used in) financing activities for the years ended December 31, 2008, 2007 and 2006 was $12.0 million, $7.6 million and $(22.8) million, respectively. The primary source of cash during 2008 was $13.0 million in borrowings from our revolving credit facilities and export sales credit facility, $2.8 million in change in banks overdrafts, and $1.5 million of proceeds from stock issuances related to stock option exercises. This was partially offset by treasury shares acquired of $5.7 million, of which $4.6 million related to repurchases of shares under our share repurchase program and $1.1 million related to tax payments on shares surrendered upon lapse of restrictions on restricted stock. The primary source of cash during 2007 was associated with $3.3 million of proceeds from stock issuances related to stock option exercises, $3.9 million of excess tax benefit of share-based compensation and $2.0 million in change in bank overdrafts. The primary use of cash was for the payment of $1.3 million in dividends to our remaining preferred stockholders, after a partial conversion of the Series B Preferred Shares. The primary use of cash during 2006 was for the payment of $1.5 million in preferred stockholder dividends and the repayment of debt under our prior revolving lines of credit and term debt of $27.4 million, offset by $4.2 million excess tax benefit of share-based compensation and $3.5 million in proceeds from the issuance of stock options

Our net total (decrease) increase in cash flow from operating, investing and financing activities was $(45.9) million, $28.3 million and $26.0 million in the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, we had $17.7 million in cash on hand and $110.5 million in total borrowing availability. Under the terms of our amended revolving credit facilities, we have the right to increase borrowing capacity for the US portion of the facility by an additional $22.4 million. In addition to our normal operating cash requirements, our anticipated principal future cash requirements will be to fund capital expenditures, employee benefit obligations and any strategic acquisitions, if feasible, of other companies, assets and product lines that complement our existing businesses.

We believe our cash from operations and borrowing capacity as described above are adequate for our current and long-term financing and working capital needs. We cannot assure we will be able to successfully identify suitable acquisition opportunities, complete any particular acquisition or be able to finance a transaction.

As of January 31, 2009, our available liquidity, including cash on hand and borrowing availability under the revolving facilities, was approximately $123.7 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2008.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2008.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$36,772	$6,277	$9,648	$7,117	$13,730
Long-term debt obligations	13,731	330	13,401	—	—
Purchase obligations(1)	88,354	68,987	19,367	—	—
Postretirement benefit obligations(2)	3,823	449	813	693	1,868
Other long-term liabilities(3)	920	—	920	—	—

Total	$143,600	$76,043	$44,149	$7,810	$15,598

(1)	Represents open material/equipment and services purchase orders placed in 2008, with delivery and billing scheduled in 2009 and beyond.
(2)	Represents our total US and Canada postretirement benefit obligation as of December 31, 2008. Changes in actuarial assumptions or medical trend rates in subsequent years and the effect of applying SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” could cause our actuarially determined liability under this postretirement benefit plan to fluctuate. The short-term and long-term portion of our US postretirement benefit obligation is recorded in “Accrued expenses” and “Postretirement benefits and other long-term liabilities” accounts, respectively.
(3)	Represents our long-term unrecognized tax benefits associated with FIN 48, “Accounting for Uncertainty in Income Taxes,” included in the consolidated balance sheet liability account “Postretirement benefits and other long-term liabilities.”

Capital Resources

Below is a discussion of the Company’s existing credit facilities:

Revolving Credit Facility. In July 2006, the Company terminated its prior term loan and revolving credit facility and entered into a new revolving credit facility agreement with a maturity of June 30, 2011 and a total borrowing capacity of $85.0 million. On December 23, 2008, the Company and certain of its subsidiaries entered into an amendment of this facility resulting in increased borrowing capacity of $52.7 million to a total of $137.7 million. Additionally, the Company has the ability to issue letters of credit, guarantees, and bonds up to $100.0 million. The Company paid an amendment fee of $426,000, which includes an upfront fee of 0.50% plus an arrangement fee to the agent. As amended, the Company pays commitment fees on the undrawn portion of this facility, ranging from .40% to .60%, based upon the ratio of Funded Debt to EBITDA which was calculated at .40% at December 31, 2008. The interest on borrowings under the facility ranges from the London Interbank Offered Rate (LIBOR) or the lender’s prime rate plus 2.50% to 3.50%, depending on the Debt to EBITDA ratio.

Availability under our credit facility is reduced by the amount of borrowing and outstanding letters of credit. During the year, the Company drew down $27.8 million and repaid $19.8 million of its outstanding borrowings under this facility. As of December 31, 2008, there were $8.0 million in borrowings and $23.4 million letters of credit outstanding under this facility. Total available borrowing capacity at December 31, 2008 was $106.3 million. Fees related to these letters of credit were approximately 2.50% of the outstanding balance at December 31, 2008.

Export Sales Facility. In June 2007, the Company entered into an export sales credit facility with a total borrowing capacity of $10.0 million. The facility, which will expire on June 15, 2010, is partially guaranteed by the US Export-Import Bank and is subject to certain borrowing base limitations. Interest on borrowings under the facility is either (1) the lender’s prime rate less 0.50% or (2) LIBOR plus 1.35%, at the Company’s election. The Company pays an annual fee of $75,000 for this facility. During the year, the Company drew down $21.9 million and repaid $16.9 million under this facility. As of December 31, 2008, the Company had $5.0 million in borrowings and $771,000 in letters of credit outstanding under this facility. Total available borrowing capacity at December 31, 2008 was $4.2 million. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at December 31, 2008.

Our letters of credit, which support various contract performance and warranties, expire at various dates through April 1, 2014. At December 31, 2008, the Company had unsecured letters of credit and bonds totaling approximately $2.4 million related to its international subsidiaries.

We were in compliance with all restrictive debt covenants under our outstanding credit facilities as of December 31, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which became effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures of fair value instruments. The Company adopted SFAS No. 157 on January 1, 2008, and there was no material impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure eligible items at fair value at specified election dates. If it elects to adopt the standard, a business entity shall report unrealized gains and losses on items for which the fair value has been elected in earnings at each subsequent reporting date. The Company adopted SFAS No. 159 on January 1, 2008 and elected not to measure eligible items at fair value as defined in this pronouncement.

In December 2007, the FASB issued SFAS No. 141(Revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations,” effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. SFAS No. 141(R) changed the method of applying the acquisition method of accounting in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). The Company adopted SFAS No. 141(R) on January 1, 2009; however, this pronouncement is applied prospectively to business combinations for acquisitions that occur after the guidance becomes effective. The impact to the Company will depend on the nature, terms, and size of business combinations completed after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The Company adopted SFAS No. 160 on January 1, 2009. Beginning with our 2009 interim reporting periods, we will present noncontrolling interest (minority interest) as a separate component of shareholders’ equity as well as comply with all other reporting and disclosure requirements for current and comparative periods.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease classification or Measurement under Statement 13” (“FSP No. 157-1”). FSP No. 157-1 amends SFAS No. 157 to exclude FASB Statement No. 13 (“SFAS No. 13”), “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141(R) regardless of whether those assets and liabilities are related to leases. FSP No. 157-1 is effective upon the initial adoption of SFAS No. 157. The Company adopted SFAS No. 157 on January 1, 2008, and there was no impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). This FSP defers the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within its scope. FSP No. 157-2 is effective upon issuance date of February 12, 2008. The Company adopted FSP No. 157-2 on February 12, 2008, and there was no impact on the Company’s consolidated results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161”). This Statement amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted SFAS No. 161 on January 1, 2009. As this pronouncement provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”), which shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. This FSP amends paragraph 11(d) of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), so that an entity will use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142, even when there is likely to be substantial cost or material modifications. The FSP intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. The Company adopted FSP No. FAS 142-3 on January 1, 2009 and does not expect the adoption to have a material impact on the Company’s consolidated results of operations, financial position or cash flows; however, it could impact future transactions entered into by the Company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This pronouncement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of business entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to result in a change in current practice and the Company will adopt SFAS No. 162 on its effective date.

In November 2008, the FASB ratified the consensus reached in EITF 08-06, “Equity Method Investment Accounting Considerations” (“EITF 08-06”). EITF 08-06 was issued to address questions regarding the application of the equity method subsequent to the issuance of FAS 141(R). EITF 08-06 concluded that equity method investments should continue to be recognized using a cost accumulation model, thus continuing to include transaction costs in the carrying amount of the equity method investment. In addition, EITF 08-06 clarifies that an impairment assessment should be applied to the equity method investment as a whole, rather than to the individual assets underlying the investment. EITF 08-06 is effective for fiscal years beginning on or after December 15, 2008. The Company is in the process of evaluating the impact of EITF 08-06, if any, on the Company’s consolidated results of operations, financial position and cash flows and will adopt it on its effective date, January 1, 2009.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP No. FAS 140-4” and “FIN 46R-8”). This pronouncement increases disclosure requirements for public companies and is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier application encouraged. The FSP amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The Company is in the process of evaluating the impact of FSP No. 140-4 and FIN 46R-8, if any, on the Company’s consolidated results of operations, financial position and cash flows and will adopt it on its effective date, January 1, 2009.

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

Interest rate

Our financial instruments are subject to changes in interest rates, including our revolving credit facilities, export sales credit facility and short-term investments. We invest our excess cash in short-term highly liquid investments and our investment objective is to preserve principal and maintain liquidity. As of December 31, 2008, we had $13.0 million outstanding under our credit facilities. Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material.

Item 8. Financial	Statements and Supplementary Data

Our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006, as applicable, along with the reports of our management and our Independent Registered Public Accounting Firm, are set forth below.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by KPMG LLP, our independent registered public accounting firm. Their audit opinion on our assessment of internal control over financial reporting appears on page 47 of this report.

John U. Clarke

Chairman and Chief Executive Officer

March 2, 2009

Bradley P. Farnsworth

Senior Vice President and Chief Financial Officer

March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NATCO Group Inc.:

We have audited the accompanying consolidated balance sheets of NATCO Group Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II—Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NATCO Group Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 3 and 9 to the consolidated financial statements, the Company changed its accounting for planned major maintenance activities in 2007 and income tax uncertainties in 2007, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Houston, Texas

February 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NATCO Group Inc.:

We have audited NATCO Group Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting on page 45. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NATCO Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NATCO Group Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston, Texas

February 26, 2009

NATCO GROUP INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$17,698	$63,577
Trade accounts receivable, less allowance for doubtful accounts of $2,090 and $1,435 as of December 31, 2008 and December 31, 2007, respectively	146,127	93,479
Costs and estimated earnings in excess of billings on uncompleted contracts	31,237	45,575
Inventories, net	58,163	46,456
Deferred income tax assets, net	8,077	6,927
Prepaid expenses and other current assets	9,724	5,266

Total current assets	271,026	261,280
Property, plant and equipment, net	77,016	46,651
Goodwill, net	127,389	99,469
Deferred income tax assets, net	708	3,373
Intangible and other assets, net	32,027	12,940

Total assets	$508,166	$423,713

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and other	$76,253	$56,344
Accrued expenses	52,202	61,298
Billings on uncompleted contracts in excess of costs and estimated earnings	51,131	30,860
Income taxes payable	5,675	2,478

Total current liabilities	185,261	150,980
Long-term deferred tax liabilities	12,250	3,418
Long-term debt	13,000	—
Postretirement benefits and other long-term liabilities	9,689	9,192

Total liabilities	220,200	163,590
Commitments and contingencies (See Note 13, Contingencies)
Minority interest	1,528	1,226
Series B redeemable convertible preferred stock, $.01 par value; 15,000 shares authorized, zero and 9,915 shares issued and outstanding (net of issuance costs) as of December 31, 2008 and December 31, 2007, respectively	—	9,401
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares (of which 500,000 are designated as Series A and 15,000 are designated as Series B); no shares issued and outstanding (except Series B Preferred shares above)	—	—
Series A preferred stock, $.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 20,242,414 and 18,646,778 shares issued as of December 31, 2008 and December 31, 2007, respectively	203	186
Additional paid-in-capital	159,193	140,527
Retained earnings	136,588	101,739
Treasury stock, 321,274 and 1,168 shares as of December 31, 2008 and December 31, 2007, respectively	(4,623)	(59)
Accumulated other comprehensive (loss) income	(4,923)	7,103

Total stockholders’ equity	286,438	249,496

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$508,166	$423,713

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2008	2007	2006
			As Adjusted (Note 3)
Revenue:
Products	$551,555	$445,828	$426,826
Services	105,849	124,287	92,215

Total revenue	$657,404	$570,115	$519,041
Cost of goods sold and services:
Products	$413,568	$337,966	$336,395
Services	55,088	68,610	45,654

Total cost of goods sold and services	$468,656	$406,576	$382,049

Gross profit	$188,748	$163,539	$136,992
Selling, general and administrative expense	122,944	85,587	71,508
Depreciation and amortization expense	11,080	6,140	5,494
Interest expense	741	355	2,135
Interest income	(959)	(2,219)	(532)
Income from unconsolidated investment	(211)	(117)	—
Other, net	(1,110)	1,954	977

Income before income taxes and minority interest	$56,263	$71,839	$57,410
Income tax provision	18,917	25,219	19,361
Minority interest	2,249	295	337

Net income	$35,097	$46,325	$37,712
Preferred stock dividends	248	1,267	1,500

Net income available to common stockholders	$34,849	$45,058	$36,212

Earnings per share:
—Basic	$1.79	$2.55	$2.14

—Diluted	$1.76	$2.36	$1.96

Weighted average number of shares outstanding:
—Basic	19,463	17,653	16,904
—Diluted	19,985	19,622	19,255

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Earnings As Adjusted (Note 3)	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity As Adjusted (Note 3)
Balances at December 31, 2005	16,914,052	$169	$101,671	$20,469	(2,550)	$(22)	$436	$122,723
Restricted stock issuance, net of forfeitures and cancellations	44,917	1	(1)	—	(35,164)	(750)	—	(997)
Stock options exercised	398,588	4	2,745	—	37,714	1,019	—	3,768
Tax effect associated with share-based compensation	—	—	4,458	—	—	(247)	—	4,458
Preferred stock dividends paid	—	—	—	(1,500)	—	—	—	(1,500)
Share-based compensation	—	—	4,467	—		—	—	4,467
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	—	—	1,475	1,475
Net income	—	—	—	37,712	—	—	—	37,712
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	839	839

Total comprehensive income								38,551

Balances at December 31, 2006	17,357,557	$174	$113,340	$56,681	—	$—	$2,750	$172,945
Restricted stock issuance, net of forfeitures and cancellations	111,380	1	(1)	—	(6,926)	$(350)	—	(350)
NATCO Norway AS acquisition	197,064	2	10,301					10,303
Common stock issuance on Series B Preferred Shares conversion	651,502	6	4,810	—		—	—	4,816
Stock options exercised	329,275	3	3,328	—	5,758	291	—	3,622
Tax benefit associated with share-based compensation	—	—	4,237	—	—	—	—	4,237
Preferred stock dividends paid	—	—	—	(1,267)	—	—	—	(1,267)
Share-based compensation	—	—	4,512	—	—	—	—	4,512
Net income	—	—	—	46,325	—	—	—	46,325
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	3,534	3,534
Other comprehensive income, net of tax	—	—		—	—	—	819	819

Total comprehensive income								50,678

Balances at December 31, 2007	18,646,778	$186	$140,527	$101,739	(1,168)	$(59)	$7,103	$249,496
Restricted stock issuance, net of forfeitures and cancellations	263,127	3	120	—	(2,892)	(123)	—	—
Treasury shares acquired	—	—	—	—	(319,774)	(4,556)	—	(4,556)
Common stock issuance on Series B Preferred Shares conversion	1,265,478	13	9,123	—	4,860	265	—	9,401
Stock options exercised	67,031	1	560	—	18,839	948	—	1,509
Tax effect associated with share-based compensation	—	—	619	—	(21,139)	(1,098)	—	(479)
Preferred stock dividends paid	—	—	—	(248)	—	—	—	(248)
Share-based compensation	—	—	8,244	—	—	—	—	8,244
Net income	—	—	—	35,097	—	—	—	35,097
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(12,196)	(12,196)
Other comprehensive income, net of tax	—	—	—	—	—	—	170	170

Total comprehensive income								23,071

Balances at December 31, 2008	20,242,414	$203	$159,193	$136,588	(321,274)	$(4,623)	$(4,923)	$286,438

See accompanying notes to consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2008	2007	2006
			As Adjusted (Note 3)
Cash flows from operating activities:
Net income	$35,097	$46,325	$37,712
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	52	(3,847)	(755)
Depreciation and amortization expense	11,080	6,140	5,494
Non-cash interest expense	148	120	225
Write-off of unamortized loan costs	—	—	160
Net periodic cost on postretirement benefit liability	(566)	2	—
Net payments on postretirement benefit liability	(614)	(657)	(702)
Loss on the sale of property, plant and equipment	3	93	238
Excess tax benefit of share-based compensation	30	317	219
Share-based compensation expense	8,244	4,512	4,467
Minority interest expense	2,249	295	337
Income from unconsolidated investment	(211)	(117)	—
Gain on sale of investment	—	—	(2,464)
Change in assets and liabilities:
Increase in trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(35,305)	(20,099)	(543)
Increase in inventories	(6,415)	(2,768)	(4,977)
(Increase) decrease in prepaid expenses and other current assets	(6,013)	1,116	(1,621)
Increase in long-term assets	(1,220)	(588)	(83)
Increase in long-term liabilities	1,777	1,595	938
Increase in trade accounts payable and other and billings on uncompleted contracts in excess of costs and estimated earnings	36,421	14,741	4,962
(Decrease) increase in accrued expenses	(7,344)	4,050	8,069
Increase (decrease) in other income taxes	3,166	(1,601)	379

Net cash provided by operating activities	40,579	49,629	52,055

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(31,608)	(15,343)	(6,576)
Proceeds from sales of property, plant and equipment	69	32	60
Proceeds from sale of investment	—	—	3,000
Acquisitions, net of cash acquired	(62,372)	(15,133)	(412)

Net cash used in investing activities	(93,911)	(30,444)	(3,928)

Cash flows from financing activities:
Long term borrowings, net	13,000	—	—
Change in bank overdrafts	2,809	1,923	(946)
Repayments of long-term debt	—	—	(27,393)
Proceeds from stock issuances related to stock options, net	1,509	3,336	3,519
Excess tax benefit of share-based compensation	589	3,920	4,239
Dividends paid	(248)	(1,267)	(1,500)
Treasury shares acquired	(5,654)	(313)	(750)

Net cash provided by (used in) financing activities	12,005	7,599	(22,831)

Effect of exchange rate changes on cash and cash equivalents	$(4,552)	$1,555	$744

(Decrease) increase in cash and cash equivalents	(45,879)	28,339	26,040
Cash and cash equivalents at beginning of period	63,577	35,238	9,198

Cash and cash equivalents at end of period	$17,698	$63,577	$35,238

Cash paid for interest	$413	$265	$1,309
Cash paid for income taxes	$19,002	$26,171	$14,545

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

Concentration of Credit Risk. Financial instruments which potentially subject the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” consist primarily of trade receivables. The Company grants credit to our customers by performing initial and periodic credit evaluation of our customers’ financial condition and typically do not require collateral for their receivables. Per management’s evaluation, concentration of credit risk related to trade receivables is limited due to the large and diversified number of customers comprising the Company’s customer base. For the years ended December 31, 2008, 2007 and 2006, no customer provided more than 10% of the Company’s consolidated revenues.

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

Inventories. Inventories are stated at the lower of cost or market, net of reserves. For our US operations excluding Automation & Controls, Linco, Connor, and our pilotless burner joint venture, inventory cost is determined using the last-in, first-out (“LIFO”) method. The Automation & Controls segment uses “the weighted-average” cost method. Our international subsidiaries, Linco, Connor and our pilotless burner joint venture, a consolidated company in the US, use the first-in, first-out (“FIFO”) method. On a quarterly basis, the Company reviews its slow-moving inventory items and items with no usage to determine the potential for obsolescence. Reserves are then established based either on a case by case basis or on management’s assessments about future demands and market conditions.

Prepaid Expense and Other Current Assets. Prepaid expense and other current assets primarily include prepayments for insurance, utilities and rent, and are amortized on a pro-rata basis over the periods benefited.

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

Long-lived assets were evaluated for impairment at December 31, 2008. Based on this evaluation, the Company’s management believes that no impairment of long-lived assets existed as of December 31, 2008.

Goodwill. Goodwill is reviewed for possible impairment on an annual basis or more frequently if circumstances indicate that an impairment may exist. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) the Company identifies separate reporting units and determines their net carrying value as well as their fair value. Fair value is calculated using the discounted projected future cash flows at the Company’s weighted average cost of capital and is based on a set of management assumptions made at the time the evaluation is conducted. The fair value of a reporting unit is then compared to its net carrying value, including goodwill, to determine whether or not an impairment has occurred at the reporting unit level. If the carrying value of a reporting unit exceeds its fair value, an impairment is indicated. An additional test is then performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit’s assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, the Company would record an impairment loss as a reduction in goodwill and a charge to the period’s operating results.

Goodwill was tested for impairment at December 31, 2008. Based on this testing, the Company’s management believes that no impairment of goodwill existed as of December 31, 2008. See Note 7, Goodwill and Intangible Assets.

Leases. The Company has operating leases covering various facilities and pieces of equipment and records operating expenses based on SFAS 13 “Accounting for Leases.” For a discussion of the Company’s operating leases, see Note 13, Commitments and Contingencies.

Intangible Assets. Intangible assets include deferred financing costs, patents, customer lists and other intangibles. Deferred financing costs are amortized over the term of the related debt agreements. Patents, customer lists and other intangible assets are amortized on a straight-line basis over the asset’s estimated useful life, ranging from 2 to 20 years. See Note 7, Goodwill and Intangible Assets.

Contingencies. Contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” When information is available prior to the issuance of our financial statements to indicate that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated, the Company records an estimate of the loss contingency. Accounting for contingencies such as environmental, legal, and income tax matters requires management to use judgment. See Note 13, Commitments and Contingencies.

Revenue Recognition. In general, we recognize revenue and related costs when products are shipped and services are rendered for (1) time and materials and service contracts, (2) manufactured goods produced in standard manufacturing operations and sold in the ordinary course of business through regular marketing channels and (3) certain customized manufactured goods that are smaller jobs with less customization, making them similar to such standard manufactured goods (that is, contracts valued at less than or equal to $250,000 or having contract durations up to four months or less). Additionally, in compliance with the requirements of AICPA Statement of Position 81-1, “Accounting for Performance of Certain Production-Type Contracts” (SOP 81-1), we recognize revenue using the percentage of completion method on (1) contracts greater than $250,000 with contract durations in excess of four months that represent customized, engineered orders of our products that qualify for such treatment and (2) all Automation & Controls segment equipment fabrication and sales projects that qualify for such treatment. The Automation & Controls segment also applies the percentage of completion method to recognize revenue, regardless of contract value or duration, associated with customized products fabricated to order pursuant to a large number of smaller contracts with durations of two to three months, with occasional large systems projects of longer duration. Factors to support using the percentage of completion method include: (1) the segment does not produce standard units or maintain an inventory of similar products for sale, (2) nature of the segment’s equipment fabrication and sales operations and (3) the potential for wide variations in our results of operations that could occur from applying the “as shipped” methodology as it relates to smaller contracts for these customized fabricated goods.

Earned revenue reflects the original contract price adjusted for agreed claims and approved change orders, if any. If the change order or claim is unapproved, no revenue is recognized. With respect to recorded contract revenue utilizing the percentage of completion method, earned revenue is based on the percentage that incurred costs to date relate to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work, which may include losses expected to be incurred, is charged in the period in which the changes or losses become known. We generally recognize revenue and earnings under the percentage of completion method over a period of two to six quarters. In the event a project is terminated by our customer before completion, our customer is liable for costs incurred under the contract. In some instances, customers are billed in advance of services performed or products manufactured, and the Company recognizes the associated liability as deferred revenue.

Share-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective application transition method. Under this method, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an operating expense on a straight-line basis over the requisite service period. In addition, share-based compensation cost recognized includes compensation cost for unvested share-based awards as of January 1, 2006. According to SFAS No. 123R the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits) is reported as a financing cash flow rather than as an operating cash flow.

Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” using the intrinsic value method and reported the entire tax benefit related to the exercise of stock options as an operating cash flow. See Note 16, Share-Based Compensation.

Earnings per Share (“EPS”). According to SFAS No. 128, “Earnings per Share,” (“SFAS No. 128”) basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding for the period and any incremental shares associated with (1) stock options and awards determined by using the “Treasury method” and (2) convertible preferred stock determined by applying the “if-converted” method. Net income available to common stockholders represents net income less convertible preferred stock dividends accrued. Since January 1, 2006, our calculation of the weighted average number and the total assumed proceeds has been in accordance with SFAS No. 123R and SFAS 128. See Note 17, Earnings Per Share.

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

Foreign Currency—Translation Adjustment and Transaction Gains (Losses). Our operations are conducted around the world in a number of different countries. As such, the financial statements of foreign subsidiaries are typically measured using their local currency as the functional currency in which the entity operates.

Management reviews and determines the functional currency for each of our foreign subsidiaries considering the primary economic environment in which the entity operates as well as evaluating other factors as set forth in SFAS No. 52, “Foreign Currency Translation,” and may, in certain circumstances, determine a currency other than the local currency of the entity to be their functional currency. Financial statements of foreign subsidiaries that have functional currencies other than the US dollar are translated into their US dollar equivalents at period end exchange rates for balance sheet accounts and the weighted average exchange rate for the period for statement of operations accounts. The currency translation adjustment gain or loss resulting from such translations are deferred and included as currency translation adjustment in “Accumulated other comprehensive income (loss)” as a separate component of stockholders’ equity in our consolidated balance sheet. Certain transactions remain open and are not settled at the period-end date and therefore are re-measured using the period-end exchange rate. The resulting gain or loss from these foreign currency transactions is included in “Other, net” in the Company’s consolidated statements of operations. Accordingly, our earnings and cash flow are exposed to changes in foreign currency exchange rates.

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

The following tables present the effect of the retrospective application of this change in accounting principle on the Company’s consolidated financial statements for the periods presented:

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2006
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(in thousands, except for per share data)
Total revenue	$519,041	$—	$519,041
Total cost of goods sold and services	381,643	406	382,049

Gross profit	$137,398	$(406)	$136,992
Income before income taxes	$57,479	$(406)	$57,073
Income tax provision	19,508	(147)	19,361

Net income	$37,971	$(259)	$37,712
Preferred stock dividends	1,500	—	1,500

Net income available to common stockholders	$36,471	$(259)	$36,212

Earnings per share:
—Basic	$2.16	$(0.02)	$2.14
—Diluted	$1.97	$(0.01)	$1.96

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2006
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(in thousands)
Cash flows from operating activities:
Net income	$37,971	$(259)	$37,712
Total adjustments to net income	14,084	259	14,343

Net cash provided by operating activities	52,055	—	52,055
Cash flows from investing activities:
Net cash used in investing activities	(3,928)	—	(3,928)
Cash flow from financing activities:
Net cash used in financing activities	(22,831)	—	(22,831)
Effect of exchange rate changes on cash and cash equivalents	744		744

Net increase in cash and cash equivalents	26,040	—	26,040
Cash and cash equivalents at beginning of period	9,198		9,198

Cash and cash equivalents at end of period	$35,238	$—	$35,238

(4) Inventories

Inventories consisted of the following amounts:

	As of December 31,
	2008	2007
	(in thousands)
Finished goods	$15,372	$15,100
Work-in-process	26,854	18,387
Raw materials and supplies	32,803	23,003

Inventories at FIFO, LIFO and weighted average	75,029	56,490
Inventory reserves	(16,866)	(10,034)

Net inventories	$58,163	$46,456

Inventory reserves consisted of the following amounts:

	As of December 31,
	2008	2007
	(in thousands)
LIFO	$16,309	$8,993
Obsolescence, slow moving and other	557	1,041

Total Inventory reserves	$16,866	$10,034

LIFO reserve balance at December 31, 2007		$8,993
Increase in LIFO reserve(1)		7,316

LIFO reserve balance at December 31, 2008		$16,309

(1)	Increase in LIFO reserve in 2008 related primarily to an increase in the level of inventory and an increase in the price of our raw materials, labor and overhead. There were no reductions in LIFO layers for the years ended December 31, 2008 or 2007.

The Company’s net inventories as of December 31, 2008 and 2007 by valuation method were:

	As of December 31,
	2008	2007
	(in thousands)
FIFO	$13,098	$8,635
Weighted average cost	873	570
LIFO	44,192	37,251

Net inventories	$58,163	$46,456

(5) Costs, Estimated Earnings and Billings on Uncompleted Contracts

	As of December 31,
	2008	2007
	(in thousands)
Costs incurred on uncompleted contracts	$279,096	$255,584
Estimated earnings	131,063	99,864
Foreign currency translation	1,749	(2,066)

	411,908	353,382
Less billings to date	431,802	338,667

	$(19,894)	$14,715

Included in accompanying balance sheets as follows:
Cost and estimated earnings in excess of billings on uncompleted contracts	$31,237	$45,575
Billings on uncompleted contracts in excess of costs and estimated earnings	(51,131)	(30,860)

	$(19,894)	$14,715

Costs and estimated earnings to date in excess of progress billings on contracts in progress represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as trade accounts receivable. Unbilled revenue is reported as costs and estimated earnings in excess of billings on uncompleted contracts on the Company’s consolidated balance sheets. The timing of when we bill our customers is generally based on advance billing terms or contingent upon completion of certain phases of the work, as stipulated in the contract. Progress billings in trade accounts receivable at December 31, 2008 and 2007, are typically collected within one year. Cost of revenue includes direct contract costs such as material, labor and indirect costs which are attributable to contract activity.

(6) Property, Plant and Equipment

The components of property, plant and equipment were:

	Estimated Useful Lives (Years)	As of December 31,
		2008	2007
		(in thousands)
Land and improvements		$2,700	$1,870
Buildings and improvements	20 to 40	24,458	14,272
Machinery and equipment	3 to 12	53,283	43,151
Office furniture and equipment	3 to 12	14,789	8,879
Less: accumulated depreciation		(40,306)	(33,245)
Construction in progress		22,092	11,724

Property, plant and equipment, net		$77,016	$46,651

Depreciation expense was $7.9 million, $5.9 million and $5.3 million, respectively, for the years ended December 31, 2008, 2007 and 2006. The Company leases certain machinery and equipment to our customers under short-term operating lease arrangements, generally for periods not to exceed one year, with certain options to extend up to three years. These operating lease arrangements often result in the sale of the equipment within one year. The Company recorded depreciation expense related to these leased assets of $208,000, $292,000 and $341,000, for the years ended December 31, 2008, 2007 and 2006, respectively. While an asset is under lease, the Company records depreciation expense based upon the asset’s estimated useful life. Net book value of these leased assets was $945,000 and $732,000 at December 31, 2008 and 2007, respectively. All leased equipment that has a term of one year or less is reclassified to current assets. At December 31, 2008 $451,000 and $494,000 were included in the accompanying consolidated balance sheet under the caption “Prepaid expenses and other current assets” and “Property, plant, and equipment, net”, respectively. At December 31, 2007, $732,000 was included in the accompanying consolidated balance sheet under the caption “Prepaid expenses and other current assets.” Lease income of $1.5 million, $1.2 million and $ 900,000, was included in revenue for the Standard & Traditional segment for the years ended December 31, 2008, 2007 and 2006, respectively.

(7) Goodwill and Intangible Assets

Goodwill

Net goodwill by segment as of December 31, 2008 and December 31, 2007 was as follows:

	December 31, 2008	December 31, 2007
	(in thousands)
Integrated Engineered Solutions	$80,682	$83,964
Standard & Traditional	40,705	11,121
Automation & Controls	6,002	4,384

Total	$127,389	$99,469

Changes in the carrying amount of goodwill were as follows (in thousands):

Balance at December 31, 2007	$99,469
Goodwill associated with Linco acquisition	9,542
Goodwill associated with Connor acquisition.	21,205
Foreign currency translation and other	(2,827)

Balance at December 31, 2008	$127,389

Goodwill is evaluated at least annually to determine if the fair value of recorded goodwill has decreased below its carrying value. For purposes of impairment testing, goodwill is evaluated at the reporting unit level. The Company’s reporting units for impairment testing have been determined to be its operating segments.

In connection with its annual goodwill impairment assessment performed at December 31, 2008, the Company performed an impairment test of its Integrated Engineered Solutions, Standard & Traditional and Automation & Controls reporting units under the provisions of SFAS No. 142. Management utilized a discounted cash flow analysis (“DCFA”) to estimate the fair values of the Company’s reporting units. To develop estimates of future cash flows used in our analysis, management considered the adverse market conditions affecting the Company’s common stock price beginning in the fourth quarter of 2008 and continuing into 2009, including a significant decrease in the number of operating rigs and decline in oil and natural gas commodity prices,. In completing its first step of the analysis, management used a three-year projection of discounted cash flows, plus a terminal value to estimate the fair value of its reporting units. In developing these fair value estimates, certain key assumptions included a discount rate of 15.00% for all reporting units and a future outlook towards growth to be virtually flat. Management believes the results of our DCFA using the assumptions, as described above, represents a fair value that is reasonable to the market capitalization that existed as of December 31, 2008.

The Company’s stock price was trading just above its book value as of December 31, 2008. Management attributes the low stock price to both industry-wide and Company-specific factors. In the event that the Company’s stock price continues trading at such levels or below in relation to book value, the Company would expect to continue performing quarterly evaluations of the carrying value of goodwill. Should the future earnings and cash flows of the Company’s reporting units decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required if the net carrying value of a reporting unit exceeds its estimated fair value, and such impairment could be material.

Based on the results of the first step of the impairment test, management concluded that no impairment was indicated in any of its reporting units. In validating this conclusion, management considered the results of its long-lived asset impairment tests and performed sensitivity analyses of the key assumptions used in deriving the respective fair values of its reporting units.

As no impairment of goodwill was indicated based on the testing performed by management, no impairment charge was recorded as of December 31, 2008 and 2007.

Intangible assets

Intangible and amortizable assets subject to amortization as of December 31, 2008 and 2007 were:

	As of December 31, 2008		As of December 31, 2007
Type of Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Deferred financing costs	$1,372	$655	$946	$506
Patents	8,054	639	6,532	202
Customer lists	19,926	844	5,579	—
Other	4,705	2,101	770	355

Total	$34,057	$4,239	$13,827	$1,063

Management performed an impairment review of intangible assets as of December 31, 2008 in accordance with SFAS No. 144. As no impairment was indicated based on the testing performed by management, no impairment charge was recorded as of December 31, 2008 and 2007.

The Company amortizes the acquired intangible assets with definite lives not to exceed 20 years. Our other intangible assets are amortized using the following useful lives: Deferred financing costs—5 years, Patents—up to 17 years and Other, consisting of a variety of licenses and trademarks, from 4.5 to 15 years.

Amortization and interest expense related to these intangible assets was $3.2 million, $319,000 and $377,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated aggregate amortization and interest expense for these intangible assets for the following five fiscal years is: 2009-$2.8 million; 2010-$2.7 million; 2011-$2.4 million; 2012-$2.2 million; and 2013-$2.1 million.

(8) Accrued Expense

Accrued expense consisted of:

	As of December 31,
	2008	2007
	(in thousands)
Compensation and benefits	$14,617	$13,776
Insurance reserve	4,760	4,163
Project warranty (1)	4,658	3,265
Project cost (2)	18,598	32,011
Closure, severance and other	233	445
Sales and property taxes and other	9,336	7,638

Totals	$52,202	$61,298

(1)	The following table presents the changes in the Company’s aggregate product warranty liability for the years ended December 31, 2008, 2007 and 2006:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Beginning balance	$3,265	$3,866	$2,773
Provision for warranties issued during period	3,473	2,787	3,708
Adjustments to warranties issued in prior periods	(134)	(336)	(199)
Payments during period	(1,832)	(3,120)	(2,598)
Foreign currency adjustments	(114)	68	182

Ending balance	$4,658	$3,265	$3,866

The increase in warranty reserve from $3.3 million at December 31, 2007 to $4.7 million at December 31,2008 was primarily due to increases in revenue and raw material costs during 2008 as well as adjustments related to actual claims cost as a percentage of historical average revenue. The decrease in warranty reserve from $3.9 million at December 31, 2006 to $3.3 million at December 31, 2007 was primarily due to a known claim of approximately $919,000 that existed and was provided for at December 31, 2006 for a large built-to-order project that required significant rework and was subsequently paid during 2007; as well as an overall decrease in actual claims cost as a percentage of historical average revenue.

(2)	Project cost consists of accrued vendor and subcontract costs related to projects in progress. The decrease in project cost from $32.0 million for the year ended December 31, 2007 to $18.6 million for the year ended December 31, 2008 was primarily due to several large US and international built-to-order projects that were near completion at December 31, 2007 but completed and delivered during 2008. Typically, the negotiated terms with our vendors and subcontractors are aligned with the terms of our customers in order to maintain a favorable cash flow on our larger built-to-order projects.

(9) Income Taxes

The components of income before income taxes were:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
			(As Adjusted, Note 3)
United States	$32,975	$53,578	$45,424
Foreign	21,039	17,966	11,649

	$54,014	$71,544	$57,073

Income tax expense consisted of:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
			(As Adjusted, Note 3)
Current:
Federal	$10,275	$18,849	$15,720
State	947	703	983
Foreign	7,643	9,514	3,412

	$18,865	$29,066	$20,115

Deferred:
Federal	$1,495	$(3,174)	$93
State	(112)	(80)	(207)
Foreign	(1,331)	(593)	(640)

	52	(3,847)	(754)

Total	$18,917	$25,219	$19,361

The amount of income tax attributable to gains and losses in comprehensive income but excluded from net income totaled $2.2 million, $228,000, and $(563,000) for the years ended December 31, 2008, 2007 and 2006.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of these temporary differences and carryforwards were:

	As of December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Postretirement benefit liability	$1,250	$1,790
Accrued liabilities and reserves	9,500	8,138
Net operating loss carryforwards	896	633
Fixed assets and intangibles	162	332
Foreign tax credit carryforward	653	3,001
Stock compensation expense	4,137	1,695
Other	255	72

Deferred tax assets	$16,853	$15,661
Less: Valuation allowance	—	—

Deferred tax assets, net of valuation allowance	$16,853	$15,661

Deferred tax liabilities:
Inventory	1,056	1,056
Fixed assets and intangibles	19,164	7,079
Unrealized foreign exchange gain	—	509
Other	98	135

Deferred tax liabilities	$20,318	$8,779

Net deferred tax (liabilities) assets	$(3,465)	$6,882

Based upon the level of historical taxable income and projected future taxable income over the periods to which our deferred tax assets are deductible in the applicable tax jurisdictions, we believe it is more likely than not we will realize the benefits of these deductible differences and carryforwards at December 31, 2008. However, the amount of the deferred tax asset considered realizable, and thus the amount of valuation allowances, could change if future taxable income differs from our projections in the applicable tax jurisdictions.

The Company has a tax benefit of US net operating loss (“NOL”) carryforwards of $313,000 that is available to offset future taxable income through 2021. The US NOL carryforwards are subject to annual limitations under Section 382 of the Internal Revenue Code. The Company also has a tax benefit of $583,000 related to NOL carryforwards generated in foreign jurisdictions. These NOL carryforwards may be carried forward indefinitely under foreign jurisdiction law.

The Company has foreign tax credit carryforwards of $653,000 available to offset future US tax liabilities. If unutilized, the foreign tax credit carryforwards will expire in tax periods 2012 through 2018.

Income tax expense differs from the amount computed by applying the US federal income tax rate of 35% to income from continuing operations before income taxes, as set forth in the following reconciliation:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
			(As Adjusted, Note 3)
Income tax expense computed at statutory rate	$18,905	$25,041	$19,976
State income tax expense net of federal income tax benefit	543	375	496
Tax rate differential on foreign operations	(288)	(7)	(200)
Permanent differences and other miscellaneous adjustments	(243)	(190)	205
Tax effect related to change in valuation allowance	—	—	(1,116)

	$18,917	$25,219	$19,361

Cumulative undistributed earnings of foreign subsidiaries totaled $21.7 million as of December 31, 2008. The Company considers earnings from these foreign subsidiaries to be indefinitely reinvested and accordingly, no provision for US foreign or state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for US income tax purposes (subject to adjustment for foreign tax credits). Calculating the tax effect of distributing these earnings is not practicable at this time.

Effective January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company determined there was no cumulative effect on our financial statements related to adopting FIN 48.

As of January 1, 2007, the Company provided for a liability of $824,000 for unrecognized tax benefits related to various federal income tax matters. Any interest and penalties that may be incurred as part of this liability would be recognized as a component of interest expense and other expense, respectively. As of December 31, 2008, no interest or penalty expenses had been recognized. The Company’s US federal tax returns currently open to audit by the Internal Revenue Service relate to the years ending December 31, 2004 through 2007.

A reconciliation of the changes in the Company’s unrecognized tax benefits associated with FIN 48, included in the consolidated balance sheet liability account “Postretirement benefits and other long-term liabilities” for the years ended December 31, 2008 and 2007 is set forth below (in thousands):

Balance at January 1, 2007	$824
Increase in unrecognized tax benefits from current period tax positions	96

Balance at December 31, 2007	$920

Increase in unrecognized tax benefits from current period tax positions	—

Balance at December 31, 2008	$920

If recognized, the entire amount of the liability would affect the effective tax rate.

As of December 31, 2008, we believed that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within the next year.

(10) Long-term Debt

As of December 31, 2008, the Company had available capacity under our credit agreements of $110.5 million. Below is a discussion of the Company’s existing credit facilities.

Revolving Credit Facility. In July 2006, the Company terminated its prior term loan and revolving credit facility and entered into a new revolving credit facility agreement with a maturity of June 30, 2011 and a total borrowing capacity of $85.0 million. On December 23, 2008, the Company and certain of its subsidiaries entered into an amendment of this facility resulting in increased borrowing capacity of $52.7 million to a total of $137.7 million. Additionally, the Company has the ability to issue letters of credit, guarantees, and bonds up to $100.0 million. The Company paid an amendment fee of $426,000, which includes an upfront fee of 0.50% plus an arrangement fee to the agent. As amended, the Company pays commitment fees on the undrawn portion of this facility, ranging from .40% to .60%, based upon the ratio of Funded Debt to EBITDA which was calculated at .40% at December 31, 2008. The interest on borrowings under the facility ranges from the London Interbank Offered Rate (LIBOR) or the lender’s prime rate plus 2.50% to 3.50%, depending on the Debt to EBITDA ratio. Availability under our credit facility is reduced by the amount of borrowing and outstanding letters of credit. During the year, the Company drew down $27.8 million and repaid $19.8 million of its outstanding borrowings under this facility. As of December 31, 2008, there was $8.0 million in borrowings and $23.4 million letters of credit outstanding under this facility. Total available borrowing capacity at December 31, 2008 was $106.3 million. Fees related to these letters of credit were approximately 2.50% of the outstanding balance at December 31, 2008.

Export Sales Facility. In June 2007, the Company entered into an export sales credit facility with a total borrowing capacity of $10.0 million. The facility, which will expire on June 15, 2010, is partially guaranteed by the US Export-Import Bank and is subject to certain borrowing base limitations. Interest on borrowings under the facility is either (1) the lender’s prime rate less 0.50% or (2) LIBOR plus 1.35%, at the Company’s election. The Company pays an annual fee of $75,000 for this facility. During the year, the Company drew down $21.9 million and repaid $16.9 million under this facility. As of December 31, 2008, the Company had $5.0 million in borrowings and $771,000 in letters of credit outstanding under this facility. Total available borrowing capacity at December 31, 2008 was $4.2 million. Fees related to these letters of credit were approximately 1.0% of the outstanding balance at December 31, 2008.

Our letters of credit, which support various contract performance and warranties, expire at various dates through April 1, 2014. At December 31, 2008, the Company had unsecured letters of credit and bonds totaling approximately $2.4 million related to its international subsidiaries.

We were in compliance with all restrictive debt covenants under our outstanding credit facilities as of December 31, 2008.

(11) Postretirement Benefits

Health care and life insurance postretirement benefits plans

The Company maintains postretirement benefit plans providing health care and life insurance benefits for retired employees of its Canadian subsidiary and of a predecessor company. These plans are accounted for in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The Company uses a December 31 measurement date for our postretirement benefit plans and has recorded a liability for the actuarially determined accumulated postretirement benefit obligation (“APBO”) associated with these plans.

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires that the funded status of our obligations associated with our health care and life insurance postretirement benefit plans be recognized in the balance sheet. As of December 31, 2006, the actuarially determined APBO was $7.1 million whereas the projected accrued benefit cost associated with our postretirement benefit plans already recorded on the Company’s balance sheet under SFAS No. 106 was $9.4 million. Therefore, the Company adjusted this liability as of December 31, 2006 by reducing postretirement benefit by $2.3 million and increasing the accumulated other comprehensive income (“AOCI”) and deferred tax assets accounts by $1.5 million and $840,000, respectively.

The Company made changes to the plans in 2007 by which the Company’s contribution of the retiree medical and life insurance plans were frozen, effective January 1, 2008 at the level of 2007 expenses incurred and claims paid. The retirees or covered dependents will bear any future costs escalations or excess claims to be paid, as applicable. The Company recorded the plan amendments resulting in a net actuarially determined reduction in the APBO of $1.9 million as of December 31, 2007.

Net periodic (benefit) cost on postretirement benefit liability:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Service cost	$8	$8	$—
Interest cost	312	429	430
Amortization of prior service benefit	(1,775)	(1,576)	(1,576)
Amortization of net loss	889	942	1,146
Adjustment(1)	—	199	—

Net periodic (benefit) cost on postretirement benefit liability	$(566)	$2	$—

(1)	Adjustment made during 2007 represents liability associated with our Canadian employees.

Changes in benefit obligations recognized in Other Comprehensive Income (“OCI”):

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Prior service cost (benefit)(1)	$—	$(1,920)	$(13,885)
Net (gain) loss	(1,269)	—	11,099
Amortization of prior service benefit	1,775	1,576	1,576
Amortization of net loss	(889)	(942)	(1,146)

Total recognized in AOCI	$(383)	$(1,286)	$(2,356)

(1)	Adjustment made at December 31, 2007 resulting from the changes made to the plans described above, according to SFAS 158.

The amounts included in AOCI expected to be recognized as components of net periodic cost on postretirement benefit liability over fiscal year 2009 are:

(in thousands)
Estimated net loss	$757
Estimated prior service benefit	(1,775)

Total	$(1,018)

Assumptions used in the calculation of the Company’s postretirement benefit plans were:

US Plan

	2008	2007	2006
Assumptions used for year end disclosure:
Discount rate	5.75%	6.00%	6.00%
Initial medical cost trend rate	*	6.50%	7.50%
Ultimate medical cost trend rate	*	5.00%	5.00%
Assumptions used to determine net periodic cost:
Discount rate	6.00%	6.00%	5.75%
Initial medical cost trend rate	*	7.00%	8.00%
Ultimate medical cost trend rate	*	5.00%	5.00%
Average future lifetime (years)	8.73	9.64	9.87

(*)	The Company’s contribution of the retiree medical and life insurance plans were frozen, effective January 1, 2008 at the level of 2007 expenses incurred and claims paid. Therefore, not applicable.

Canadian Plan

	2008	2007
Assumptions used for year end disclosure:
Discount rate	5.75%	6.00%
Initial medical cost trend rate	9.00%	10.00%
Ultimate medical cost trend rate	5.00%	5.00%
Assumptions used to determine net periodic cost:
Discount rate	6.00%	6.00%
Initial medical cost trend rate	10.00%	10.00%
Ultimate medical cost trend rate	5.00%	5.00%
Average future lifetime (years)	10.59	12.59

The following tables set forth, for the year 2008 and 2007, reconciliations of the beginning and ending balances of the postretirement benefit obligation and fair value of plan assets; amounts recognized in the consolidated balance sheets; and the AOCI related to postretirement benefits. The Company used a December 31 measurement date for our postretirement benefits plans.

	As of December 31,
	2008	2007
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of the period	$5,386	$7,066
Adjustment(1)	—	449
Service cost	8	8
Interest cost	312	429
Actuarial gain	(1,269)	—
Plan amendment	—	(1,920)
Benefit payments	(614)	(646)

Benefit obligation at end of period	$3,823	$5,386

Change in Plan assets:
Fair value of plan assets at beginning of period	$—	$—
Expected benefits and expenses	614	646
Benefit payments	(614)	(646)

Fair value of plan assets at end of period	$—	$—

(1)	Adjustment made during 2007 represents the liability associated with our Canadian employees.

	As of December 31,
	2008	2007
	(in thousands)
Amount recognized in AOCI:
Prior service cost (credit)	$(10,878)	$(12,653)
Net loss	7,015	9,052

Total	$(3,863)	$(3,601)

Amount recognized in the consolidated balance sheet:
Current liability	$417	$669
Long-term liability	3,406	4,717

As accrued postretirement benefit liability	$3,823	$5,386

Effect of a one-percent change in health care cost on the components of APBO:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
1% Increase
Effect on service & interest costs	$7	$26	$30
Effect on the obligation	$75	$433	$525
1% Decrease
Effect on service & interest costs	$(5)	$(25)	$(29)
Effect on the obligation	$(63)	$(406)	$(503)

The Company’s postretirement benefit plans are unfunded and the benefits are paid from the Company’s cash flow from operations as incurred. The Company made payments of $614,000 to the Company’s postretirement health care and life insurance benefit plans in the year ended December 31, 2008 and, based on an actuarially determined calculation, expects to pay approximately $449,000 to the plans in 2009.

Actual and future expected benefit payments related to the postretirement benefit plans follow:

(in thousands)
Actual benefit payments
2006	$702
2007	$657
2008	$614
Future expected benefit payments (actuarially determined)
2009	$449
2010	$428
2011	$385
2012	$363
2013	$330
2014 and beyond	$1,295

Defined Contribution Plans

The Company and its subsidiaries have different defined contribution plans with different eligibility terms and contribution schemes. The defined contribution plans consist of the following:

A US plan covering all eligible employees who have completed one month of service. Employee contributions of up to 3% of each covered employee’s compensation are matched 100% by the Company, with an additional 2% of covered employee’s compensation matched at 50%. Under this plan, the Company may make additional discretionary contributions as profit sharing contributions. The Company made an additional discretionary 1% match in all four quarters of 2008 to all eligible employees under the US Plan.

A Canadian plan covering all eligible employees within three months from the date of employment and having the same contribution scheme as the US plan. The Company made an additional discretionary 1% match in all four quarters of 2008 to all eligible employees under the Canada plan.

A UK plan available to all permanent employees of our UK subsidiaries from the date of employment. Contributions are made by the employee up to 5% of pensionable pay and by the Company up to 6% of pensionable pay. Additional discretionary contributions can be made by the Company to certain employees. Employees can contribute up to 100% of their annual salary. Pensionable pay is defined as the employee’s basic salary.

Contributions by the Company to the plans, on a consolidated basis, totaled $4.2 million, $3.6 million and $2.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(12) Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners.

Comprehensive income included the following:

	For the Year Ended December 31,
	2008	2007
	(in thousands)
Net income	$35,097	$46,325
Foreign currency translation adjustment, net of tax	(12,196)	3,534
Postretirement benefit, net of tax	(564)	(404)
Adjustment related to postretirement benefit plan amendments, net of tax	734	1,223

Total comprehensive income	$23,071	$50,678

The actuarially determined postretirement benefit to be amortized from AOCI associated with the adoption of FAS 158 was:

For the Year 2008
(in thousands)
Prior service cost	$(1,775)
Unrecognized net actuarial gain	889

Total postretirement benefit amortized	$(886)
Tax effect	322

Total postretirement benefit amortized, net of tax	$(564)

AOCI consisted of the following:

	December 31, 2008	December 31, 2007
	(in thousands)
Cumulative translation adjustment, net of tax	$(7,387)	$4,809
Postretirement benefit liability, net of tax	2,464	2,294

Total AOCI	$(4,923)	$7,103

(13) Commitments and Contingencies

Operating leases

The Company and its subsidiaries lease certain facilities and equipment under non-cancelable operating lease agreements. These leases expire on various dates through January 2018.

Future minimum lease payments required under our operating leases that had original and remaining non-cancelable terms in excess of one year at December 31, 2008, were as follows: 2009—$6.3 million, 2010— $5.3 million, 2011—$4.3 million, 2012—$3.7 million and 2013—$3.5 million. Total expense for operating leases for the years ended December 31, 2008, 2007 and 2006 was $8.5 million, $6.7 million and $5.2 million, respectively. For a discussion of lease income, see Note 6, Property, Plant and Equipment.

Other commitments and contingencies

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Outstanding letters of credits(1)	$13,406	$6,350	$5,034	$640	$1,382
Commercial bids	—	—	—	—	—
Advanced payments	9,075	7,079	1,996	—	—
Other (insurance, VAT)	1,694	1,530	105	—	59

Total commitments and contingencies	$24,175	$14,959	$7,135	$640	$1,441

(1)	The Company’s commitments and contingencies consist primarily of outstanding letters of credits used to guarantee performance under our contracts to our customers and for commercial bids, insurance and advanced payments. Since commitments associated with letters of credits and other financial guarantees typically expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

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

We reported this matter to the SEC and the US Department of Justice (“DOJ”) and have kept them apprised as to the status of the review. The SEC is conducting an investigation into the matter, and the Company is cooperating with this inquiry. As part of any resolution of this matter, the DOJ, the SEC or other governmental authorities could seek criminal or civil sanctions, including monetary fines and penalties, against the Company and/or certain of its employees, as well as additional changes to its business practices and compliance programs in the event that the review or any governmental investigation identifies violations of law. To the extent any payments are determined to be illegal in a foreign jurisdiction, it is possible that there could be civil or criminal penalties assessed in that jurisdiction.

During 2008, the Company took a number of important steps to enhance its internal controls over compliance. The Company has added staffing, restructured its organization, increased training and awareness and improved communications throughout the organization. The Company has taken remedial actions to assure that record keeping is compliant with all laws and regulations of the jurisdictions in which we operate.

During the fiscal year ended December 31, 2008, we incurred $10.3 million for legal, accounting and other professional services related to the FCPA matter and another unrelated compliance matter. Although we do not expect these matters to have a material adverse effect on our business or financial condition, we can give no assurance to that effect. However, the fees incurred related to contingencies have had an impact on our cash flows and liquidity during 2008 and may continue to do so in the future.

(14) Litigation

NATCO and its subsidiaries are defendants or otherwise involved in an internal review and related SEC inquiry as discussed in Note 13, Contingencies, as well as a number of other legal proceedings in the ordinary course of their business. While we insure against the risk of certain liabilities to the extent deemed prudent by our management, we can offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to our business activities. Further, to the extent matters arise from time to time that are not covered by insurance, the Company may incur legal costs, settlement payments or judgments in excess of our accruals that may adversely impact our business, financial condition, results of operations or liquidity. Although we cannot predict the outcome of any legal proceedings with certainty, in the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on our business, financial condition, results of operations, or cash flow.

(15) Capital Stock and Stock Incentive Plans

The Company’s authorized capital stock is comprised of common stock, Series A Junior Participating Preferred Stock and Series B Redeemable Convertible Preferred Stock. Only the common stock currently outstanding. A description of transactions affecting our outstanding common stock and of the material terms of our authorized preferred stock follows.

Stock Incentive Plans

In January and February 1998, the Company adopted the Directors Compensation Plan and the 1998 Employee Stock Incentive Plan. These plans authorized the issuance of options to purchase up to an aggregate of 760,000 shares of the Company’s common stock. These plans expired in February 2008 and no further shares may be granted under them. Shares outstanding on the expiration date may still be exercised by the holders up to 10 years following the date of grant. In November 2000, the Board approved and authorized the issuance of up to 300,000 shares of common stock under the 2000 Employee Stock Option Plan. In May 2001, the Company’s stockholders approved the 2001 Stock Incentive Plan, which replaced the 2000 plan in its entirety, and increased the number of shares as to which options or awards may be granted under the plan to a maximum of 1,000,000 shares. The stockholders approved the plan in May 2001. In April 2004, the Board approved and authorized the issuance of up to 600,000 shares of the Company’s common stock under the 2004 Stock Incentive Plan. The Company’s stockholders approved the plan in June 2004. In March 2006, the Board approved and authorized the issuance of up to 950,000 shares of the Company’s common stock under the 2006 Long-Term Incentive Compensation Plan. The stockholders approved the plan in May 2006. At December 31, 2008, 2007 and 2006, an aggregate of 270,791, 717,990 and 969,130 shares of common stock, respectively, were reserved for issuance under the Company’s long-term incentive compensation plans.

A summary of stock option activity under the Company’s stock incentive plans for the years ended December 31, 2006, 2007 and 2008 is included in Note 16, Share-Based Compensation. A summary of restricted stock activity under the Company’s stock incentive plans for the years ended December 31, 2006, 2007 and 2008 follows.

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

In January 2008, the Board of Directors granted 45,000 and 30,000 shares of performance-based restricted stock to the Chief Executive Officer and to the Chief Operating Officer, respectively. The restricted stock awards provide for restrictions to lapse on March 1, 2011 subject to targeted earnings achievement and continuous employment with the Company from the date of the grant to the date restrictions lapse.

From January to December 2008, the Board of Directors granted an aggregate of 194,070 shares of restricted stock to certain key employees. The restrictions on these shares lapse on the third anniversary of the date of grant, subject to the recipient’s continuous employment with the Company from the date of grant to the date restrictions lapse or earlier, as provided in the applicable incentive plan and award agreement or as a result of a change in control. In June 2008, the Board of Directors granted an aggregate of 12,500 shares of restricted stock to our non-employee directors. The restrictions on these shares lapse following one year of service as a director after the date of grant.

Treasury Shares

During 2008, 2007 and 2006, the Company acquired additional treasury shares as a result of (1) forfeiture of restricted shares on termination of employment prior to the lapse of restrictions, (2) surrender of shares in payment of withholding taxes due on such shares following lapse of restrictions and (3) as part of the Company’s Share Repurchase Program that commenced in November 2008. The Company issued treasury shares on exercise of stock options or for restricted stock awards under the Company’s stock incentive plans. The Company had 321,274, 1,168 and zero shares held in treasury at December 31, 2008, 2007 and 2006, respectively.

Common Stock Purchase Rights; Series A Preferred Stock

On May 14, 2008, the Company entered into an Amended and Restated Rights Agreement with Mellon Investor Services LLC, as rights agent (the “Amended and Restated Rights Agreement”) to extend the expiration date of the stockholder rights plan evidenced by the agreement and to make certain other changes to the terms and provisions of that plan. The Company’s original rights agreement was scheduled to expire at the close of business on May 15, 2008.

The stockholder rights plan was originally adopted on May 5, 1998, when the Company’s board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of common stock held of record on May 15, 1998, and also approved the further issuance of such Rights with respect to shares of common stock issued after that date and prior to the Rights becoming exercisable. As a result of entering into the Amended and Restated Rights Agreement, each share of common stock will continue to have one Right associated with it.

Each Right will entitle the holder to purchase from the Company one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $350.00 in cash, subject to adjustment. Until the occurrence of specified events, the Rights are not exercisable, will be evidenced by the certificates for the Company’s common stock, and will not be transferable apart from the common stock.

The Rights are currently attached to all certificates representing outstanding shares of common stock and no separate right certificates have been distributed. The Rights will separate from the common stock on the distribution date, which will occur upon the earlier of the close of business on: (a) ten business days following the public announcement that a person or group (an “Acquiring Person”) has acquired beneficial ownership (which includes common stock that is the subject of a derivative transaction or security) of 15% or more of the Company’s outstanding common stock; or (b) ten business days following the commencement or announcement of an intention to commence a tender offer or exchange offer, which, if completed, would result in a person or group becoming an Acquiring Person. Certain inadvertent acquisitions will not result in a person becoming an Acquiring Person if the person promptly divests itself of sufficient common stock or, if applicable, terminates or otherwise disposes of sufficient derivative transactions or securities.

The Rights are not exercisable until the distribution date. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company. As soon as practicable following the distribution date separate certificates evidencing the Rights will be mailed to holders of record of the Company’s common stock. After mailing, the separate certificates alone will evidence the Rights.

If a person or group were to become an Acquiring Person (a “Flip-In Event”), each Right then outstanding would become a right to buy that number of shares of common stock that would have a market value equal to two times the Purchase Price of the Right.

Rights beneficially owned by the Acquiring Person would, however, become null and void. If the Company does not have enough authorized common stock, each Right becomes exercisable for such number of one one-hundredths of a share of Series A Junior Participating Preferred Stock that would have a market value equal to two times the purchase price of the Right.

If, following the occurrence of a distribution date, the Company were acquired in a merger or other business combination transaction or 50% or more of the Company’s assets or earning power were sold or transferred (a “Flip-Over Event”), the Amended and Restated Rights Agreement requires that the documents relating to the business combination or other transaction provide that, after the business combination or other transaction, each holder of a Right would have the right to receive, upon exercise at the then current purchase price, that number of shares of common stock of the acquiring company having a market value equal to two times the purchase price of the Right.

The number of shares or fractions of Series A Junior Participating Preferred Stock or other securities or property issuable upon exercise of the Rights, and the purchase price payable, are subject to customary adjustments from time to time to prevent dilution. The number of outstanding Rights and the number of shares or fractions of Series A Junior Participating Preferred Stock issuable upon exercise of each Right are also subject to adjustment if any of the following events occurs prior to the distribution date: (a) a stock dividend on the Company’s common stock payable in common stock; or (b) any subdivision, consolidation or combination of the Company’s common stock.

At any time after the acquisition by a person or group of beneficial ownership of 15% or more but less than 50% of the Company’s outstanding common stock, the board may, at its option, issue common stock or Series A Junior Participating Preferred Stock in mandatory redemption of all or part of the Rights. Any Rights owned by the Acquiring Person would become null and void.

At any time prior to a person becoming an Acquiring Person, the board may redeem all but not less than all of the then outstanding Rights at a price of $.01 per right. The redemption of the Rights may be made effective at the time, on the basis and with the conditions that the board may establish. Immediately after the board’s decision to redeem the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the redemption price.

The Rights will expire on May 15, 2018, unless earlier extended, redeemed or exchanged. The board may amend the terms of the Rights without the consent of the holders of the Rights. This includes amendments to extend the final expiration date of the Rights, and, if a distribution date has not occurred, to extend the period during which the Rights may be redeemed. After the first public announcement that a person or group has become the beneficial owner of 15% or more of the Company’s outstanding common stock, no amendment may adversely affect the interests of holders of the Rights.

Series B Redeemable Convertible Preferred Stock

On March 25, 2003, the Company issued 15,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Shares”) to a private investment fund. Each of the Series B Preferred Shares had a face value of $1,000 and paid a cumulative dividend of 10% per annum of face value, which was payable semi-annually on June 15 and December 15 of each year, except the initial dividend payment which was payable on July 1, 2003. Each of the Series B Preferred Shares was convertible, at the option of the holder, into (1) a number of shares of common stock equal to the face value of such Series B Preferred Share divided by the conversion price, which was $7.805 and (2) a cash payment equal to the amount of dividends on such shares that have accrued since the prior semi-annual dividend payment date.

In July and August 2007, certain holders converted a total of 5,085 shares of the Company’s Series B Preferred Shares into a total of 651,502 shares of the Company’s common stock according to the conversion features described above. As part of the conversion, the holders also received a pro rata dividend payment for the dividend payable on the converted shares through the conversion date and cash in lieu of conversion to any fractional shares. The remaining 9,915 shares of Series B Preferred Shares were converted into 1.3 million shares of the Company’s common stock on March 25, 2008. For the years ended December 31, 2008, 2007, and 2006, the Company paid dividends of approximately $248,000, $1.3 million, and $1.5 million to the holders of the Series B Preferred Shares, respectively.

(16) Share-Based Compensation

Prior to the adoption of SFAS No. 123R our share-based compensation cost included only amounts related to restricted stock. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment.”

As of December 31, 2008, the Company had 270,791 shares available for future awards under its long-term incentive compensation plans and 321,274 shares of treasury stock. The Company may elect to issue new shares or treasury shares under its long-term incentive compensation plans. Forfeitures were estimated at annual rates of 1.10% and 1.44%, respectively, for stock options granted and restricted stock awarded during the twelve-month period ended December 31, 2008 based on the Company’s historical cancellation and forfeiture experience.

The components of total share-based compensation expense related to all of the Company’s share-based options and awards recognized for the years ended December 31, 2008 were:

	For the Year Ended December 31,
	2008	2007
	(in thousands)
Total share-based compensation expense	$8,244	$4,512
Less: Tax benefit of share-based compensation expense	(2,855)	(1,538)

Share-based compensation expense, net of tax, recognized in income	$5,389	$2,974

Stock Options

The Company measures the fair value of its share-based options by utilizing the Black-Scholes-Merton Single Option—Reduced Term valuation method which requires management to make various assumptions.

Changes in Assumptions

In the third quarter 2008, the Company reviewed and evaluated all the applicable assumptions used in the determination of fair value of our stock options. The evaluation resulted in changes to our assumptions which were applied to the Company’s annual 2008 stock options granted during the third and fourth quarters of 2008.

Expected Term. We estimate the expected term based on “historical exercise behavior.” We analyzed stock option exercise activities from January 1, 1994, which is the most practically feasible date regarding the records maintained in our system, to the valuation date. We calculated the expected term based on the total of options exercised, unvested options cancelled and options exercisable. The resulting expected term was determined to be four years. The Company’s management believes that this revised expected term better represents our stock options exercise behavior.

Volatility. Volatility was determined based on daily price observations over the expected term of four years.

Risk Free Interest Rate. Risk free interest rate was determined using the average of the published zero-coupon Treasury bond rates with remaining terms of three and five years ending on the valuation date.

The assumptions used to determine the fair value of stock options granted are as follows:

	For the Year Ended December 31,
	2008	2007	2006
Expected term (years)	4.00	4.50-6.00	6.00
Volatility	45.08%	40.78%-45.00%	45.00%
Risk free interest rate	1.16%-3.34%	3.38%-5.30%	4.22%-5.22%

A summary of our stock option activity and related information is set forth below:

	Stock Options Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2007	659,108	$25.61
Granted	202,560	$47.81
Exercised	(85,870)	$49.62
Forfeited	(30,060)	$40.15

Balance at December 31, 2008	745,738	$31.98	6.19	$(12,530)

Exercisable(1)	399,517	$20.91	5.69	$(2,290)

(1)	Represents vested shares less the estimated forfeiture rate.

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands, except for weighted average grant date fair value)
Weighted average grant date fair value of stock options granted	$18.18	$18.46	$17.61
Total fair value of stock options vested	$2,616	$1,774	$451
Total intrinsic value of stock options exercised	$2,752	$12,681	$10,466

As of December 31, 2008, there was $4.9 million of unrecognized compensation cost, including estimates of forfeitures, related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock

During 2008, our Board of Directors authorized the issuance of an aggregate of 281,570 shares of restricted stock under NATCO’s 2001, 2004 and 2006 long-term incentive compensation plans. Of these shares, (1) an aggregate of 36,400 were issued to new employees, with restrictions to lapse following three years of employment, (2) an aggregate of 12,500 were issued to the non-employee directors with restrictions to lapse in one year and (3) an aggregate of 232,670 were issued to officers and key employees, with restrictions to lapse in July 2011. Restrictions as to all of such shares may lapse sooner on death or disability of the recipient, retirement from the Board after age 68 (in the case of directors) or on the occurrence of a Corporate Change (as defined in each plan). The shares are subject to forfeiture if the recipient terminates his or her service prior to the time the restrictions lapse.

A summary of our restricted stock activity and related information is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	225,611	$32.33
Granted	281,570	$48.92
Vested	(74,833)	$16.13
Forfeited	(21,335)	$44.06

Unvested at December 31, 2008	411,013	$46.03

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands, except weighted average grant-date fair value)
Weighted average grant date fair value of restricted stock granted	$48.92	$44.27	$32.47
Total fair value of restricted stock vested	$1,207	$1,075	$1,549
Total intrinsic value of restricted stock vested	$3,847	$2,278	$4,899

As of December 31, 2008, there was $12.7 million of total unrecognized compensation cost, including estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted average period of 2.1 years.

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

According to SFAS No. 123R, stock options and restricted stock could be anti-dilutive even if the shares were in-the-money. If anti-dilutive common shares related to stock options and restricted stock were included in our calculation, the impact would have been an increase of 65,533 shares and 340 shares, respectively, for the year ended December 31, 2008 and 53,692 shares and 23,569 shares related to stock options and restricted stock, respectively, for the year ended December 31, 2007. For the year ended December 31, 2006, there were would have been 99,407 shares and 5,133 shares related to stock options and restricted stock. At December 31, 2008, 2007 and 2006, the Company included 295,000 shares, 1.6 million shares, and 1.9 million shares respectively, issuable upon conversion of the Series B Redeemable Convertible Shares (“preferred shares”) in the calculation of the dilutive weighted average shares, as the inclusion of these shares were dilutive at the level of income of all four quarters and year-to-date 2008, 2007 and 2006.

The following table presents earnings per common share amounts computed using SFAS No. 128:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year Ended December 31, 2008
Net income	$35,097	—	—
Less: Preferred stock dividends accrued	(248)

Basic EPS:
Income available to common stockholders	$34,849	19,463	$1.79

Effect of dilutive securities:
Stock options	—	165	—
Restricted stock	—	62	—
Preferred stock dividends accrued	248	295	—

Diluted EPS:
Net income	$35,097	19,985	$1.76

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year Ended December 31, 2007
Net income	$46,325	—	—
Less: Preferred stock dividends accrued	(1,267)

Basic EPS:
Income available to common stockholders	$45,058	17,653	$2.55

Effect of dilutive securities:
Stock options	—	260	—
Restricted stock	—	86	—
Preferred stock dividends accrued	1,267	1,623	—

Diluted EPS:
Net income	$46,325	19,622	$2.36

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
	As Adjusted (Note 3)
Year Ended December 31, 2006
Net income	$37,712
Less: Preferred stock dividends accrued	(1,500)

Basic EPS:
Income available to common stockholders	$36,212	16,904	$2.14

Effect of dilutive securities:
Stock options	—	361	—
Restricted stock	—	68	—
Preferred stock dividends accrued	1,500	1,922	—

Diluted EPS:
Net income	$37,712	19,255	$1.96

(18) Related Parties

During the years ended December 31, 2008 and 2007, we did not guarantee obligations for any related party, other than our majority-owned subsidiaries. There are no debt obligations of related parties, for which we have responsibility, excluded from our balance sheet. We hold a minority interest in two entities, and in the future may be asked to guarantee certain of their obligations, consistent with our interest in such entities, and on a joint and several basis with other parties to the entities.

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

Effective January 1, 2008, we realigned our financial segment reporting. Periods prior to 2008 have been restated to reflect the basis of segmentation presented below.

•

Integrated Engineered Solutions: This segment includes our global built-to-order project business and related activities featuring our oil, water and gas technologies, as well as the Company’s West Texas CO2 processing facility.

•

Standard & Traditional: This segment includes sales and related activities associated with the sale of standard and traditional oil and gas wellhead processing equipment, as well as aftermarket parts sales and associated services, primarily in the Americas.

•

Automation & Controls: This segment includes fabrication and sales of control panels and packaged automation systems, as well as field services associated with repair, maintenance, inspection and testing of onshore and offshore control systems.

NATCO allocates corporate and other expenses to each of the reporting segments based on headcount, total assets and revenue. Corporate assets are allocated to the segments based on the total assets of the segment. The accounting policies of the segments are consistent with the policies used to prepare the Company’s consolidated financial statements for the respective periods presented, as described in Note 2, Summary of Significant Accounting Policies. The Company evaluates the performance of its reporting segments based on income before depreciation and amortization expense, interest expense, interest income, other, net and income tax provision.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Integrated Engineered Solutions	Standard & Traditional	Automation & Controls	Eliminations	Total
	( in thousands)
December 31, 2008
Revenue from unaffiliated customers	$215,858	$352,377	$89,169	$—	$657,404
Inter-segment revenue	534	1,389	4,372	(6,295)	—
Segment profit	32,059	27,746	3,961	—	63,766
Total assets	209,778	261,858	36,530	—	508,166
Capital expenditures	11,212	17,999	3,334	—	32,545
Depreciation and amortization	3,926	6,407	747	—	11,080
December 31, 2007
Revenue from unaffiliated customers	$219,549	$240,997	$109,569	$—	$570,115
Inter-segment revenue	582	1,176	4,354	(6,112)	—
Segment profit	43,908	17,649	16,217	—	77,774
Total assets	219,748	158,654	45,311	—	423,713
Capital expenditures	4,418	10,041	884	—	15,343
Depreciation and amortization	2,808	2,751	581	—	6,140
December 31, 2006
As Adjusted (Note 3)
Revenue from unaffiliated customers	$206,071	$226,799	$86,171	$—	$519,041
Inter-segment revenue	62	7,593	4,450	(12,105)	—
Segment profit	33,546	19,710	11,891	—	65,147
Total assets	172,542	114,187	35,644	—	322,373
Capital expenditures	2,192	3,786	598	—	6,576
Depreciation and amortization	2,913	2,167	414	—	5,494

The following table reconciles total segment profit to net income:

	For the Years Ended December 31,
	2008	2007	2006
			As Adjusted (Note 3)
	( in thousands)
Total segment profit	$63,766	$77,774	$65,147
Depreciation and amortization	11,080	6,140	5,494
Interest expense	741	355	2,135
Interest income	(959)	(2,219)	(532)
Other, net	(1,110)	1,954	977

Net income before income taxes	$54,014	$71,544	$57,073
Income tax provision	18,917	25,219	19,361

Net income	$35,097	$46,325	$37,712
Preferred stock dividends	248	1,267	1,500

Net income available to common stockholders	$34,849	$45,058	$36,212

The geographic data for the Company’s continuing operations for the years ended December 31, 2008, 2007 and 2006 were as follows:

	United States	Canada	United Kingdom	Japan	Other	Consolidated
December 31, 2008
Revenue from unaffiliated customers	$499,212	$59,725	$45,256	$40,887	$12,324	$657,404
Long-lived assets	154,946	10,099	48,141	1,358	21,888	236,432
December 31, 2007
Revenue from unaffiliated customers	$437,753	$48,731	$62,801	$12,079	$8,751	$570,115
Long-lived assets	69,833	11,731	48,562	150	28,784	159,060
December 31, 2006
Revenue from unaffiliated customers	$361,997	$54,319	$73,596	$16,103	$13,026	$519,041
Long-lived assets	59,311	9,455	48,025	20	77	116,888

Revenue and results of operations are presented based on origination of bookings for purposes of this geographic presentation and do not necessarily reflect the destination to where the equipment is ultimately delivered.

(20) Quarterly Data (unaudited)

The following tables summarize quarterly information for the years ended December 31, 2008 and 2007:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2008
Revenue, net	$151,970	$160,398	$159,267	$185,769
Gross profit	46,375	44,140	43,422	54,811
Net income available to common stockholders	9,605	6,193	5,568	13,483
Earnings per share—Basic	0.52	0.32	0.28	0.68
Earnings per share—Diluted	0.50	0.31	0.28	0.68
2007
Revenue, net	$127,429	$140,694	$145,191	$156,801
Gross profit	36,094	40,588	42,095	44,762
Net income available to common stockholders	8,402	11,767	12,081	12,808
Earnings per share—Basic	0.49	0.68	0.67	0.70
Earnings per share—Diluted	0.45	0.62	0.63	0.66

(21) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which became effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures of fair value instruments. The Company adopted SFAS No. 157 on January 1, 2008, and there was no material impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure eligible items at fair value at specified election dates. If it elects to adopt the standard, a business entity shall report unrealized gains and losses on items for which the fair value has been elected in earnings at each subsequent reporting date. The Company adopted SFAS No. 159 on January 1, 2008 and elected not to measure eligible items at fair value as defined in this pronouncement.

In December 2007, the FASB issued SFAS No. 141(Revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations,” effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. SFAS No. 141(R) changed the method of applying the acquisition method of accounting in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). The Company adopted SFAS No. 141(R) on January 1, 2009; however, this pronouncement is applied prospectively to business combinations for acquisitions that occur after the guidance becomes effective. The impact to the Company will depend on the nature, terms, and size of business combinations completed after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The Company adopted SFAS No. 160 on January 1, 2009. Beginning with our 2009 interim reporting periods, we will present noncontrolling interest (minority interest) as a separate component of shareholders’ equity as well as comply with all other reporting and disclosure requirements for current and comparative periods.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease classification or Measurement under Statement 13” (“FSP No. 157-1”). FSP No. 157-1 amends SFAS No. 157 to exclude FASB Statement No. 13 (“SFAS No. 13”), “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141(R) regardless of whether those assets and liabilities are related to leases. FSP No. 157-1 is effective upon the initial adoption of SFAS No. 157. The Company adopted SFAS No. 157 on January 1, 2008, and there was no impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). This FSP defers the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within its scope. FSP No. 157-2 is effective upon issuance date of February 12, 2008. The Company adopted FSP No. 157-2 on February 12, 2008, and there was no impact on the Company’s consolidated results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161”). This Statement amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted SFAS No. 161 on January 1, 2009. As this pronouncement provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”), which shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. This FSP amends paragraph 11(d) of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), so that an entity will use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142, even when there is likely to be substantial cost or material modifications. The FSP intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. The Company adopted FSP No. FAS 142-3 on January 1, 2009 and does not expect the adoption to have a material impact on the Company’s consolidated results of operations, financial position or cash flows; however, it could impact future transactions entered into by the Company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This pronouncement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of business entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to result in a change in current practice and the Company will adopt SFAS No. 162 on its effective date.

In November 2008, the FASB ratified the consensus reached in EITF 08-06, “Equity Method Investment Accounting Considerations” (“EITF 08-06”). EITF 08-06 was issued to address questions regarding the application of the equity method subsequent to the issuance of FAS 141(R). EITF 08-06 concluded that equity method investments should continue to be recognized using a cost accumulation model, thus continuing to include transaction costs in the carrying amount of the equity method investment. In addition, EITF 08-06 clarifies that an impairment assessment should be applied to the equity method investment as a whole, rather than to the individual assets underlying the investment. EITF 08-06 is effective for fiscal years beginning on or after December 15, 2008. The Company is in the process of evaluating the impact of EITF 08-06, if any, on the Company’s consolidated results of operations, financial position and cash flows and will adopt it on its effective date, January 1, 2009.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP No. FAS 140-4” and “FIN 46R-8”). This pronouncement increases disclosure requirements for public companies and is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier application encouraged. The FSP amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The Company is in the process of evaluating the impact of FSP No. 140-4 and FIN 46R-8, if any, on the Company’s consolidated results of operations, financial position and cash flows and will adopt it on its effective date, January 1, 2009.

(22) Acquisitions

In January 2008, the Company acquired Linco-Electromatic, Inc., a US-based company for a total cost of approximately $23.7 million, including $300,000 of acquisition related costs and net of approximately $700,000 cash acquired. Linco designs, manufactures, distributes and services an extensive line of equipment used to measure oil and natural gas in custody transfer and is included in our Standard & Traditional reporting segment. The results for Linco have been included in our consolidated financial results since February 2008.

In September 2008, the Company acquired Connor Sales Company, Inc., based in Williston, North Dakota, for a total cost of approximately $34.9 million in cash, net of approximately $800,000 cash acquired and $1.5 million of certain adjustments. Connor provides oil field equipment and services to customers in the Williston Basin and Bakken Oil Shale of North Dakota and is included in our Standard & Traditional reporting segment. The results for Connor have been included in our consolidated financial results since September 2008.

There is approximately $30.7 million assigned to goodwill related to these acquisitions and it is not expected to be deductible in our consolidated US income tax returns.

The preliminary purchase price allocation resulted in identifying amortizable intangible assets and their initial weighted average lives for these acquisitions, which are as follows:

	(unaudited) (in thousands)	Life
Customer relationships	$15,941	20 years
Trade names	2,805	15 years
Non-compete agreements	1,828	3 years

Total	$20,574

Supplemental Pro Forma Data (Unaudited)

The following unaudited pro forma condensed combined financial statements gives effect to the acquisition of Linco and Connor, accounted for as a business combination using the purchase method of accounting as if the transactions had occurred at the beginning of 2007, respectively. These unaudited pro forma combined financial statements are not intended to represent or be indicative of the results of operations in future periods or the results that actually would have been realized had Linco, Connor, and NATCO been a combined company during the specified period.

	Years Ended December 31,
	2008	2007
Pro forma revenue	$679,762	$632,430
Pro forma net income	$39,428	$51,862
Pro forma net income per share:
Basic:	$2.03	$2.94
Diluted:	$1.97	$2.64

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

As of December 31, 2008, we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the design and operation effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of such disclosure controls and procedures are met.

As part of our evaluation, we considered a previously-reported material weakness that led to the conclusion the Company’s disclosure controls and procedures were not effective as of December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008. This material weakness related to matters concerning an internal review by outside counsel, on behalf of the Audit Committee, into certain payments made in a foreign jurisdiction in which the Company operates, which may present issues under the Foreign Corrupt Practices Act and a review of operations in several other jurisdictions in which the Company does business. Based on the review, which is now complete, the Chief Executive Officer and Chief Financial Officer previously concluded that the Company did not maintain an effective Foreign Corrupt Practices Act compliance program, and that the Company’s policies and procedures were not sufficient to give reasonable assurance that matters involving potential violations of the FCPA were appropriately identified, reported, and evaluated. As a result of this material weakness, payments were made that were not in accordance with the Company’s policies and procedures.

During 2008, the Company implemented changes in its disclosure controls and procedures and internal control over financial reporting in order to give greater assurance of future compliance with the requirements of the FCPA, and to assure that potential FCPA compliance issues are appropriately identified, reported, and evaluated in the future. As part of that implementation process, the Company has taken remediation actions including the following:

•	Implementation of appropriate personnel action including, in certain instances, termination of employment;

•	Adoption of an amended Business Ethics Policy and FCPA Compliance Policy;

•	Implementation of new guidelines regarding the retention of third party agents;

•	Appointment of a new, full-time Compliance Officer to facilitate implementation and maintenance of compliance policies, procedures, training, reporting, and internal reviews; and

•

Implementation of Company-wide, intensive training of its personnel as to the requirements of the FCPA, including training with respect to those areas of Company operations most likely to raise potential FCPA issues

In addition to the foregoing, the Company is presently in the process of implementing an Oracle Enterprise Business System to improve internal control over transaction processing globally.

As a result of these and other changes, management has concluded that the Company’s FCPA compliance program was effective at December 31, 2008. Further, management believes that the Company’s policies and procedures in effect at the end of 2008 are sufficient to give reasonable assurance that matters involving potential violations of the FCPA are appropriately identified, reported and evaluated.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this item will be contained under the captions “Board of Directors,” “Miscellaneous—Section 16 (a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Directors and Executive Officers” in our 2009 annual meeting proxy statement to be filed within 120 days of December 31, 2008, and is incorporated into this document by reference.

Item 11.	Executive Compensation

Except as specified in the following sentence, the information called for by this item will be contained under the captions “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Committee Reports—Governance, Nominating & Compensation Committee Report” in our 2009 annual meeting proxy statement to be filed within 120 days of December 31, 2008 and is incorporated into this document by reference. Information in our 2009 proxy statement not deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission under its rules, including the Report of the Governance, Nominating & Compensation Committee on Executive Compensation and the Report of the Audit Committee is not deemed to be incorporated by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this item will be contained under the caption “Security Ownership of Management and Principal Stockholders” in our 2009 annual meeting proxy statement to be filed within 120 days of December 31, 2008 and is incorporated into this document by reference.

Item 13.	Certain Relationships And Related Transactions, and Director Independence

The information called for by this item will be contained under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in our 2009 annual meeting proxy statement to be filed within 120 days of December 31, 2008, and is incorporated into this document by reference.

Item 14.	Principal Accountant Fees And Services

The information called for by this item will be contained under the caption “Audit Committee Report” in our 2009 annual meeting proxy statement to be filed within 120 days of December 31, 2008, and is incorporated into this document by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Schedule II: Valuation and Qualifying accounts

All other schedules are omitted because they are not required or because the required information is included in the financial statements or notes thereto.

Schedule II—Valuation and Qualifying Accounts

The table below presents valuation and qualifying accounts for continuing operations.

Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Charged to Other Accounts(2)	Deductions(3)	Balance at End of Period
	(in thousands)
Year ended December 31, 2008:
Allowance for uncollectible accounts receivable	$1,435	$1,198	$(157)	$(386)	$2,090

Year ended December 31, 2007:
Allowance for uncollectible accounts receivable	$1,183	$633	$41	$(422)	$1,435

Year ended December 31, 2006:
Allowance for uncollectible accounts receivable	$1,123	$695	$6	$(641)	$1,183

(1)	Represents the net provision for allowance for uncollectible accounts receivable.
(2)	Represents the foreign currency translation.
(3)	Represents the amounts written off against the reserve.

(3) Exhibits

Exhibit Index

Exhibit Number	Description

3.1

—Restated Certificate of Incorporation of the Company, as amended by Certificate of Amendment dated November 18, 1998 and Certificate of Amendment dated November 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement No. 333-48851 on Form S-1)

3.2	—Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-48851 on Form S-1)

3.3	—Amended and Restated By-laws of the Company as of May 8, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 14, 2008)

3.4	—Amended and Restated Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 15, 2006)

4.1	—Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-48851 on Form S-1)

4.2

—Amended and Restated Rights Agreement between NATCO Group Inc. and Mellon Investor Services L.L.C. (including From of Right Certificate, attached as Exhibit A thereto) (incorporated by reference to the Company’s Form 8-A/A (Amendment No. 2) filed with the Securities and Exchange Commission on May 14, 2008) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 14, 2008)

4.3

—Registration Rights Agreement by and between Lime Rock Partners II, L.P. and NATCO Group Inc. dated March 25, 2003 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 27, 2003)

4.4

—Consent to transfer letter dated April 7, 2006 confirming, among other things, the assignment of Lime Rock Partners II, L.P.’s rights and benefits under the Registration Rights Agreement dated March 25, 2003 (incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K filed March 14, 2007)

10.1

—Loan Agreement dated as of July 12, 2006 among NATCO Group Inc., as US Borrower, NATCO Canada, Ltd., as Canadian borrower, Axsia Group Limited, as UK Borrower, Wells Fargo Bank, National Association, as US Agent and Lead Arranger , HSBC Bank Canada, as Canadian Agent, HSBC Bank PLC, as UK Borrower, Bank of America, N.A. as Syndications Agent, and the other lenders now or hereafter parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 14, 2006)

10.2

—First Amendment to Loan Agreement dated December 23, 2008 among NATCO Group Inc., as US Borrower, NATCO Canada, Ltd., as Canadian borrower, Axsia Group Limited, as UK Borrower, Wells Fargo Bank, National Association, as US Agent, HSBC Bank Canada, as Canadian Agent, HSBC Bank PLC, as UK Agent and the lenders now or hereafter parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 31, 2008)

10.3

—Loan Agreement Ex-Im Bank-Guaranteed Revolving Line of Credit entered into as of June 15, 2007 from Bank of America, N.A. to NATCO Group Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on March 17, 2008).

10.4

—Security Agreement (Ex-Im Bank Guaranteed Revolving Line of Credit) dated as of June 15, 2007, by and among NATCO Group Inc, National Tank Company and Total Engineering Services Team, Inc., and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed on March 17, 2008).

1

Exhibit Number	Description

10.5[2]	—Directors Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-48851 on Form S-1).

10.6[2]	—Amendment of Directors Compensation Plan (incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.7[2]	—Form of Nonemployee Director’s Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No. 333-48851 on Form S-1)

10.8[2]	—Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement No. 333-48851 on Form S-1)

10.9[2]

—Executive Employment Agreement between NATCO Group Inc. and John U. Clarke dated as of January 1, 2008 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed on March 17, 2008).

10.10[2]

—Executive Employment Agreement between NATCO Group Inc. and Patrick M. McCarthy dated as of January 1, 2008 (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on March 17, 2008).

10.11[2]	—Form of Non-employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004)

10.12[2]

—Form of Restricted Stock Agreement entered into between NATCO Group Inc. and certain executive officers on June 13, 2005 (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005)

10.13[2]

—Form of [Amended and Restated] Senior Management Change in Control and Severance Agreement between the Company and each of the identified executives (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 26, 2006)

10.14[2]	—2006 Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 from Form 8-K filed June 26, 2006)

10.15[2]	—2006 Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed June 26, 2006)

10.16[2]	—2006 Form of Performance Unit Plan Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.17[2]

—Supplemental Severance Pay Plan and Summary Plan Description for Exempt Employees effective December 31, 2007 (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on March 17, 2008).

10.18[2]	—Severance Pay Plan and Summary Plan Description effective December 31, 2007 (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on March 17, 2008).

10.19[2]	—Form of Nonstatutory Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 8, 2007)

10.20[2]	—Form of Nonstatutory Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 8, 2007)

10.21[2]	—Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 8, 2007)

10.22[2]	—Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 8, 2007)

2

Exhibit Number	Description

10.23[2]	—Form of Performance Unit Plan Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed June 8, 2007)

10.24[2]

—Form of Amendment to 2006 Form of Performance Unit Plan Agreement effective December 31, 2007 (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K filed on March 17, 2008).

21.1[1]	— List of Subsidiaries.

23.1[1]	—Consent of Independent Registered Public Accounting Firm.

31.1[1]	—Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 USC. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[1]	—Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 USC. §7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[1]	—Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 USC. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Included with this annual report.
[2]	Management contracts or compensatory plans or arrangements.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 2nd day of March 2009.

NATCO GROUP INC.
(Registrant)

By:	/S/ JOHN U. CLARKE
John U. Clarke Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated, as of March 2, 2009.

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