Form 10-Q
period 2009-03-31
NATCO GROUP INC
filed 2009-05-07
CIK 1057693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Non-accelerated filer ☐
Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, the issuer had outstanding 19,916,480 shares of common stock, par value $0.01 per share.

NATCO GROUP INC.

FORM 10-Q

Quarterly Report For the Quarter Ended March 31, 2009

PART I—FINANCIAL INFORMATION

Item  1. Financial Statements

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,348	$17,698
Trade accounts receivable, less allowance for doubtful accounts of $2,039 and $2,090 as of March 31, 2009 and December 31, 2008, respectively	106,332	146,127
Costs and estimated earnings in excess of billings on uncompleted contracts	43,241	31,237
Inventories, net	58,259	58,163
Deferred income tax assets, net	8,089	8,077
Prepaid expenses and other current assets	8,547	9,724

Total current assets	245,816	271,026
Property, plant and equipment, net	87,004	77,016
Goodwill, net	129,245	127,389
Deferred income tax assets, net	785	708
Intangible and other assets, net	28,000	32,027

Total assets	$490,850	$508,166

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and other	$61,757	$76,253
Accrued expenses	52,146	52,202
Billings on uncompleted contracts in excess of costs and estimated earnings	51,317	51,131
Income taxes payable	3,025	5,675

Total current liabilities	168,245	185,261
Long-term deferred tax liabilities	12,674	12,250
Long-term debt	—	13,000
Postretirement benefits and other long-term liabilities	10,660	9,689

Total liabilities	191,579	220,200
Commitments and contingencies (See Note 9, Contingencies)
NATCO Group Inc. stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares (of which 500,000 are designated as Series A ); no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 20,250,914 and 20,242,414 shares issued as of March 31, 2009 and December 31, 2008, respectively	203	203
Additional paid-in-capital	161,980	159,193
Retained earnings	145,310	136,588
Treasury stock, 337,934 and 321,274 shares as of March 31, 2009 and December 31, 2008, respectively	(5,161)	(4,623)
Accumulated other comprehensive (loss) income	(5,208)	(4,923)

Total NATCO Group Inc. stockholders’ equity	297,124	286,438

Noncontrolling interests	2,147	1,528

Total stockholders’ equity	299,271	287,966

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$490,850	$508,166

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2009	2008
Revenue:
Products	$138,612	$122,428
Services	23,290	29,542

Total revenue	$161,902	$151,970
Cost of goods sold and services:
Products	$101,605	$89,856
Services	13,103	15,739

Total cost of goods sold and services	$114,708	$105,595

Gross profit	$47,194	$46,375
Selling, general and administrative expense	30,293	27,834
Depreciation and amortization expense	3,292	2,052
Interest expense	276	95
Interest income	(20)	(384)
Loss on unconsolidated investment	525	35
Other (income) expense, net	(1,293)	1,147

Income before income taxes and noncontrolling interests	$14,121	$15,596
Income tax provision	4,922	5,519

Net income	$9,199	$10,077
Less: Net income attributable to noncontrolling interests	477	224

Net income attributable to NATCO Group Inc.	8,722	9,853

Preferred stock dividends	—	248

Net income available to common stockholders	$8,722	$9,605

Earnings per share:
-Basic	$0.44	$0.52
-Diluted	$0.44	$0.49
Weighted average number of shares of common stock:
-Basic	19,523	18,367
-Diluted	19,622	19,825

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income attributable to NATCO Group Inc.	$8,722	$9,853
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	1,356	(599)
Depreciation and amortization expense	3,292	2,052
Non-cash interest expense	76	33
Share-based compensation expense	2,407	1,580
Excess tax benefit of share-based compensation	—	1
Noncontrolling interests	477	224
Loss from unconsolidated investment	525	35
Net periodic cost on postretirement benefit liability	(351)	(214)
Loss (Gain) on sale of property, plant and equipment	10	(27)
Change in assets and liabilities:
Decrease in trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	26,413	8,173
(Increase) decrease in inventories	(211)	818
Decrease (increase) in prepaid expense and other current assets	917	(3,787)
Decrease (increase) in long-term assets	285	(147)
Increase in long-term liabilities	1,416	1,771
(Decrease) increase in trade accounts payable and other and billings on uncompleted contracts in excess of costs and estimated earnings	(11,706)	2,204
Increase (decrease) in accrued expenses	1,173	(12,598)
(Decrease) increase in other income taxes	(1,911)	77

Net cash provided by operating activities	32,890	9,449

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(13,267)	(3,132)
Acquisitions, net of cash acquired	192	(22,980)
Proceeds from sales of property, plant and equipment	276	27

Net cash used in investing activities	(12,799)	(26,085)

Cash flows from financing activities:
Short-term borrowings	(13,000)	761
Proceeds from stock issuances related to stock options, net	—	129
Excess tax benefit of share-based compensation	(33)	16
Change in bank overdrafts	(1,476)	(3,918)
Dividends paid	—	(248)
Treasury shares acquired	(126)	(1,043)

Net cash used in financing activities	(14,635)	(4,303)

Effect of exchange rate changes on cash and cash equivalents	(1,806)	128

Increase (decrease) in cash and cash equivalents	3,650	(20,811)
Cash and cash equivalents at beginning of period	17,698	63,577

Cash and cash equivalents at end of period	$21,348	$42,766

Cash paid for interest	$224	$8
Cash paid for income taxes	$5,644	$6,969

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

The accompanying interim consolidated financial statements and related disclosures are unaudited and prepared by NATCO Group Inc. pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). As permitted by these regulations, certain information and footnote disclosures that would typically be required in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company’s management believes that these statements reflect all the normal recurring and non-recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filing for the year ended December 31, 2008 which includes a summary of our significant accounting policies and other disclosures. Effective January 1, 2009, we adopted FASB Statement No 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). See Note 8 for further discussion.

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

(2) Inventories – Inventories consisted of the following amounts:

	March 31, 2009	December 31, 2008
	(unaudited)
	(in thousands)
Finished goods	$19,473	$15,372
Work-in-process	20,675	26,854
Raw materials and supplies	33,294	32,803

Inventories at FIFO, LIFO and weighted average	73,442	75,029
Inventory reserves	(15,183)	(16,866)

Net inventories	$58,259	$58,163

The Company’s net inventories as of March 31, 2009 and December 31, 2008 by valuation method were:

	March 31, 2009	December 31, 2008
	(unaudited)
	(in thousands)
FIFO	$14,135	$13,098
Weighted average cost	849	873
LIFO	43,275	44,192

Net inventories	$58,259	$58,163

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Costs, Estimated Earnings and Billings on Uncompleted Contracts

	March 31, 2009	December 31, 2008
	(unaudited)
	(in thousands)
Costs incurred on uncompleted contracts	$294,985	$279,096
Estimated earnings	135,901	131,063
Foreign currency translation	2,224	1,749

	433,110	411,908
Billings to date	(441,186)	(431,802)

	$(8,076)	$(19,894)

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$43,241	$31,237
Billings on uncompleted contracts in excess of costs and estimated earnings	(51,317)	(51,131)

	$(8,076)	$(19,894)

Costs and estimated earnings to date in excess of billings on contracts in progress represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as trade accounts receivable. Unbilled revenue is reported as costs and estimated earnings in excess of billings on uncompleted contracts on the Company’s consolidated balance sheets. The timing of when we bill our customers is generally based on advance billing terms or contingent upon completion of certain phases of the work, as stipulated in the contract. Progress billings in trade accounts receivable at March 31, 2009 and December 31, 2008, are typically collected within one year. Cost of revenue includes direct contract costs such as material and labor, and indirect costs that are attributable to contract activity.

(4) Goodwill and Intangible Assets

Goodwill

Net goodwill by segment as of March 31, 2009 and December 31, 2008 was as follows:

	March 31, 2009	December 31, 2008
	(unaudited)
	(in thousands)
Integrated Engineered Solutions	$81,432	$80,682
Standard & Traditional	41,793	40,705
Automation & Controls	6,020	6,002

Total	$129,245	$127,389

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of goodwill were as follows (unaudited, in thousands):

Balance at December 31, 2008	$127,389
Goodwill associated with Connor Sales Company, Inc. acquisition	1,394
Foreign currency translation and other	462

Balance at March 31, 2009	$129,245

Based on testing performed by management, goodwill was not impaired as of December 31, 2008. During the three months ended March 31, 2009, no additional testing was performed as management noted no indications of goodwill impairment. The $1.4 million increase in goodwill was due to an adjustment in assigned fair value of the Connor Sales Company trade name associated with the integration of Connor Sales Company following the acquisition made in the third quarter of 2008 resulting in a reduction in the value of our Intangible Assets (see below).

Intangible Assets

Intangible assets subject to amortization as of March 31, 2009 and December 31, 2008 were:

	As of March 31, 2009		As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited)
		(in thousands)
Deferred financing fees	$1,386	$731	$1,372	$655
Patents and trademarks	6,161	890	8,054	639
Customer lists	19,974	1,107	19,926	844
Other	4,335	2,639	4,705	2,101

Total	$31,856	$5,367	$34,057	$4,239

Amortization and interest expense related to deferred financing fees, patents and other of $1.1 million and $270,000 were recognized for the three months ended March 31, 2009 and 2008, respectively.

(5) Warranty Costs

The following table presents the changes in the Company’s aggregate product warranty liability for the three months ended March 31, 2009 and the year ended December 31, 2008:

	March 31, 2009	December 31, 2008
	(unaudited)
	(in thousands)
Beginning balance	$4,658	$3,265
Provision for warranties issued during period	1,028	3,473
Adjustments to warranties issued in prior periods	(129)	(134)
Payments during period	(917)	(1,832)
Foreign currency adjustments	(63)	(114)

Ending balance	$4,577	$4,658

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Income Taxes

The effective income tax rate on net income attributable to NATCO, for the three months ended March 31, 2009 was 34.5%. The effective income tax rate was less than the rate that would have resulted from applying the US federal statutory tax rate primarily due to the impact of foreign statutory income tax rate differentials and permanent differences.

Effective January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” As of December 31, 2008 and March 31, 2009, the Company reserved for a liability of $920,000 for unrecognized tax benefits related to various federal income tax matters. If recognized, the entire amount of the liability would affect our effective tax rate. We believe that current tax positions that have resulted in unrecognized tax benefits will not significantly increase or decrease within the next year. Any interest and penalties that may be incurred as part of this liability would be recognized as a component of interest expense and other expense, respectively. No interest or penalty expenses have been recognized as of March 31, 2009. The Company’s US federal tax returns currently open to audit by the Internal Revenue Service relate to the years ended December 31, 2005 through 2007.

(7) Debt

As of March 31, 2009, the Company had available capacity under our credit facilities of $108.2 million. The Company’s existing credit facilities are discussed below. For further discussion of our credit facilities, see the Company’s 2008 Annual Report on Form 10-K.

In July 2006, the Company entered into a revolving credit facility agreement with a maturity of June 30, 2011 and a total borrowing capacity of $85.0 million which was increased to $137.7 million on December 23, 2008. Funds available under the credit facility can be used for working capital needs, general corporate purposes, acquisitions, and to issue letters of credit, guarantees and bonds up to $100.0 million. The Company pays commitment fees on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA. At March 31, 2009, the Company paid commitment fees of 0.4% of the undrawn portion of the facility. Availability under our credit facility is reduced by the amount of borrowings and outstanding letters of credit. As of March 31, 2009, there were no borrowings and $38.7 million in letters of credit outstanding under this facility. Total available borrowing capacity under this facility at March 31, 2009 was $99.0 million.

In June 2007, the Company entered into an export sales credit facility with total borrowing capacity of $10.0 million. The facility, which will expire on June 15, 2010, is partially guaranteed by the US Export-Import Bank and is subject to certain borrowing base limitations. Interest on borrowings under the facility is either (1) the lender’s prime rate less 0.5% or (2) the London Interbank Offered Rate plus 1.35%, at the Company’s election. Availability under this credit facility is reduced by the amount of borrowing and outstanding letters of credit. As of March 31, 2009, there were no borrowings and $771,000 in letters of credit outstanding under this facility. Total borrowing capacity under this facility at March 31, 2009 was $9.2 million.

The letters of credit, which support various contract performance and warranties, expire at various dates through April 1, 2014. Fees related to these letters of credit were approximately 2.5% and 0.875% for the revolving credit facility and export sales credit facility, respectively, at March 31, 2009. At March 31, 2009, the Company also had unsecured letters of credit and bonds totaling approximately $2.2 million related to its international subsidiaries.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Noncontrolling Interests

On January 1, 2009, we adopted SFAS No. 160. This standard amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 has changed the accounting and reporting for minority interests by re-characterizing them as noncontrolling interests and classifying them as a component of Equity in our consolidated balance sheet and requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of operations. The presentation and disclosure requirements of SFAS 160 require retrospective application to all prior periods presented.

SFAS 160 also requires enhanced disclosures to clearly distinguish between our interests and the interests of noncontrolling owners. Our noncontrolling interests relates to two international subsidiaries (in Japan and Angola) and one subsidiary in the US (a pilotless burner system company), which we control and consolidate. Upon adoption of SFAS 160, we have presented the noncontrolling interest in these three subsidiaries as equity on our consolidated balance sheets as of March 31, 2009 and December 31, 2008 and presented net income attributable to noncontrolling interests separately on our consolidated statements of operation for the quarters ended March 31, 2009 and 2008. Prior year amounts were previously included in mezzanine equity and selling, general & administrative expense on our consolidated balance sheets and consolidated statements of operation, respectively. The effect at December 31, 2008 was a reduction in the reported noncontrolling interest in mezzanine equity of $1.5 million, which was subsequently reclassified as a component of equity. No changes in the ownership interests of these subsidiaries occurred during the quarter ended March 31, 2009.

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has taken a number of important steps to enhance its internal controls over compliance. The Company added staffing, restructured its organization, increased training and awareness and improved communications throughout the organization. The Company has taken, or is undertaking, remedial actions to assure that record keeping is compliant with all laws and regulations of the jurisdictions in which we operate.

During the quarter ended March 31, 2009, we incurred approximately $500,000 for legal and other professional services related to compliance matters. We have expended a total of approximately $11.0 million on such costs to date for these matters. Although we do not expect these matters to have a material adverse effect on our business or financial condition, we can give no assurance to that effect. However, the fees incurred related to contingencies had an impact on our cash flows and liquidity in this and prior quarters during 2008 and may continue to do so in the future.

(10) Litigation

In the reporting period in which an unfavorable outcome of litigation becomes probable and estimable, we accrue for the amount in our financial statements, according to the requirements of Statements of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” The Company did not have any material litigation pending at March 31, 2009.

NATCO and its subsidiaries are defendants or otherwise involved in an internal review and related SEC inquiry as discussed in Note 9, Contingencies, as well as a number of other legal proceedings in the ordinary course of their business. While we insure against the risk of certain liabilities to the extent deemed prudent by our management, we can offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or future legal proceedings related to our business activities. Further, to the extent matters arise from time to time are not covered by insurance, the Company may incur legal costs, settlement payments or judgments in excess of our accruals that may adversely impact our business, financial condition, results of operations or liquidity. Although we cannot predict the outcome of any legal proceedings with certainty, in the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on our business, financial condition, results of operations or cash flow.

(11) Share-Based Compensation

As of March 31, 2009, the Company had 254,996 shares available for future awards under its long-term incentive compensation plans. The Company may elect to issue new shares or treasury shares, if any, under its long-term incentive compensation plans.

The components of total share-based compensation expense, related to all of the Company’s share-based options and awards recognized for the three months ended March 31, 2009 and 2008, were:

	For the Three Months Ended March 31,
	2009	2008
	(unaudited, in thousands)
Total share-based compensation expense	$2,407	$1,580
Tax benefit of share-based compensation expense	(846)	(551)

Share-based compensation expense, net of tax, recognized in income	$1,561	$1,029

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company granted a total of 15,000 shares of restricted stock and 25,000 stock options to certain key employees during the three-month period ending March 31, 2009. There were no changes in methods or assumptions used to measure share-based awards, and there was no significant impact of share-based arrangements on the Company’s cash flow for the three-month period ended March 31, 2009.

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

The Company computes incremental shares according to the requirements of SFAS No. 123R, “Share-Based Payment.” The assumed proceeds include the windfall tax benefit related to unrecognized compensation expense. If anti-dilutive common shares related to stock options and restricted stock was included in our calculation, the impact would have been an increase of approximately 635,900 shares and 55,800 shares, in the three months ended March 31, 2009 and 2008, respectively.

For the quarters ended on March 31, 2009 and 2008, the Company included zero and 1.3 million shares, respectively, issuable upon conversion of series B convertible preferred shares in the calculation of the diluted weighted average shares, as the inclusion of these shares was dilutive at the level of income for the periods. The preferred shares were converted into common shares on March 25, 2008.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2009 we adopted FSP EITF No. 03-6-1, which requires us to include all restricted stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, we have included all of these outstanding restricted stock awards in our calculation of basic and diluted EPS for current and prior periods. FSP EITF No. 03-6-1 also requires additional disclosure of EPS for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards of retirement eligible employees. Undistributed earnings represent earnings that were available for distribution but were not distributed. There were no dividends declared or paid on our common stock for the three months ended, March 31, 2009 and 2008:

The following table presents the computation of basic and diluted earnings per common and potential common share for the three months ended March 31, 2009 and 2008, respectively:

	For the Three Months Ended March 31, 2009			For the Three Months Ended March 31, 2008
	Income	Weighted Average Shares Outstanding	Per Share Amount	Income	Weighted Average Shares Outstanding	Per Share Amount
	(unaudited; in thousands, except earnings per share amounts)
Net income attributable to NATCO Group Inc.	$8,722			$9,853
Undistributed earnings allocated to restricted shares(1)	(178)			(129)
Convertible preferred stock dividends accrued	—			(248)

Basic EPS:
Income available to common stockholders	$8,544	19,523	$0.44	$9,476	18,367	$0.52

Effect of dilutive securities:
Undistributed earnings allocated to restricted shares	178			129
Stock options	—	99		—	188
Undistributed earnings reallocated to restricted shares	(177)			(128)
Convertible preferred stock	—	—		248	1,270

Diluted EPS:
Net income available to common stockholders	$8,545	19,622	$0.44	$9,725	19,825	$0.49

(1)

The adoption of FSP EITF No. 03-6-01 resulted in net income attributable to restricted stock of approximately 406,000 shares was $178,000 or $0.44 per share for both basic and fully diluted shares for the quarter ender March 31, 2009. Net income attributable to restricted stock of approximately 250,000 shares was $129,000 or $0.52 per share for both basic and fully diluted shares for the quarter ended March 31, 2008.

(13) Industry Segments

NATCO’s financial reporting segments are Integrated Engineered Solutions, Standard & Traditional and Automation & Controls.

•

Integrated Engineered Solutions: This segment includes our global engineered solutions project business and related activities featuring our oil, water and gas technologies, as well as the Company’s West Texas CO2 processing facility.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NATCO allocates corporate and other expenses to each of the reporting segments based on headcount, total assets and revenue. Corporate assets are allocated to the segments based on the relative usage and the total net fixed assets of the segments. The accounting policies of the segments are consistent with the policies used to prepare the Company’s consolidated financial statements for the respective periods presented, as described in Note 2, Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2008. The Company evaluates the performance of its reporting segments based on segment profit, defined as income before depreciation and amortization expense, interest expense, interest income, other, net and income tax provision.

The following table shows summarized financial information concerning the Company’s reportable segments:

	Integrated Engineered Solutions	Standard & Traditional	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)
Three Months Ended March 31, 2009
Revenue from unaffiliated customers	$60,878	$82,952	$18,072	$—	$161,902
Inter-segment revenue	$—	$564	$1,022	$(1,586)	$—
Segment profit	$9,886	$6,192	$(507)	$—	$15,571
Total assets	$216,766	$240,762	$33,322	$—	$490,850
Capital expenditures	$3,661	$8,491	$491	$—	$12,643
Depreciation and amortization	$1,052	$2,006	$234	$—	$3,292

Three Months Ended March 31, 2008
Revenue from unaffiliated customers	$54,833	$70,197	$26,940	$—	$151,970
Inter-segment revenue	$48	$688	$1,303	$(2,039)	$—
Segment profit	$8,288	$5,410	$4,429	$—	$18,127
Total assets	$204,494	$187,670	$38,705	$—	$430,869
Capital expenditures	$1,429	$3,173	$654	$—	$5,256
Depreciation and amortization	$993	$900	$159	$—	$2,052

The following table reconciles total segment profit to income before income taxes and noncontrolling interests:

	For the Three Months Ended March 31,
	2009	2008
	(unaudited, in thousands)
Total segment profit	$15,571	$18,127
Noncontrolling interests expense	(805)	(379)
Interest expense	276	95
Interest income	(20)	(384)
Depreciation and amortization	3,292	2,052
Other, net	(1,293)	1,147

Income before income taxes and noncontrolling interests	$14,121	$15,596

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) Defined Contribution Plans

During the quarter ended March 31, 2009, the Company made contributions aggregating $1.0 million to the Company’s defined contribution plans maintained in the US, Canada, Norway and the UK.

(15) Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company adopted SFAS No. 160 on January 1, 2009. Beginning with our 2009 interim reporting periods, we will present noncontrolling interest (minority interest) as a separate component of shareholders’ equity and will comply with all other reporting and disclosure requirements for current and comparative periods.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This Statement amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted SFAS No. 161 on January 1, 2009. As this pronouncement provides only disclosure requirements, the adoption of this standard does not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”), which shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This FSP amends paragraph 11(d) of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), so that an entity will use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142, even when there is likely to be substantial cost or material modifications. The purpose of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other US generally accepted accounting principles. The Company adopted FSP No. FAS 142-3 on January 1, 2009 and does not have a material impact on the Company’s consolidated results of operations, financial position or cash flows; however, it could impact future transactions entered into by the Company.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” effective for fiscal years beginning after December 15, 2008, and interim periods within those years. This FSP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share.” Upon adoption, all previously reported EPS data should be adjusted retrospectively to conform to the requirements of the FSP. The Company adopted EITF 03-6-1 on January 1, 2009 and it does not have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1” and “APB 28-1”), which shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company is in the process of evaluating the impact of FSP No. 107-1 and APB 28-1, if any, on the Company’s consolidated results of operations, financial position and cash flows and will adopt the requirements on their effective date, July 1, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”), which shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company is in the process of evaluating the impact of FSP No. 157-4, if any, on the Company’s consolidated results of operations, financial position and cash flows and will adopt it on its effective date, July 1, 2009.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. FAS 141(R)-1”), which shall be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The FSP amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company adopted FSP No. 141(R)-1 on January 1, 2009, and there was no impact on the Company’s consolidated results of operations, financial position or cash flows; however, it could impact future transactions entered into by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates and should be read in conjunction with information disclosed in our 2008 Annual Report on Form 10-K and the financial statements and notes presented in Item 1 of this Quarterly report on Form 10-Q.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). The words “believe,” “expect,” “plan,” “intend,” “designed to,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this document include, but are not limited to, discussions of accounting policies and estimates, impacts of current market conditions and the global economic crisis, the potential impact of any government enforcement action related to FCPA matters (see “— Compliance Matters”), indicated trends in the level of oil and gas exploration and production and the effect of such conditions on our results of operations (see “—Industry and Business Environment”), future uses of and requirements for financial resources (see “—Liquidity and Capital Resources”) impact of bookings on future revenues and anticipated backlog levels (see “—Bookings and Backlog”). Our expectations about our business outlook, customer spending, potential acquisitions, joint venture operations, oil and gas prices and our business environment and that of the industry in general are only our expectations regarding these matters. Actual results may differ materially from those in the forward-looking statements contained in this report for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, the availability of a skilled labor force, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, energy policies of OPEC, conflict involving the United States or in major petroleum producing or consuming regions, acts of war or terrorism, technological advances that could lower overall finding and development costs for oil and gas, weather patterns and the overall condition of capital markets in countries in which we operate.

The following discussion should be read in conjunction with our consolidated financial statements, related notes and other financial information in our Annual Report on Form 10-K for the year ended December 31, 2008. Readers are also urged to carefully review and consider the various factors, including, without limitation, the disclosures made in Item 1A. Risk Factors and the other factors and risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 and in subsequent reports filed with the Securities and Exchange Commission that may affect us and the outcomes related to our forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

Overview

Our first quarter of 2009 financial results are based on the following defined segments:

•

Integrated Engineered Solutions: This segment includes our global engineered solutions project business and related activities featuring our oil, water and gas technologies, as well as the Company’s West Texas CO2 processing facility.

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

The Company has taken a number of important steps to enhance its internal controls over compliance. The Company added staffing, restructured its organization, increased training and awareness and improved communications throughout the organization. The Company has taken, or is undertaking, remedial actions to assure that record keeping is compliant with all laws and regulations of the jurisdictions in which we operate.

During the quarter ended March 31, 2009, we incurred approximately $500,000 for legal and other professional services related to compliance matters. We have expended a total of approximately $11.0 million on such costs to date for these matters. Although we do not expect these matters to have a material adverse effect on our business or financial condition, we can give no assurance to that effect. However, the fees incurred related to contingencies have had an impact on our cash flows and liquidity in this and prior quarters and may continue to do so in the future.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make certain estimates and assumptions that affect the results reported in our consolidated financial statements and accompanying notes. These estimates and assumptions are based on historical experience and on our future expectations we believe to be reasonable under the circumstances. Note 2 to our consolidated financial statements filed in our Annual Report on Form 10-K for the year ended December 31, 2008 contains a summary of our significant accounting policies. We believe the following accounting policies are the most critical in the preparation of our consolidated financial statements:

Revenue Recognition. In general, we recognize revenue and related costs when products are shipped and services are rendered for (1) time and materials and service contracts, (2) manufactured goods produced in standard manufacturing operations and sold in the ordinary course of business through regular marketing channels and (3) certain customized manufactured goods that are smaller jobs with less customization, making them similar to such standard manufactured goods (that is, contracts valued at less than or equal to $250,000 or having contract durations up to four months or less). Additionally, in compliance with the requirements of AICPA Statement of Position 81-1, “Accounting for Performance of Certain Production-Type Contracts” (“SOP 81-1”), we recognize revenue using the percentage of completion method on (1) contracts greater than $250,000 with contract durations in excess of four months that represent customized, engineered orders of our products that qualify for such treatment and (2) all Automation & Controls segment equipment fabrication and sales projects that qualify for such treatment. The Automation & Controls segment also applies the percentage of completion method to recognize revenue, regardless of contract value or duration, associated with customized products fabricated to order pursuant to a large number of smaller contracts with durations of two to three months, with occasional large systems projects of longer duration. Factors to support using the percentage of completion method include: (1) the segment does not produce standard units or maintain an inventory of similar products for sale, (2) the nature of the segment’s equipment fabrication and sales operations and (3) the potential for wide variations in our results of operations that could occur from applying the “as shipped” methodology as it relates to smaller contracts for these customized fabricated goods.

Earned revenue reflects the original contract price adjusted for agreed claims and approved change orders, if any. If the change order or claim is unapproved, no revenue is recognized. With respect to recorded contract revenue utilizing the percentage of completion method, earned revenue is based on the percentage that incurred costs to date relate to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work, which may include losses expected to be incurred, is charged in the period in which the changes or losses become known. We generally recognize revenue and earnings under the percentage of completion method over a period of two to six quarters. In the event a project is terminated by our customer before completion, our customer is liable for costs incurred under the contract. In some instances, customers are billed in advance of services performed or products manufactured, and the Company recognizes the associated liability as deferred revenue. For the three months ended March 31, 2009, 48% of total Company revenue was recorded on an as-shipped or as- performed basis and 52% were recorded using the percentage of completion method. Estimates are subjective in nature and it is possible that we could have used different estimates of total contract costs in our calculation of revenue recognized using the percentage of completion method. As of March 31, 2009, the Company had $74.0 million in revenue attributable to open percentage completion projects having an aggregate gross profit percentage of 30.4%. If we had used a different estimate of total contract costs for each contract in progress at March 31, 2009, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased each of total revenue and pre-tax income for the quarter ended March 31, 2009 by approximately $1.1 million. At March 31, 2009, the Company had four contracts in a loss position, with an estimated aggregate loss of $184,000.

We reported our periodic revenue net of any tax assessed by a government authority and imposed concurrent with or subsequent to a revenue-producing transaction between us and our customers.

Goodwill Evaluation. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill annually for impairment by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required by SFAS No. 142, we identified separate reporting units for purposes of this evaluation. We used our segments as the reporting units, and tested the segments at December 31, 2008. In determining carrying value, we segregated assets and liabilities that, to the extent possible, are clearly identifiable by specific reporting unit. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reporting unit, are allocated as permitted by the standard. Fair value is determined by discounting projected future cash flows using our weighted average cost of capital, as calculated. In determining projected future cash flows for each segment, we make assumptions regarding the following key indicators: future market and sales growth rates (domestic and international), cost inflation, margin expectations, working capital, capital expenditure levels and tax levels. The fair value is then compared to the carrying value of the reporting unit to determine whether or not impairment has occurred at the reporting unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit’s assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, we would record an impairment charge for that amount. We tested goodwill for impairment as required by SFAS No. 142 at December 31, 2008. No additional testing was performed during the three months ended March 31, 2009, as no indications of goodwill impairment were noted.

Share-Based Compensation. The Company uses the modified prospective application transition method to account for share-based compensation consistent with SFAS No. 123R, “Share Based Payment.” Under this method, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an operating expense on a straight-line basis over the requisite service period. Management is required to make subjective assumptions about the volatility of the Company’s common stock, the expected term of outstanding stock options, the risk-free interest rate and expected dividend payments during the contractual life of the options in order to calculate the fair value of the award. See Note 10, Share-Based Compensation, to our consolidated financial statements.

Warranty. We sell products with a product warranty by which customers are entitled to a free repair during a specified warranty period following the purchase. Warranty terms can vary but are typically 12 months from the date of shipment. The Company records a liability for estimated warranty claims as a percentage of revenue based on a historical review of warranty claims. See Note 5, Warranty Costs, to our consolidated financial statements.

Recent Accounting Pronouncements

See Note 15, Recent Accounting Pronouncements, to our consolidated financial statements.

Industry and Business Environment

We operate in nearly every major oil and gas producing region of the world. The majority of our revenue is derived from equipment sales and provision of related services to integrated, national and independent oil and gas companies worldwide, and to the companies that execute projects on their behalf. The markets we serve are highly competitive, with many substantial competitors for each business segment. Our revenue and results of operations are closely tied to demand for oil and gas products and spending by oil and gas companies for exploration, development, production, refining and processing of oil and gas reserves. These companies also generally invest more in upstream exploration and development efforts during periods of favorable oil and gas commodity prices, and invest less during periods of unfavorable oil and gas prices. These companies generally invest less in downstream development and processing when margins for refined products decrease due to market and consumer economics and supply and demand fluctuations. As supply and demand change, commodity prices fluctuate, which produces cyclical trends in the industry. During extended periods of lower demand, revenue for process equipment and service providers generally decline, as existing projects are completed, new projects are postponed and pricing decreases due to competitive pressures. During periods of recovery, revenue for process equipment providers can lag behind the industry due to the timing of new project awards. During extended periods of increased oil and gas demand growth, revenue for process equipment and service providers usually increases.

Some of the more important indicators of current and future spending levels of oil and gas companies are oil and natural gas prices, the global economy, and regional political stability in important oil and gas markets. Changes in other commodity prices, such as steel, also impact our business.

The following table summarizes the average monthly price of domestic crude oil and Brent crude oil per barrel, the average wellhead price of natural gas per thousand cubic feet (“Mcf”), as published by the US Department of Energy, and the average monthly number of rotary drilling rigs in operation in the US and internationally, as published by Baker Hughes Incorporated, for the three months ended March 31, 2009 and 2008 and for the years ended December 31, 2008 and 2007:

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2009	2008	2008	2007
Average monthly price of crude oil per barrel in the US.	$42.91	$97.94	$99.55	$72.32
Average monthly price of Brent crude oil per barrel	$44.43	$96.94	$96.85	$72.47
Average monthly wellhead price of natural gas per Mcf in the US	$4.34	$7.61	$8.07	$6.39
Average monthly US rig count	1,326	1,768	1,878	1,768
Average monthly international rig count (excludes North America)	1,025	1,046	1,079	1,005

Historically, we have viewed operating rig counts as one indicator of activity in the oil and gas industry for exploration and development. Revenue in the Standard & Traditional segment generally correlates to changes in North American onshore rig activity. Revenue in the Integrated Engineered Solutions and Automation & Controls segments depends more on oil and natural gas prices internationally, which impact our customers’ cash flows. Lower revenue generated from the sale of oil and natural gas usually translates into lower exploration, production, and capital project budgets. The current slowdown in economic growth and the more recent financial market crisis have contributed to a sharp decline from record crude oil prices in July 2008 of approximately $145 per barrel to approximately $49.64 per barrel as of March 31, 2009 along with a decrease in the average wellhead price of natural gas from $8.07 per Mcf during 2008 to $3.72 per Mcf as of March 31, 2009. Additionally there has been a significant decline in US rig counts from a high in September 2008 of 2,031 to 945 as of May 1, 2009. At current prices some categories of exploration such as heavy oil or Canadian oil sands may not be economical to develop. In addition, limited access to capital caused by the recent contraction in the credit markets and lingering pricing inflation from prior periods are likely to constrain growth of industry supply capacity.

The decline in oil and gas prices impacted our business during 2008 and is expected to continue to do so in 2009 and into 2010. According to the “Short-Term Energy Outlook” published by the Energy Information Administration (“EIA”) of the US Government’s Department of Energy on April 14, 2009, the EIA expects worldwide petroleum demand to contract approximately 1.6% in 2009, with the decrease in demand of North America and the Pacific only partially offset by the increase in demand in China, the Middle East, and Latin America. The EIA projects a rebound with petroleum demand growth of just under 1% in 2010. While our record backlog at December 31, 2008 should contribute to historically strong revenue through much of 2009, bookings prospects for 2009 remain uncertain, which may impact the latter half of the year as well as our 2010 performance. As a result, management has implemented certain cost control measures for 2009 while recognizing our need to continue with our commitments to establishing a global presence, developing technologies and retaining a skilled workforce to meet with future demands.

Results of Operations

The following discussion of our historical results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Consolidated Revenue, Gross Profit, and Segment Profit

	Three Months Ended March 31,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue (1)	$161,902	$151,970	$9,932	7%
Cost of goods sold and services	114,708	105,595	9,113	9%

Gross profit	$47,194	$46,375	$819	2%
Operating expenses(2)	31,623	28,248	3,375	12%

Segment profit(3)	$15,571	$18,127	$(2,556)	(14)%

Gross profit percentage	29%	31%	(2)%	6%
Segment profit percentage	10%	12%	(2)%	(17)%

(1)	The table above includes inter-segment elimination amounts for revenue of $1.6 million and $2.0 million for the three months ended March 31, 2009 and 2008, respectively.
(2)	The Company allocates corporate and other expenses to each of the operating segments based on headcount, total assets, and revenue.
(3)

Segment profit is a non-GAAP financial measure that is reconciled to income before income taxes and noncontrolling interests. See Note 13, Industry Segments, to our consolidated financial statements. The Company believes that segment profit is one of the primary drivers of results and provides a more meaningful presentation for measuring liquidity and performance of the Company.

Revenue. Revenue of $161.9 million for the three months ended March 31, 2009 increased $9.9 million, or 7%, from $152.0 million for the three months ended March 31, 2008. This increase was primarily due to the higher sales of our Standard & Traditional equipment and services across North America of approximately $13.0 million, of which $3.5 million related to the incremental sales from an acquisition made in the third quarter of 2008 and approximately $6.0 million related to higher revenue runoff in our Integrated Engineered Solutions segment as a result of higher project bookings generated in the latter months of 2008. These increases were partially offset by approximately $9.1 million decrease in field service and fabrication revenue in the Automation & Controls segment primarily due to the completion of Kazakhstan work as of December 2008.

Gross Profit. Gross profit of $47.2 million for the three months ended March 31, 2009 increased $819,000, or 2%, from $46.4 million for the three months ended March 31, 2008. This increase was primarily due to $3.0 million of contribution from improved project execution combined with the higher revenue in our Integrated Engineered Solutions as well as $2.5 million of higher contribution in our Standard & Traditional equipment, parts and services across North America which included gross profit of $1.1 million from an acquisition made in the third quarter of 2008. These increases were partially offset by $4.7 million lower contribution in our field service and fabrication operations in the Automation & Controls segment primarily due to the lower sales described above. Gross profit percentage was down slightly compared to 2008, primarily due to the decrease in higher margin field service and fabrication sales in Kazakhstan described above.

Segment Profit. Segment profit of $15.6 million for the three months ended March 31, 2009 decreased $2.5 million, or 14%, from $18.1 million for the three months ended March 31, 2008. This decrease was primarily a result of an increase of $3.4 million in operating expenses partially offset by an increase in gross profit contribution of $819,000. The increase in operating expense consisted primarily of $1.9 million of higher selling, distribution and services and other support activities related to the increased business activities, which included approximately $500,000 related to our acquisitions of Linco and Connor and approximately $400,000 related to higher non-controlling interest cost associated with the increased business activities with our joint venture in Japan and approximately $500,000 related to losses on unconsolidated investments. Additionally, there were increases in corporate support costs of approximately $2.7 million resulting from increased headcount to support the expansion of our business. These increases were partially offset by $2.1 million of costs incurred in the quarter ended March 31, 2008 related to the Audit Committee review of certain payments made in Kazakhstan.

Integrated Engineered Solutions

	Three Months Ended March 31,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue	$60,878	$54,881	$5,997	11%
Cost of goods sold and services	39,215	36,266	2,949	8%

Gross profit	$21,663	$18,615	$3,048	16%
Operating expenses	11,777	10,327	1,450	14%

Segment profit	$9,886	$8,288	$1,598	19%

Gross profit percentage	36%	34%	2%	6%
Segment profit percentage	16%	15%	1%	7%

Revenue. Revenue of $60.9 million for the three months ended March 31, 2009 increased $6.0 million, or 11%, from $54.9 million for the three months ended March 31, 2008. This increase was primarily due to $4.3 million in higher revenue from our US engineered solutions activity as a result of higher project bookings recorded in the latter months of 2008 and $1.7 million of increased sales in our international engineered solutions business primarily driven by $1.4 million of higher separator equipment sales in our Norway business. Inter-segment revenue was zero for the three months ended March 31, 2009 compared to $48,000 for the three months ended March 31, 2008.

Gross Profit. Gross profit of $21.7 million for the three months ended March 31, 2009 increased $3.0 million, or 16%, from $18.6 million for the three months ended March 31, 2008. This increase was primarily due to higher revenue in our US and international engineered solutions business combined with margin improvement due to better US project execution.

Segment Profit. Segment profit of $9.9 million for the three months ended March 31, 2009 increased $1.6 million, or 19%, from $8.3 million for the three months ended March 31, 2008. This increase was primarily due to the $3.0 million of higher gross profit contribution partially offset by a $1.5 million increase in operating expenses. The increase in operating expense consisted primarily of approximately $700,000 of higher selling, general and administrative and other support activities related to the increased business activities and approximately $400,000 related to higher noncontrolling interest cost associated with the increased business activities with our joint venture in Japan and approximately $500,000 related to losses on unconsolidated investments. Additionally, there were increases in corporate support costs of approximately $700,000 resulting from increased headcount to support the expansion of our business. These increases were partially offset by $800,000 of costs incurred in the quarter ended March 31, 2008 related to the Audit Committee review of certain payments made in Kazakhstan.

Standard &Traditional

	Three Months Ended March 31,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue	$83,516	$70,885	$12,631	18%
Cost of goods sold and services	61,081	50,908	10,173	20%

Gross profit	$22,435	$19,977	$2,458	12%
Operating expenses	16,243	14,567	1,676	12%

Segment profit	$6,192	$5,410	$782	14%

Gross profit percentage	27%	28%	(1)%	(4)%
Segment profit percentage	7%	8%	(1)%	(13)%

Revenue. Revenue of $83.5 million for the three months ended March 31, 2009 increased $12.6 million, or 18%, from $70.9 million for the three months ended March 31, 2008. This increase was primarily due to the higher sales of our Standard & Traditional equipment and services across our North America branch network of $9.1 million combined with $3.5 million of added sales from the acquisition of Connor Sales made in the third quarter of the previous year. Although revenue was higher than the prior year’s quarter it is lower in comparison to the previous three quarters in 2008. Additionally, the increased revenue for traditional equipment during the quarter was a result of higher revenue runoff on orders booked during 2008 when North America oilfield activity levels were much stronger. The amount and timing of future bookings remains uncertain at the current level of activity across North America. Inter-segment revenue was $564,000 for the three months ended March 31, 2009 compared to $688,000 for the three months ended March 31, 2008.

Gross Profit. Gross profit of $22.4 million for the three months ended March 31, 2009 increased nearly $2.5 million, or 12%, from $20.0 million for the three months ended March 31, 2008. This increase was primarily due to the contribution related to higher product sales and services across the US and Latin America of which $1.1 million included incremental margin contribution from the acquisition of Connor Sales made in the third quarter of 2008.

Segment Profit. Segment profit of $6.2 million for the three months ended March 31, 2009 increased $782,000, or 14%, from $5.4 million for the three months ended March 31, 2008. This increase was primarily due to the nearly $2.5 million of higher gross profit contribution partially offset by approximately $1.7 million increase in operating expense. The increase in operating expense consisted of approximately $900,000 of higher selling, distribution and services and other support activities related to the increased business activities, which included approximately $500,000 as it related to our acquisitions of Linco and Connor Sales. Additionally, there were increases in corporate support costs of approximately $1.8 million resulting from increased headcount to support the expansion of our business. These increases were partially offset by $1.0 million of costs incurred in the quarter ended March 31, 2008 related to the Audit Committee review of certain payments made in Kazakhstan.

Automation & Controls

	Three Months Ended March 31,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue	$19,094	$28,243	$(9,149)	(32)%
Cost of goods sold and services	15,998	20,460	(4,462)	(22)%

Gross profit	$3,096	$7,783	$(4,687)	(60)%
Operating expenses	3,603	3,354	249	7%

Segment profit	$(507)	$4,429	$(4,936)	(111)%

Gross profit percentage	16%	28%	(12)%	(43)%
Segment profit percentage	(3)%	16%	(19)%	(119)%

Revenue. Revenue of $19.1 million for the three months ended March 31, 2009 decreased $9.1 million, or 32% from $28.2 million for the three months ended March 31, 2008. Revenues are down primarily due to the $11.3 million decrease in sales associated with the completion of the Kazakhstan operations as of December 31, 2008 and $1.5 million of lower project shop sales associated with an overall decrease in activity resulting from customer deferrals and project delays. These decreases were partially offset by approximately $2.7 million in additional revenue associated with our expansion into the process analytical business during the fourth quarter of 2008 and approximately $800,000 of higher revenue driven by increased post-hurricane service activity in the Gulf of Mexico. Inter-segment revenue was $1.0 million for three months ended March 31, 2009 compared to $1.3 million for the three months ended March 31, 2008.

Gross Profit. Gross profit of $3.1 million decreased $4.7 million, or 60%, for the three months ended March 31, 2009 from $7.8 million for the three months ended March 31, 2008. This decrease was primarily due to the $4.7 million of lower contribution from field service activities in Kazakhstan as a result of closing down operations as of December 31, 2008 combined with approximately $600,000 of lower contribution from the reduced project shop sales described above. These decreases were partially offset by contributions of approximately $600,000 from the higher service activity in the Gulf of Mexico and the sales from our process analytical business. Gross profit percentage was down compared to 2008, primarily due to product mix which included a higher percentage of lower margin field service sales, primarily as a result of closing down Kazakhstan activities at the end of 2008.

Segment Profit. Segment profit was a loss of $507,000 for the three months ended March 31, 2009 compared to a profit of $4.4 million for the three months ended March 31, 2008. This decrease of $4.9 million was primarily due to the $4.7 million decrease in gross profit contribution.

Other Items

Selling, General and Administrative Expense. Selling, general and administrative expense was $30.3 million for the three months ended March 31, 2009, an increase of $2.5 million, or 9%, compared to $27.8 million for the three months ended March 31, 2008. The increase in operating expense consisted primarily of $2.8 million of higher selling, distribution and services and other support activities related to the increased business activities, of which approximately $500,000 related to our acquisitions of Linco and Connor and approximately $300,000 was related to severance benefits paid to our employees resulting from a reduction in our workforce as we continue to monitor and adjust our staffing needs to current market conditions. Additionally, there were increases in corporate support costs of approximately $1.8 million resulting from $1.3 million of higher compensation costs, which primarily related to noncash compensation expense for incentive stock options and restricted stock grants, combined with increased headcount to support the expansion of our business and approximately $500,000 of legal and other professional services related to compliance matters. Of this amount, approximately $200,000,

$200,000 and $100,000 were allocated to the Integrated Engineered Solutions segment, the Standard & Traditional segment and the Automation & Controls segment, respectively. These increases were partially offset by $2.1 million of costs incurred in the quarter ended March 31, 2008 related to the Audit Committee review of certain payments made in a foreign jurisdiction. Of this amount, $800,000, $1.0 million and $300,000 were allocated to the Integrated Engineered Solutions segment, the Standard & Traditional segment and the Automation & Controls segment, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense was $3.3 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively. The $1.2 million increase was primarily due to amortization of intangible assets associated with our acquisitions of Connor in September 2008 and Linco in late January 2008 as well as the depreciation of operating equipment and leasehold improvements made during 2008.

Interest Expense. Interest expense was $276,000 for the three months ended March 31, 2009 which included interest paid on borrowings under our revolving credit facility of approximately $200,000 and amortization of deferred financing costs and commitment fees paid for the unused portion of the Company’s lines of credit of $76,000. Interest expense was $95,000 for the three months ended March 31, 2008 which included the amortization of deferred financing costs and commitment fees paid for the unused portion of the Company’s lines of credit.

Interest Income. Interest income was $20,000 and $384,000 for the three months ended March 31, 2009 and 2008, respectively. The decrease of $364,000 from the prior year period resulted from a decrease in invested cash which was cash used for the Connor Sales Company acquisition and the purchase of company stock under our share repurchase program, along with a reduction of investment yields due to lower short term interest rates.

Other, net. Other, net was a net income of $1.3 million for the three months ended March 31, 2009, primarily consisting of net realized and unrealized foreign exchange transaction gains compared to a net expense of $1.1 million for the three months ended March 31, 2008 primarily as a result of net realized and unrealized foreign exchange translation losses.

Income Tax Provision. Income tax expense included in net income attributable to NATCO, for the three months ended March 31, 2009 was $4.6 million compared to $5.4 million for the three months ended March 31, 2008. The change in tax expense was primarily attributable to a decrease in pre-tax income to $13.3 million for the three months ended March 31, 2009 from pre-tax income of $15.2 million for the three months ended March 31, 2008. The effective tax rate for the three months ended March 31, 2009 was 34.5% compared to 35.3% for the three months ended March 31, 2008.

Preferred Stock Dividends. We recorded preferred stock dividends of zero and $248,000 for each of the three months ended March 31, 2009 and 2008, respectively. The decrease was due to the conversion of all remaining series B convertible preferred stock into common shares on March 25, 2008.

Bookings and Backlog

The Company’s bookings for the three months ended March 31, 2009 and 2008 were:

	Three Months Ended March 31,
	2009	2008
	(unaudited, in thousands)
Bookings:
Integrated Engineered Solutions	$113,203	$79,560
Standard & Traditional	64,734	68,707
Automation & Controls	17,797	28,117

Total bookings	$195,734	$176,384

The increase in bookings for the Integrated Engineered Solutions segment for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily driven by receiving the remaining portion of a large CO2 membrane project. The decrease in bookings for the Standard & Traditional segment for the three months ended March 31, 2009 compared to the three months March 31, 2008 was primarily due to the continued decline in well completion activity partially offset by the incremental bookings from our Linco and Connor acquisitions. The decrease in bookings for our Automation & Controls segment for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily related to the reduction in international field service activities resulting from the closure of our operations in Kazakhstan.

The Company’s backlog as of March 31, 2009 and 2008 was:

	Three Months Ended March 31,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentage change)
Backlog:
Integrated Engineered Solutions	$248,556	$120,890	$127,666	106%
Standard & Traditional	62,041	65,518	(3,477)	(5)%
Automation & Controls	3,448	8,629	(5,181)	(60)%

Total backlog	$314,045	$195,037	$119,008	61%

Liquidity and Capital Resources

Cash and Cash Equivalents

Working Capital

Working capital, excluding cash and cash equivalents, decreased to $56.2 million at March 31, 2009 from $68.1 million at December 31, 2008. The $11.9 million decrease in working capital was primarily attributable to a $39.8 million decrease in trade accounts receivable partially offset by a $12.0 million increase in costs and estimated earnings on uncompleted projects, a $14.5 million decrease in accounts payable and the combination of various net liability decreases of $1.4 million.

The $39.8 million decrease in accounts receivable resulted from $31.1 million of collections associated with converting milestone billings on some large engineered equipment projects to cash primarily in the US, Canada and Japan along with $8.7 million of higher collections as a result of improved collections efforts from our field services activities in the Gulf of Mexico and from our Standard & Traditional equipment and services throughout North America. The $12.0 million increase in costs and estimated earnings in excess of billings was associated with the timing of contractual milestone billings compared to progress recognized on certain large engineered equipment projects. The $14.5 million decrease in accounts payable was primarily due to the timing of paying our vendors and subcontract fabricators associated with significant materials received late in the fourth quarter of 2008 related to our large engineered equipment projects that were paid in the quarter ended March 31, 2009.

Cash Flow

	For the Three Months Ended March 31,
	2009	2008
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$32,890	$9,449
Investing activities	(12,799)	(26,085)
Financing activities	(14,635)	(4,303)
Effect of exchange rate changes on cash and cash equivalents	(1,806)	128

Net increase (decrease) in cash and cash equivalents	$3,650	$(20,811)

Net cash provided by operating activities for the three months ended March 31, 2009 was $32.9 million compared to $9.4 million for the three months ended March 31, 2008. The $23.4 million increase in net cash provided by operating activities was primarily a result of the changes in working capital items, excluding cash and cash equivalents in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 resulting in a net change in cash provided by working capital of $19.8 million, net of foreign exchange translation and $4.7 million increase in other items, primarily consisting of $2.0 million in additional deferred tax expense, $1.2 million of higher depreciation expense, approximately $800,000 of higher share-based compensation expense and approximately $700,000 increase in other items. These increases were partially offset by the lower net income of approximately $1.1 million.

Management believes that the remaining unbilled costs and estimated earnings in excess of billings will be billed in subsequent periods and are collectible. Of the $43.2 million of costs and estimated earnings in excess of billings at March 31, 2009, $20.0 million was subsequently billed in April 2009.

Net cash used in investing activities was $12.8 million and $26.1 million for the three months ended March 31, 2009 and 2008, respectively. The primary use of funds for the three months ended March 31, 2009 was for capital expenditures, of which $10.3 million was used for growth initiatives and productivity improvements and $2.3 million was used for maintenance capital expenditures that replaced or enhanced the useful lives of our fixed assets. The primary uses of funds for the three months ended March 31, 2008 were related to the net cash payment of $23.0 million associated with our acquisition of Linco and $3.1 million of capital expenditures, of which approximately $1.6 million was used for maintenance and the remainder used for growth initiatives.

Net cash used in financing activities for the three months ended March 31, 2009 and 2008 was $14.6 million and $4.3 million respectively. The primary uses of cash for the three months ended March 31, 2009 included $13.0 million to repay borrowings under our credit facility, $1.5 million in bank overdrafts and $126,000 to repurchase shares under our share repurchase program. The primary uses of cash for the three months ended March 31, 2008 included $3.9 million in bank overdrafts, $1.0 million in treasury shares acquired and $248,000 in dividends paid. This was partially offset by $761,000 related to the short term financing in one of our foreign subsidiaries.

Capital Resources

As of March 31, 2009, the Company had available capacity under our credit facilities of $108.2 million. The Company’s existing credit facilities are discussed below. For further discussion of our credit facilities, see the Company’s 2008 Annual Report on Form 10-K.

In July 2006, the Company entered into a revolving credit facility agreement with a maturity of June 30, 2011 and a total borrowing capacity of $85.0 million which was increased to $137.7 million on December 23, 2008. Funds available under the credit facility can be used for working capital needs, general corporate purposes, acquisitions, and to issue letters of credit, guarantees and bonds up to $100.0 million. The Company pays commitment fees on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA. At March 31, 2009, the Company paid commitment fees of 0.4% of the undrawn portion of the facility. Availability under our credit facility is reduced by the amount of borrowings and outstanding letters of credit. As of March 31, 2009, there were no borrowings and $38.7 million in letters of credit outstanding under this facility. Total available borrowing capacity under this facility at March 31, 2009 was $99.0 million.

In June 2007, the Company entered into an export sales credit facility with a total borrowing capacity of $10.0 million. The facility, which will expire on June 15, 2010, is partially guaranteed by the US Export-Import Bank and is subject to certain borrowing base limitations. Interest on borrowings under the facility is either (1) the lender’s prime rate less 0.5% or (2) the London Interbank Offered Rate plus 1.35%, at the Company’s election. Availability under this credit facility is reduced by the amount of borrowing and outstanding letters of credit. As of March 31, 2009, there were no borrowings and $771,000 in letters of credit outstanding under this facility. Total borrowing capacity under this facility at March 31, 2009 was $9.2 million.

The letters of credit, which support various contract performance and warranties, expire at various dates through April 1, 2014. Fees related to these letters of credit were approximately 2.5% and 0.875% for the revolving credit facility and export sales credit facility, respectively, at March 31, 2009. At March 31, 2009, the Company also had unsecured letters of credit and bonds totaling approximately $2.2 million related to its international subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This information updates and should be read in conjunction with our 2008 Annual Report on Form 10-K. During the quarter there were no material changes in our quantitative and qualitative disclosures about market risks from those reported in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2008 Annual Report on Form 10-K.

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

As of March 31, 2009, we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the design and operation effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of such disclosure controls and procedures are met.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal proceedings

See Part I, Item 1, Financial Statements, Note 9, Contingencies, and Note 10, Litigation, which are incorporated into this item by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2008 Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In November 2008, the Board of Directors approved a share repurchase program to acquire up to $25.0 million of our common stock. The shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, or in accelerated share repurchase programs. During the first quarter of 2009, we purchased under this program a total of 8,900 shares for approximately $126,000.

The following table summarizes the surrenders and repurchases of the Company’s equity securities during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased Outside of Publicly Announced Program(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share(3)	Total Number of Shares Purchased in the Aggregate	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(3)
January 1 to 31, 2009	—	—	—	$—	—	$—
February 1 to 28, 2009	—	—	—	—	—	—
March 1 to 31, 2009	9,260	—	8,900	14.1822	18,160	—

Three months ended March 31, 2009	9,260	—	8,900	$14.1822	18,160	$20,317,950

(1)

These acquisitions of equity securities were the result of the cancellation of 9,260 restricted shares upon cessation of employment prior to the time restrictions lapsed, each pursuant to the terms of the Company’s shareholder approved equity compensation plans and the terms of the equity grants pursuant to those plans.

(2)	Excludes canceled restricted stock, since the purchase price is zero.
(3)	Average price paid includes commissions

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATCO GROUP INC.

Date: May 7, 2009	By:	/S/ JOHN U. CLARKE
John U. Clarke Chairman of the Board and Chief Executive Officer

Date: May 7, 2009	By:	/S/ C. ANDREW SMITH
C. Andrew Smith Senior Vice President-Finance and Chief Financial Officer