Form 10-Q
period 2009-06-30
NATCO GROUP INC
filed 2009-08-07
CIK 1057693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, the issuer had outstanding 19,912,663 shares of common stock, par value $0.01 per share.

NATCO GROUP INC.

FORM 10-Q

Quarterly Report For the Quarter Ended June 30, 2009

PART I—FINANCIAL INFORMATION

Item  1. Financial Statements

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,218	$17,698
Trade accounts receivable, less allowance for doubtful accounts of $2,220 and $2,090 as of June 30, 2009 and December 31, 2008, respectively	115,570	146,127
Costs and estimated earnings in excess of billings on uncompleted contracts	34,438	31,237
Inventories, net	50,447	58,163
Deferred income tax assets, net	7,163	8,077
Prepaid expenses and other current assets	6,376	9,724

Total current assets	242,212	271,026
Property, plant and equipment, net	93,007	77,016
Goodwill, net	130,524	127,389
Deferred income tax assets, net	953	708
Intangible and other assets, net	27,924	32,027

Total assets	$494,620	$508,166

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and other	$53,988	$76,253
Accrued expenses	54,076	52,202
Billings on uncompleted contracts in excess of costs and estimated earnings	52,611	51,131
Income taxes payable	838	5,675

Total current liabilities	161,513	185,261
Long-term deferred tax liabilities	13,814	12,250
Long-term debt	—	13,000
Postretirement benefits and other long-term liabilities	8,505	9,689

Total liabilities	183,832	220,200
Commitments and contingencies (See Note 9, Contingencies)
NATCO Group Inc. stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares (of which 500,000 are designated as Series A); no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 20,255,914 and 20,242,414 shares issued as of June 30, 2009 and December 31, 2008, respectively	203	203
Additional paid-in-capital	163,915	159,193
Retained earnings	151,698	136,588
Treasury stock, 339,631 and 321,274 shares as of June 30, 2009 and December 31, 2008, respectively	(5,265)	(4,623)
Accumulated other comprehensive (loss) income	(1,675)	(4,923)

Total NATCO Group Inc. stockholders’ equity	308,876	286,438

Noncontrolling interests	1,912	1,528

Total stockholders’ equity	310,788	287,966

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$494,620	$508,166

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Products	$130,601	$134,356	$269,213	$256,783
Services	24,884	26,042	48,174	55,585

Total revenue	$155,485	$160,398	$317,387	$312,368
Cost of goods sold and services:
Products	$97,213	$102,604	$198,818	$192,460
Services	12,402	13,654	25,505	29,393

Total cost of goods sold and services	$109,615	$116,258	$224,323	$221,853

Gross profit	$45,870	$44,140	$93,064	$90,515
Selling, general and administrative expense	31,165	31,424	61,458	59,258
Depreciation and amortization expense	2,835	2,799	6,127	4,851
Interest expense	247	139	523	234
Interest income	(12)	(225)	(32)	(609)
(Gain) loss on unconsolidated investment	(56)	(118)	469	(83)
Other expense (income), net	846	(155)	(447)	992

Income before income taxes and noncontrolling interests	$10,845	$10,276	$24,966	$25,872
Income tax provision	4,072	3,651	8,994	9,170

Net income	$6,773	$6,625	$15,972	$16,702
Less: Net income attributable to noncontrolling interests	385	432	862	656

Net income attributable to NATCO Group Inc.	6,388	6,193	15,110	16,046

Preferred stock dividends	—	—	—	248

Net income available to common stockholders	$6,388	$6,193	$15,110	$15,798

Earnings per share:
-Basic	$0.32	$0.31	$0.76	$0.82
-Diluted	$0.32	$0.31	$0.75	$0.80
Weighted average number of shares of common stock:
-Basic	19,519	19,552	19,521	18,960
-Diluted	19,651	19,745	19,649	19,743

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$15,972	$16,702
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	3,101	(1,594)
Depreciation and amortization expense	6,127	4,851
Non-cash interest expense	152	67
Share-based compensation expense	4,369	3,207
Excess tax benefit of share-based compensation	—	2
Loss (gain) from unconsolidated investment	469	(83)
Net periodic cost on postretirement benefit liability	(765)	(637)
Loss (gain) on sale of property, plant and equipment	22	(37)
Change in assets and liabilities:
Decrease in trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	30,549	6,262
Decrease in inventories	8,114	1,181
Decrease (increase) in prepaid expense and other current assets	3,117	(1,949)
Decrease (increase) in long-term assets	281	(807)
Increase (decrease) in long-term liabilities	(812)	2,408
Decrease in trade accounts payable and other and billings on uncompleted contracts in excess of costs and estimated earnings	(17,139)	(314)
Increase (decrease) in accrued expenses	996	(8,963)
Decrease in other income taxes	(4,263)	(3,820)

Net cash provided by operating activities	50,290	16,476

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(21,444)	(10,786)
Acquisitions, net of cash acquired	192	(24,098)
Proceeds from sales of property, plant and equipment	305	56

Net cash used in investing activities	(20,947)	(34,828)

Cash flows from financing activities:
Short-term borrowings	—	280
Long-term financing activities	(13,000)
Proceeds from stock issuances related to stock options, net	7	324
Excess tax benefit of share-based compensation	(94)	255
Change in bank overdrafts	(5,865)	(2,293)
Dividends paid	—	(248)
Treasury shares acquired	(203)	(1,043)

Net cash used in financing activities	(19,155)	(2,725)

Effect of exchange rate changes on cash and cash equivalents	332	29

Increase (decrease) in cash and cash equivalents	10,520	(21,048)
Cash and cash equivalents at beginning of period	17,698	63,577

Cash and cash equivalents at end of period	$28,218	$42,529

Cash paid for interest	$322	$195
Cash paid for income taxes	$9,964	$14,472

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

The accompanying interim consolidated financial statements and related disclosures are unaudited and prepared by NATCO Group Inc. pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). As permitted by these regulations, certain information and footnote disclosures that would typically be required in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company’s management believes that these statements reflect all the normal recurring and non-recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filing for the year ended December 31, 2008 which includes a summary of our significant accounting policies and other disclosures. Effective January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). See Note 8 for further discussion.

The preparation of financial statements requires the Company’s management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

We have evaluated subsequent events through August 7, 2009, which is the date our consolidated financial statements were issued.

Proposed Merger

On June 1, 2009, we entered into an Agreement and Plan of Merger as of June 1, 2009 (the “Merger Agreement”), with Cameron International Corporation, a Delaware corporation (“Cameron”) and Octane Acquisition Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Cameron (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Cameron, in exchange for common stock of Cameron. Under the terms of the Merger Agreement, each holder of common stock of the Company will receive 1.185 shares of common stock of Cameron for each share of Company common stock. No fractional shares of common stock of Cameron will be issued in the Merger, and the Company’s stockholders will receive cash in lieu of fractional shares, if any, of Cameron common stock.

The consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, without limitation, the approval of the Merger Agreement by the Company’s stockholders, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, effectiveness of the registration statement on Form S-4 filed by Cameron with the Securities and Exchange Commission, approval of the listing on the New York Stock Exchange of the shares of common stock of Cameron to be issued in the Merger and the absence of any injunction or restraint that prohibits consummation of the Merger. Each party’s obligation to close the Merger is also subject to the accuracy of representations and warranties of, and compliance with, covenants by the other party to the Merger Agreement, in each case, as set forth in the Merger Agreement. The obligation of each party to close the Merger is also subject to the absence of any material adverse effect on the other party. The Merger Agreement also contains customary representations, warranties, and covenants of Cameron, Merger Sub, and the Company.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

References to “NATCO” and “the Company” are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

(2) Inventories—Inventories consisted of the following amounts:

	June 30, 2009	December 31, 2008
	(unaudited)
	(in thousands)
Finished goods	$18,724	$15,372
Work-in-process	16,378	26,854
Raw materials and supplies	28,660	32,803

Inventories at FIFO, LIFO and weighted average	63,762	75,029
Inventory reserves	(13,315)	(16,866)

Net inventories	$50,447	$58,163

The Company’s net inventories as of June 30, 2009 and December 31, 2008 by valuation method were:

	June 30, 2009	December 31, 2008
	(unaudited)
	(in thousands)
FIFO	$14,057	$13,098
Weighted average cost	804	873
LIFO	35,586	44,192

Net inventories	$50,447	$58,163

(3) Costs, Estimated Earnings and Billings on Uncompleted Contracts

	June 30, 2009	December 31, 2008
	(unaudited)
	(in thousands)
Costs incurred on uncompleted contracts	$299,163	$279,096
Estimated earnings	138,060	131,063
Foreign currency translation	1,109	1,749

	438,332	411,908
Billings to date	(456,505)	(431,802)

	$(18,173)	$(19,894)

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$34,438	$31,237
Billings on uncompleted contracts in excess of costs and estimated earnings	(52,611)	(51,131)

	$(18,173)	$(19,894)

Costs and estimated earnings to date in excess of billings on contracts in progress represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reported as trade accounts receivable. Unbilled revenue is reported as costs and estimated earnings in excess of billings on uncompleted contracts on the Company’s consolidated balance sheets. The timing of when we bill our customers is generally based on advance billing terms or contingent upon completion of certain phases of the work, as stipulated in the contract. Progress billings in trade accounts receivable at June 30, 2009 and December 31, 2008, are typically collected within one year. Cost of revenue includes direct contract costs such as material, labor, and certain indirect costs that are attributable to contract activity.

(4) Goodwill and Intangible Assets

Goodwill

Net goodwill by segment as of June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009	December 31, 2008
	(unaudited)
	(in thousands)
Integrated Engineered Solutions	$81,958	$80,682
Standard & Traditional	42,508	40,705
Automation & Controls	6,058	6,002

Total	$130,524	$127,389

Changes in the carrying amount of goodwill were as follows (unaudited, in thousands):

Balance at December 31, 2008	$127,389
Goodwill associated with Connor Sales Company, Inc. acquisition	1,394
Foreign currency translation and other	1,741

Balance at June 30, 2009	$130,524

Based on testing performed by management, goodwill was not impaired as of December 31, 2008. During the six months ended June 30, 2009, no additional testing was performed as management noted no indications of goodwill impairment. The $1.4 million increase in goodwill was due to an adjustment made during the quarter ending March 31, 2009 in the assigned fair value of the Connor Sales Company trade name associated with the integration of Connor Sales Company following the acquisition made in the third quarter of 2008 resulting in a reduction in the value of our patents and trademarks (see below).

Intangible Assets

Intangible assets subject to amortization as of June 30, 2009 and December 31, 2008 were:

	As of June 30, 2009		As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited)
		(in thousands)
Deferred financing fees	$1,386	$807	$1,372	$655
Patents and trademarks	6,395	1,035	8,054	639
Customer lists	20,169	1,502	19,926	844
Other	4,335	2,609	4,705	2,101

Total	$32,285	$5,953	$34,057	$4,239

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization and interest expense related to deferred financing fees, patents and other of $586,000 and $1.7 million were recognized for the three and six months ended June 30, 2009 compared to $881,000 and $1.2 million for the three and six months ended June 30, 2008, respectively.

(5) Warranty Costs

The following table presents the changes in the Company’s aggregate product warranty liability for the six months ended June 30, 2009 and the year ended December 31, 2008:

	June 30, 2009	December 31, 2008
	(unaudited)
	(in thousands)
Beginning balance	$4,658	$3,265
Provision for warranties issued during period	2,225	3,473
Adjustments to warranties issued in prior periods	(613)	(134)
Payments during period	(1,978)	(1,832)
Foreign currency adjustments	120	(114)

Ending balance	$4,412	$4,658

(6) Income Taxes

The effective income tax rate on net income attributable to NATCO, for the six months ended June 30, 2009 was 35.7%. The effective income tax rate was more than the rate that would have resulted from applying the US federal statutory tax rate primarily due to the impact of state income taxes and nondeductible merger-related expenses.

Effective January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” As of December 31, 2008 and June 30, 2009, the Company reserved for a liability of $920,000 for unrecognized tax benefits related to various federal income tax matters. If recognized, the entire amount of the liability would affect our effective tax rate. We believe that current tax positions that have resulted in unrecognized tax benefits will not significantly increase or decrease within the next year. Any interest and penalties that may be incurred as part of this liability would be recognized as a component of interest expense and other expense, respectively. No interest or penalty expenses have been recognized as of June 30, 2009. The Company’s US federal tax returns currently open to audit by the Internal Revenue Service relate to the years ended December 31, 2005 through 2007.

(7) Debt

As of June 30, 2009, the Company had available capacity under our various credit facilities of $95.1 million. The Company’s existing credit facilities are discussed below. For further discussion of our credit facilities, see the Company’s 2008 Annual Report on Form 10-K.

In July 2006, the Company entered into a revolving credit facility agreement with a maturity of June 30, 2011 and a total borrowing capacity of $85.0 million, which was increased to $137.7 million on December 23, 2008. Funds available under the credit facility can be used for working capital needs, general corporate purposes, acquisitions, and to issue letters of credit, guarantees and bonds up to $100.0 million. The Company pays commitment fees on the undrawn portion of the facility, depending upon the ratio of Funded Debt to EBITDA. At June 30, 2009, the Company paid commitment fees of 0.4% of the undrawn portion of the facility.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Availability under our credit facility is reduced by the amount of borrowings and outstanding letters of credit. As of June 30, 2009, there were no borrowings and $52.6 million in letters of credit outstanding under this facility, resulting in total available borrowing capacity of $85.1 million. The letters of credit, which support various contract performance and warranties, expire at various dates through April 1, 2014. Fees related to these letters of credit were approximately 2.5% at June 30, 2009.

In June 2007, the Company entered into an export sales credit facility with total borrowing capacity of $10.0 million. The facility, which will expire on June 15, 2010, is partially guaranteed by the US Export-Import Bank and is subject to certain borrowing base limitations. Interest on borrowings under the facility is either (1) the lender’s prime rate less 0.5% or (2) the London Interbank Offered Rate plus 1.35%, at the Company’s election. Availability under this credit facility is reduced by the amount of borrowing and outstanding letters of credit. Total borrowing capacity under this facility at June 30, 2009 was $10.0 million and there were no borrowings and no letters of credit outstanding under this facility as of June 30, 2009. At June 30, 2009, the Company also had unsecured letters of credit and bonds totaling approximately $1.4 million related to its international subsidiaries.

(8) Noncontrolling Interests

On January 1, 2009, we adopted SFAS No. 160. This standard amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 has changed the accounting and reporting for minority interests by re-characterizing them as noncontrolling interests and classifying them as a component of equity in our consolidated balance sheet. The statement requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of operations. The presentation and disclosure requirements of SFAS No. 160 require retrospective application to all prior periods presented.

SFAS No. 160 also requires enhanced disclosures to clearly distinguish between our interests and the interests of noncontrolling owners. Our noncontrolling interests relate to two international subsidiaries (in Japan and Angola) and one subsidiary in the US (a pilotless burner system company), which we consolidate. In accordance with SFAS No. 160, we presented the noncontrolling interests in these three subsidiaries as equity on our consolidated balance sheets as of June 30, 2009 and December 31, 2008 and presented net income attributable to noncontrolling interests separately on our consolidated statements of operation for the three and six months ended June 30, 2009 and 2008. Prior year amounts were previously included in mezzanine equity and in selling, general and administrative expense on our consolidated balance sheets and consolidated statements of operation, respectively. The effect at December 31, 2008 was a reduction in the reported noncontrolling interest in mezzanine equity of $1.5 million, which was reclassified as a component of equity.

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of June 30, 2009 we have expended an aggregate of approximately $11.0 million on legal and other professional services related to compliance matters. Although we do not expect these matters to have a material adverse effect on our business or financial condition, we can give no assurance to that effect. However, the fees incurred related to contingencies had an impact on our cash flows and liquidity in this and prior quarters and may continue to do so in the future.

(10) Litigation

In the reporting period in which an unfavorable outcome of litigation becomes probable and estimable, we accrue for the amount in our financial statements, according to the requirements of SFAS No. 5, “Accounting for Contingencies.” The Company did not have any material litigation pending at June 30, 2009.

NATCO and its subsidiaries are defendants or otherwise involved in an internal review and related SEC inquiry as discussed in Note 9, Contingencies.

NATCO also is a defendant in two lawsuits that have been filed in connection with the proposed Merger and has agreed to indemnify certain directors named in the lawsuits pursuant to the requirements of indemnification agreements with such directors. The first case was filed in the 189th Judicial District Court of Harris County, Texas. The second case was filed in the Court of Chancery of the State of Delaware. The suit in Delaware has been stayed, pending the outcome of the Texas litigation. The plaintiffs in both lawsuits are NATCO stockholders. The suits allege, among other things, breaches of fiduciary duties of the directors of NATCO owed to NATCO stockholders in connection with the proposed merger. In addition, the plaintiffs allege NATCO aided and abetted the alleged breaches by the NATCO directors. The plaintiffs seek to enjoin the Merger and ask for other legal and equitable relief. NATCO believes these lawsuits are without merit and intends to defend against them. This litigation could, however, delay or prevent the proposed Merger. It is also possible that additional suits seeking to enjoin the proposed Merger could be filed. Any such suit could delay or prevent the proposed Merger.

NATCO is also a party to a number of other legal proceedings in the ordinary course of business. While we insure against the risk of certain liabilities to the extent deemed prudent by our management, we can offer no assurance that the type or value of this insurance will meet the liabilities that may arise from any pending or

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future legal proceedings related to our business activities. Further, to the extent matters arise from time to time are not covered by insurance, the Company may incur legal costs, settlement payments or judgments in excess of our accruals that may adversely impact our business, financial condition, results of operations or liquidity. Although we cannot predict the outcome of any legal proceedings with certainty, in the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on our business, financial condition, results of operations or cash flow.

(11) Share-Based Compensation

The Board of Directors has adopted and the stockholders have approved the 2009 Incentive Plan which provides for the issuance of up to an aggregate of 650,000 shares of common stock. As of June 30, 2009, the Company had 905,140 shares available for future awards under its long-term incentive compensation plans. The Company may elect to issue new shares or treasury shares, if any, under its long-term incentive compensation plans.

The components of total share-based compensation expense, related to all of the Company’s share-based options and awards recognized for the three months ended June 30, 2009 and 2008, were:

	For the Three Months Ended June 30,
	2009	2008
	(unaudited, in thousands)
Total share-based compensation expense	$1,962	$1,627
Tax benefit of share-based compensation expense	(691)	(560)

Share-based compensation expense, net of tax, recognized in income	$1,271	$1,067

The components of total share-based compensation expense, related to all of the Company’s share-based options and awards recognized for the six months ended June 30, 2009 and 2008, were:

	For the Six Months Ended June 30,
	2009	2008
	(unaudited, in thousands)
Total share-based compensation expense	$4,369	$3,207
Tax benefit of share-based compensation expense	(1,537)	(1,111)

Share-based compensation expense, net of tax, recognized in income	$2,832	$2,096

The Company granted a total of 2,500 and 17,500 shares of restricted stock and 4,000 and 29,000 stock options to certain key employees during the three and six month periods ending June 30, 2009. There were no changes in methods or assumptions used to measure share-based awards, and there was no significant impact of share-based arrangements on the Company’s cash flow for the three-month period ended June 30, 2009.

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended June 30, 2008, the Company included 593,000 preferred shares, issuable upon conversion of series B convertible preferred shares, in the calculation of the diluted weighted average shares, as the inclusion of these shares was dilutive at the level of income for the period. The preferred shares were converted into common shares on March 25, 2008.

The Company computes incremental shares according to the requirements of SFAS No. 123R, “Share-Based Payment.” The assumed proceeds include the windfall tax benefit related to unrecognized compensation expense. If anti-dilutive common shares related to stock options were included in our calculation, the impact would have been an increase of approximately 177,000 shares and 16,000 shares, in the three months ended June 30, 2009 and 2008, respectively and an increase of approximately 311,000 shares and 23,000 shares in the six months ended June 30, 2009 and 2008, respectively.

On January 1, 2009 we adopted Final Staff Position on Emerging Issues Task Force (“FSP EITF”) No. 03-6-1, which requires us to include all restricted stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted earnings per share (“EPS”) calculations. As a result, we have included all outstanding restricted stock awards in our calculation of basic and diluted EPS for current and prior periods. FSP EITF No. 03-6-1 also requires additional disclosure of EPS for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards of retirement eligible employees. Undistributed earnings represent earnings that were available for distribution but were not distributed. There were no dividends declared or paid on our common stock for the three months ended, June 30, 2009 and 2008.

The following table presents the computation of basic and diluted earnings per common and potential common share for the three months ended June 30, 2009 and 2008, respectively:

	For the Three Months Ended June 30, 2009			For the Three Months Ended June 30, 2008
	Income	Weighted Average Shares Outstanding	Per Share Amount	Income	Weighted Average Shares Outstanding	Per Share Amount
	(unaudited; in thousands, except earnings per share amounts)
Net income attributable to NATCO Group Inc.	$6,388			$6,193
Undistributed earnings allocated to restricted shares(1)	(128)			(78)

Basic EPS:
Income available to common stockholders	6,260	19,519	$0.32	$6,115	19,552	$0.31

Effect of dilutive securities:
Undistributed earnings allocated to restricted shares	128			78
Stock options		132			193
Undistributed earnings reallocated to restricted shares	(127)			(78)

Diluted EPS:
Net income available to common stockholders	$6,261	19,651	$0.32	$6,115	19,745	$0.31

(1)	The adoption of FSP EITF No. 03-6-1 resulted in net income attributable to restricted stock, of approximately 399,000 shares was $128,000 or $0.32 per share for both basic and fully diluted shares for

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the quarter ender June 30, 2009. Net income attributable to restricted stock, of approximately 250,000 shares was $78,000 or $0.31 per share for both basic and fully diluted shares for the quarter ended June 30, 2008.

	For the Six Months Ended June 30, 2009			For the Six Months Ended June 30, 2008
	Income	Weighted Average Shares Outstanding	Per Share Amount	Income	Weighted Average Shares Outstanding	Per Share Amount
	(unaudited; in thousands, except earnings per share amounts)
Net income attributable to NATCO Group Inc.	$15,110			$16,046
Undistributed earnings allocated to restricted shares(1)	(305)			(206)
Convertible preferred stock dividends accrued				(248)

Basic EPS:
Income available to common stockholders	14,805	19,521	$0.76	$15,592	18,960	$0.82

Effect of dilutive securities:
Undistributed earnings allocated to restricted shares	305			206
Stock options		128			190
Undistributed earnings reallocated to restricted shares	(303)			(204)
Convertible preferred stock				248	593

Diluted EPS:
Net income available to common stockholders	$14,807	19,649	$0.75	$15,842	19,743	$0.80

(1)

The adoption of FSP EITF No. 03-6-1 resulted in net income attributable to restricted stock, of approximately 403,000 shares was $305,000 or $0.76 per share for basic and fully diluted shares for the six months ended June 30, 2009. Net income attributable to restricted stock, of approximately 250,000 shares was $206,000 or $0.82 per share for basic and fully diluted shares for the six months ended June 30, 2008.

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

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table shows summarized financial information concerning the Company’s reportable segments:

	Integrated Engineered Solutions	Standard & Traditional	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)
Three Months Ended June 30, 2009
Revenue from unaffiliated customers	$73,781	$65,532	$16,172	$—	$155,485
Inter-segment revenue	$100	$340	$1,272	$(1,712)	$—
Segment profit	$11,907	$2,976	$(768)	$—	$14,115
Total assets	$242,906	$218,667	$33,047	$—	$494,620
Capital expenditures	$2,818	$4,569	$477	$—	$7,864
Depreciation and amortization	$943	$1,665	$227	$—	$2,835

Three Months Ended June 30, 2008
Revenue from unaffiliated customers	$51,464	$84,993	$23,941	$—	$160,398
Inter-segment revenue	$81	$208	$1,041	$(1,330)	$—
Segment profit	$5,621	$4,982	$1,519	$—	$12,122
Total assets	$207,478	$198,839	$34,031	$—	$440,348
Capital expenditures	$4,029	$2,826	$569	$—	$7,424
Depreciation and amortization	$1,037	$1,600	$162	$—	$2,799

Six Months Ended June 30, 2009
Revenue from unaffiliated customers	$134,659	$148,484	$34,244	$—	$317,387
Inter-segment revenue	$100	$904	$2,294	$(3,298)	$—
Segment profit	$21,793	$9,168	$(1,275)	$—	$29,686
Total assets	$242,906	$218,667	$33,047	$—	$494,620
Capital expenditures	$6,479	$13,060	$968	$—	$20,507
Depreciation and amortization	$1,995	$3,671	$461	$—	$6,127

Six Months Ended June 30, 2008
Revenue from unaffiliated customers	$106,296	$155,191	$50,881	$—	$312,368
Inter-segment revenue	$130	$895	$2,344	$(3,369)	$—
Segment profit	$13,909	$10,392	$5,948	$—	$30,249
Total assets	$207,478	$198,839	$34,031	$—	$440,348
Capital expenditures	$5,458	$5,999	$1,223	$—	$12,680
Depreciation and amortization	$2,030	$2,500	$321	$—	$4,851

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles total segment profit to income before income taxes and noncontrolling interests:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited, in thousands)		(unaudited, in thousands)
Total segment profit	$14,115	$12,122	$29,686	$30,249
Noncontrolling interests expense	(646)	(712)	(1,451)	(1,091)
Interest expense	247	139	523	234
Interest income	(12)	(225)	(32)	(609)
Depreciation and amortization	2,835	2,799	6,127	4,851
Other, net	846	(155)	(447)	992

Income before income taxes and noncontrolling interests	$10,845	$10,276	$24,966	$25,872

(14) Defined Contribution Plans

During the three and six months June 30, 2009, the Company made contributions aggregating $900,000 and $1.9 million, respectively, to the Company’s defined contribution plans maintained in the US, Canada, Norway and the UK. During the three and six months June 30, 2008, the Company made contributions aggregating $1.0 million and $2.1 million, respectively, to the Company’s defined contribution plans maintained in the US, Canada, Norway and the UK.

(15) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(Revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaced SFAS No. 141, “Business Combinations,” effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. SFAS No. 141(R) changed the method of applying the acquisition method of accounting in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). The Company adopted SFAS No. 141(R) on January 1, 2009; however, this pronouncement was applied prospectively to business combinations for acquisitions that occur after the guidance became effective. The Company’s adoption of this pronouncement did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows, however, the pronouncement could impact future transactions entered into by the Company.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company adopted SFAS No. 160 on January 1, 2009. Beginning with our 2009 interim reporting periods, we have presented noncontrolling interest (minority interest) as a separate component of shareholders’ equity and have complied with all other reporting and disclosure requirements for current and comparative periods.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This Statement amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted SFAS No. 161 on January 1, 2009. As this pronouncement provides only disclosure requirements, the adoption of this standard has not had a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”), which shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. This FSP amends paragraph 11(d) of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), so that an entity will use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142, even when there is likely to be substantial cost or material modifications. The purpose of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other US generally accepted accounting principles. The Company’s adoption of FSP No. FAS 142-3 on January 1, 2009 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows; however, the pronouncement could impact future transactions entered into by the Company.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” effective for fiscal years beginning after December 15, 2008, and interim periods within those years. This FSP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share.” Upon adoption, all previously reported EPS data will be adjusted retrospectively to conform to the requirements of the FSP. The Company’s adoption of EITF 03-6-1 on January 1, 2009 did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1” and “APB 28-1”), which shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company’s adoption of FSP No. 107-1 and APB 28-1 on July 1, 2009 did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”), which shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company’s adoption of FSP No. 157-4 on July 1, 2009 did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. FAS 141(R)-1”), which shall be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The FSP amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company’s adoption of FSP No. 141(R)-1 on January 1, 2009 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows; however, the pronouncement could impact future transactions entered into by the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financials statements are issued or are available to be issued. It sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and required disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted SFAS No. 165 (see Note 1).

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities.” (“SFAS No. 167”). This statement changes how a reporting entity identifies a controlling financial interest in a variable interest entity (“VIE”) from the current quantitative risk and rewards approach to a qualitative approach and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the entity the primary beneficiary of the VIE. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. The Company is in the process of evaluating the impact of SFAS No. 167, if any, on the Company’s consolidated results of operations, financial position, and cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). This statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative US GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification does not change US GAAP and becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS No. 168 is not expected to have any substantive impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates and should be read in conjunction with information disclosed in our 2008 Annual Report on Form 10-K and the financial statements and notes presented in Item 1 of this Quarterly report on Form 10-Q.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). The words “believe,” “expect,” “plan,” “intend,” “designed to,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this document include, but are not limited to, discussions of accounting policies and estimates, impacts of current market conditions and the global economic crisis, discussions of the proposed Merger, our expectations regarding the outcome of litigation, the potential impact of any government enforcement action related to FCPA matters (see “—Compliance Matters”), indicated trends in the level of oil and gas exploration and production and the effect of such conditions on our results of operations (see “—Industry and Business Environment”), future uses of and requirements for financial resources (see “—Liquidity and Capital Resources”) impact of bookings on future revenues and anticipated backlog levels (see “—Bookings and Backlog”). Our expectations about our business outlook, customer spending, potential acquisitions, joint venture operations, oil and gas prices and our business environment and that of the industry in general are only our expectations regarding these matters. Actual results may differ materially from those in the forward-looking statements contained in this report for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, the availability of a skilled labor force, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, energy policies of OPEC, conflict involving the United States or in major petroleum producing or consuming regions, acts of war or terrorism, technological advances that could lower overall finding and development costs for oil and gas, weather patterns and the overall condition of capital markets in countries in which we operate.

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

Overview

Our second quarter of 2009 financial results are based on the following defined segments:

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

During the quarter, and as required pursuant to its merger agreement with Cameron, the Company adopted a policy terminating any new business in countries that are subject to US government economic sanctions (“Embargoed Countries”). Consistent with the laws of their respective jurisdictions of incorporation, our UK, Japanese and Canadian subsidiaries have made sales (as part of their ongoing business) of non-US equipment and services to customers in certain Embargoed Countries. These sales represented approximately 1% of our consolidated revenue in each of the years 2008, 2007 and 2006.

The Company’s UK subsidiary is taking steps to wind up existing business in certain Embargoed Countries, due in part to increasingly restrictive European sanctions as well as the adoption of the policy discussed above. The Company has incurred approximately $1.0 million in costs related to the termination of these contracts in the quarter and wind up expenses related to terminating such business, and may incur additional related expenses going forward.

As of June 30, 2009, we have expended to date a total of approximately $11.0 million on legal and other professional services related to compliance matters. Although we do not expect these matters to have a material adverse effect on our business or financial condition, we can give no assurance to that effect. However, the fees incurred related to contingencies have had an impact on our cash flows and liquidity in this and prior quarters and may continue to do so in the future.

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

Revenue Recognition. In general, we recognize revenue and related costs when products are shipped and services are rendered for (1) time and materials and service contracts, (2) manufactured goods produced in standard manufacturing operations and sold in the ordinary course of business through regular marketing channels and (3) certain customized manufactured goods that are smaller jobs with less customization, making them similar to such standard manufactured goods (that is, contracts valued at less than or equal to $250,000 or having contract durations up to four months or less). Additionally, in compliance with the requirements of American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Certain Production-Type Contracts” (“SOP 81-1”), we recognize revenue using the percentage of completion method on (1) contracts greater than $250,000 with contract durations in excess of four months that represent customized, engineered orders of our products that qualify for such treatment and (2) all Automation & Controls segment equipment fabrication and sales projects that qualify for such treatment. The Automation & Controls segment also applies the percentage of completion method to recognize revenue, regardless of contract value or duration, associated with customized products fabricated to order pursuant to a large number of smaller contracts with durations of two to three months, with occasional large systems projects of longer duration. Factors to support using the percentage of completion method include: (1) the segment does not produce standard units or maintain an inventory of similar products for sale, (2) the nature of the segment’s equipment fabrication and sales operations and (3) the potential for wide variations in our results of operations that could occur from applying the “as shipped” methodology as it relates to smaller contracts for these customized fabricated goods.

Earned revenue reflects the original contract price adjusted for agreed claims and approved change orders, if any. If the change order or claim is unapproved, no revenue is recognized. With respect to recorded contract revenue utilizing the percentage of completion method, earned revenue is based on the percentage that incurred costs to date relate to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work, which may include losses expected to be incurred, is charged in the period in which the changes or losses become known. We generally recognize revenue and earnings under the percentage of completion method over a period of two to six quarters. In the event a project is terminated by our customer before completion, our customer is liable for costs incurred under the contract. In some instances, customers are billed in advance of services performed or products manufactured, and the Company recognizes the associated liability as deferred revenue. For the six months ended June 30, 2009, 45% of total Company revenue was recorded on an as-shipped or as-performed basis and 55% was recorded using the percentage of completion method. Estimates are subjective in nature and it is possible that we could have used different estimates of total contract costs in our calculation of revenue recognized using the percentage of completion method. As of June 30, 2009, the Company had $145.0 million in revenue attributable to open percentage completion projects having an aggregate gross profit percentage of 28.8%. If we had used a different estimate of total contract costs for each contract in progress at June 30, 2009, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased each of total revenue and pre-tax income for the quarter ended June 30, 2009 by approximately $2.0 million. At June 30, 2009, the Company had two contracts in a loss position, with an estimated aggregate loss of $60,000.

We reported our periodic revenue net of any tax assessed by a government authority and imposed concurrent with or subsequent to a revenue-producing transaction between us and our customers.

Goodwill Evaluation. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill annually for impairment by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required by SFAS No. 142, we identified separate reporting units for purposes of this evaluation. We used our segments as the reporting units, and tested the segments at December 31, 2008. In determining carrying value, we segregated assets and liabilities that, to the extent possible, are clearly identifiable by specific reporting unit. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reporting unit, are allocated as permitted by the standard. Fair value is determined by discounting projected future cash flows using our weighted average cost of capital, as calculated. In determining projected future cash flows for each segment, we make assumptions regarding the following key indicators: future market and sales growth rates (domestic and international), cost inflation, margin expectations, working capital, capital expenditure levels and tax levels. The fair value is then compared to the carrying value of the reporting unit to determine whether or not impairment has occurred at the reporting unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit’s assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, we would record an impairment charge for that amount. We tested goodwill for impairment as required by SFAS No. 142 at December 31, 2008. No additional testing was performed during the three months ended June 30, 2009, as no indications of goodwill impairment were noted.

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

The following table summarizes the average monthly price of domestic crude oil and Brent crude oil per barrel, the average wellhead price of natural gas per thousand cubic feet (“Mcf”), as published by the US Department of Energy, and the average monthly number of rotary drilling rigs in operation in the US and internationally, as published by Baker Hughes Incorporated, for the three months ended June 30, 2009 and 2008 and for the years ended December 31, 2008 and 2007:

	Six Months Ended June 30,		Twelve Months Ended December 31,
	2009	2008	2008	2007
Average monthly price of crude oil per barrel in the US.	$51.18	$110.95	$99.55	$72.32
Average monthly price of Brent crude oil per barrel	$51.57	$109.17	$96.85	$72.47
Average monthly wellhead price of natural gas per Mcf in the US	$3.89	$8.73	$8.07	$6.39
Average monthly US rig count	1,131	1,817	1,878	1,768
Average monthly international rig count (excludes North America)	1,004	1,065	1,079	1,005

Historically, we have viewed operating rig counts as one indicator of activity in the oil and gas industry for exploration and development. Revenue in the Standard & Traditional segment generally correlates to changes in North American onshore rig activity. Revenue in the Integrated Engineered Solutions and Automation & Controls segments depends more on oil and natural gas prices internationally, which impact our customers’ cash flows. Lower revenue generated from the sale of oil and natural gas usually translates into lower exploration, production, and capital project budgets. The current slowdown in economic growth and the financial market crisis have contributed to increased volatility of oil and natural gas prices. Crude oil prices declined from the record prices in July 2008 of approximately $145 per barrel to the low of $39.09 per barrel as of February 2009 and have since recovered to $69.82 per barrel as of June 30, 2009. The average wellhead price of natural gas decreased from a high of $8.07 per Mcf during 2008 to $3.45 per Mcf as of June 30, 2009. Additionally there has been a significant decline in US rig counts from a high in September 2008 of 2,031 to 948 as of July 31, 2009. At current prices some categories of exploration such as heavy oil or Canadian oil sands may not be economical to develop. In addition, limited access to capital caused by the recent contraction in the credit markets and lingering pricing inflation from prior periods are likely to constrain growth of industry supply capacity.

The decline in oil and gas prices impacted our business during 2008 and is expected to continue to do so in 2009 and into 2010. According to the “Short-Term Energy Outlook” published by the Energy Information Administration (“EIA”) of the US Government’s Department of Energy on July 7, 2009, the EIA expects worldwide petroleum demand to contract approximately 1.8% in 2009, with the decrease in demand of North America and the Pacific only partially offset by the increase in demand in China, the Middle East, and Latin America. The EIA projects a rebound with petroleum demand growth of just over 1% in 2010. While our record backlog at December 31, 2008 should contribute to historically strong revenue through much of 2009, bookings prospects for 2009 remain uncertain, which may impact the latter half of the year as well as our 2010 performance. As a result, management has implemented certain cost control measures for 2009 while recognizing our need to continue with our commitments to establishing a global presence, developing technologies and retaining a skilled workforce to meet with future demands.

Results of Operations

The following discussion of our historical results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Consolidated Revenue, Gross Profit, and Segment Profit

	Three Months Ended June 30,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue(1)	$155,485	$160,398	$(4,913)	(3%)
Cost of goods sold and services	109,615	116,258	(6,643)	(6%)

Gross profit	$45,870	$44,140	$1,730	4%
Operating expenses(2)	31,755	32,018	(263)	—

Segment profit(3)	$14,115	$12,122	$1,993	16%

Gross profit percentage	30%	28%	2%	7%
Segment profit percentage	9%	8%	1%	13%

(1)	The table above includes inter-segment elimination amounts for revenue of $1.7 million and $1.3 million for the three months ended June 30, 2009 and 2008, respectively.
(2)	The Company allocates corporate and other expenses to each of the operating segments based on headcount, total assets, and revenue.
(3)

Segment profit is a non-GAAP financial measure that is reconciled to income before income taxes and noncontrolling interests. See Note 13, Industry Segments, to our consolidated financial statements. The Company believes that segment profit is one of the primary drivers of results and provides a more meaningful presentation for measuring liquidity and performance of the Company.

Revenue. Revenue of $155.5 million for the three months ended June 30, 2009 decreased $4.9 million, or 3%, from $160.4 million for the three months ended June 30, 2008. This decrease was primarily due to the lower sales of our Standard & Traditional equipment and services across North America of approximately $19.3 million. Additionally, $7.6 million related to lower revenue runoff in our Automation & Controls segment primarily as a result of a decrease in sales associated with the completion of the Kazakhstan work as of 2008. These decreases were partially offset by an approximate $22.0 million increase in revenue in the Integrated Engineered Solutions segment primarily due to higher revenue runoff on orders booked during the latter months of 2008.

Gross Profit. Gross profit of $45.9 million for the three months ended June 30, 2009 increased by approximately $1.7 million, or 4%, from $44.1 million for the three months ended June 30, 2008. This increase was primarily due to $6.2 million of contribution from improved project execution combined with the higher revenue in our Integrated Engineered Solutions business segment. This increase was partially offset by a $2.5 million lower contribution in our Standard & Traditional segment, which included costs associated with our UK subsidiary’s cancellation of certain contracts, and a $2.0 million lower contribution in our field service and fabrication operations in the Automation & Controls segment primarily due to the lower sales described above. Gross profit percentage was up slightly compared to 2008, primarily due to better project execution.

Segment Profit. Segment profit of $14.1 million for the three months ended June 30, 2009 increased $2.0 million, or 16%, from $12.1 million for the three months ended June 30, 2008. This increase was primarily a result of $263,000 in lower operating expenses combined with an increase in gross profit contribution of $1.7 million. The decrease in operating expense was primarily a result of $5.0 million of costs incurred in the quarter ended June 30, 2008 related to the Audit Committee review of certain payments made in Kazakhstan. This decrease was partially offset by increases in corporate support costs of $2.6 million which consisted of $1.8 million of investment banking and legal costs related to the recently announced merger with Cameron, $947,000 resulting from the costs associated with our Enterprise Business System (“EBS”) implementation partially offset by $100,000 of reductions in other support activities, primarily in global procurement as purchasing activities have reduced in line with current market conditions. Additionally, there were increases in operating expenses consisting of $700,000 of higher product development costs as it relates to the higher volume of research and development projects and approximately $1.4 million of higher selling and other support activities related primarily to the increased business activities in our Integrated Engineered Solutions segment.

Integrated Engineered Solutions

	Three Months Ended June 30,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue	$73,881	$51,545	$22,336	43%
Cost of goods sold and services	49,878	33,757	16,121	48%

Gross profit	$24,003	$17,788	$6,215	35%
Operating expenses	12,096	12,167	(71)	—

Segment profit	$11,907	$5,621	$6,286	112%

Gross profit percentage	32%	35%	(3)%	(9)%
Segment profit percentage	16%	11%	5%	45%

Revenue. Revenue of $73.9 million for the three months ended June 30, 2009 increased by approximately $22.3 million, or 43%, from $51.5 million for the three months ended June 30, 2008. This increase was primarily due to $12.2 million in higher revenue from our US engineered project activity as a result of higher revenue runoff on orders booked during the latter months of 2008 and $9.8 million of increased sales in our international engineered project business primarily driven by $4.8 million in higher sales in our Japan business and $4.4 million of increased sales in our UK business. Inter-segment revenue was $100,000 for the three months ended June 30, 2009 compared to $81,000 for the three months ended June 30, 2008.

Gross Profit. Gross profit of $24.0 million for the three months ended June 30, 2009 increased $6.2 million, or 35%, from $17.8 million for the three months ended June 30, 2008. This increase was primarily due to higher revenue in our US and international engineered solutions business described above partially offset by costs associated with our UK subsidiary’s cancellation of certain contracts. Gross profit percentage was down 3% due to lower margins on certain projects in the UK, partially offset by improved margins on certain projects in Japan and improved project execution in the US.

Segment Profit. Segment profit of $11.9 million for the three months ended June 30, 2009 increased $6.3 million from $5.6 million for the three months ended June 30, 2008. This increase was primarily due to $6.2 million of higher gross profit contribution and approximately a $100,000 decrease in operating expenses. The decrease in operating expense was primarily a result of $1.8 million of costs incurred in the quarter ended June 30, 2008 related to the Audit Committee review of certain payments made in Kazakhstan. This decrease was partially offset by increases in corporate support costs of $700,000 which consisted primarily of $600,000 of investment banking and legal costs related to the recently announced merger with Cameron and approximately $100,000 resulting from the costs associated with our EBS implementation. Additionally, there were increases in operating expenses consisting of approximately $100,000 of higher product development costs as it relates to the higher volume of research and development projects and approximately $300,000 of other expense primarily resulting from higher noncontrolling interest costs related to the increased business activities associated with our joint ventures, primarily in Japan, and $600,000 of higher selling and other support activities related primarily to the increased business activities.

Standard &Traditional

	Three Months Ended June 30,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue	$65,872	$85,201	$(19,329)	(23)%
Cost of goods sold and services	47,009	63,846	(16,837)	(26)%

Gross profit	$18,863	$21,355	$(2,492)	(12)%
Operating expenses	15,887	16,373	(486)	(3)%

Segment profit	$2,976	$4,982	$(2,006)	(40)%

Gross profit percentage	29%	25%	4%	16%
Segment profit percentage	5%	6%	(1)%	(17)%

Revenue. Revenue of $65.9 million for the three months ended June 30, 2009 decreased $19.3 million, or 23%, from $85.2 million for the three months ended June 30, 2008. This decrease was primarily due to the lower sales of our Standard & Traditional equipment, parts and services across our US branch network of $18.3 million, decreased export sales of $3.9 million as a result of slower international aftermarket activity, partially offset by $1.9 million of added sales from the acquisition of Connor Sales Company made in the third quarter of the previous year and $700,000 of increased sales in Canada primarily resulting from the recognition of revenue of $1.4 million associated with cancellation fees on certain projects cancelled by one of our customers during the quarter offset in part by $700,000 in lower sales on all other projects in Canada. Inter-segment revenue was $339,000 for the three months ended June 30, 2009 compared to $208,000 for the three months ended June 30, 2008.

Gross Profit. Gross profit of $18.9 million for the three months ended June 30, 2009 decreased nearly $2.5 million, or 12%, from $21.4 million for the three months ended June 30, 2008. This decrease was primarily due to $3.3 million lower product sales and services across the US and Latin America described above partially offset by $800,000 incremental margin contribution from the acquisition of Connor Sales Company made in the third quarter of 2008. Gross profit percentage was up 4% due to the product mix as a result of a shift in sales of products and services with higher gross profit, which included 0.6% higher margin related to fees earned from certain projects being cancelled by one of our customers in Canada.

Segment Profit. Segment profit of $3.0 million for the three months ended June 30, 2009 decreased $2.0 million, or 40%, from $5.0 million for the three months ended June 30, 2008. This decrease was primarily due to nearly $2.5 million of lower gross profit contribution partially offset by an approximate $486,000 decrease in operating expense. The decrease in operating expense was primarily a result of $2.5 million of costs incurred in the quarter ended June 30, 2008 related to the Audit Committee review of certain payments made in Kazakhstan. This decrease was partially offset by increases in corporate support costs of $1.5 million which consisted of $900,000 of investment banking and legal costs related to the recently announced merger with Cameron and approximately $600,000 resulting from the costs associated with our EBS implementation. Additionally, there were increases in operating expenses of $500,000 consisting primarily of higher product development costs as it relates to the higher volume of research and development projects.

Automation & Controls

	Three Months Ended June 30,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue	$17,444	$24,982	$(7,538)	(30)%
Cost of goods sold and services	14,440	19,985	(5,545)	(28)%

Gross profit	$3,004	$4,997	$(1,993)	(40)%
Operating expenses	3,772	3,478	294	8%

Segment profit	$(768)	$1,519	$(2,287)	(151)%

Gross profit percentage	17%	20%	(3)%	(15)%
Segment profit percentage	(4)%	6%	(10)%	(167)%

Revenue. Revenue of $17.4 million for the three months ended June 30, 2009 decreased $7.5 million, or 30% from $25.0 million for the three months ended June 30, 2008. Revenue was down primarily due to a $7.5 million decrease in sales associated with the completion of the Kazakhstan work as of December 31, 2008 and $2.7 million of lower project shop sales associated with an overall decrease in activity resulting from customer deferrals and project delays. These decreases were partially offset by approximately $2.7 million in additional revenue associated with our expansion into the process analytical business during the fourth quarter of 2008. Inter-segment revenue was $1.3 million for three months ended June 30, 2009 compared to $1.0 million for the three months ended June 30, 2008.

Gross Profit. Gross profit of $3.0 million decreased $2.0 million, or 40%, for the three months ended June 30, 2009 from $5.0 million for the three months ended June 30, 2008. This decrease was primarily due to $2.8 million of lower contribution from field service activities as a result of closing down the Kazakhstan operations as of December 31, 2008. This decrease was partially offset by approximately $400,000 of higher contributions from higher margin project shop sales and approximately $500,000 of higher contributions related to the incremental sales from our process analytical business. Gross profit percentage was down compared to 2008, primarily due to product mix, which included a lower percentage of higher margin field service sales, primarily as a result of closing down Kazakhstan activities at the end of 2008.

Segment Profit. Segment profit was a loss of $768,000 for the three months ended June 30, 2009 compared to a profit of $1.5 million for the three months ended June 30, 2008. This decrease of $2.3 million was primarily due to the $2.0 million decrease in gross profit contribution combined with a $294,000 increase in operating expense. The increase in operating expense was primarily related to the increases in corporate support costs of $400,000 which consisted of $300,000 of investment banking and legal costs related to the recently announced merger with Cameron and $100,000 resulting from the costs associated with our EBS implementation. Additionally, there were increases in operating expenses consisting of $100,000 of higher product development costs as it relates to the higher volume of research and development projects and approximately $500,000 of higher selling and other support activities primarily related to the expansion into the process analytical business during the fourth quarter of 2008. These increases were partially offset by $700,000 of costs incurred in the quarter ended June 30, 2008 related to the Audit Committee review of certain payments made in Kazakhstan.

Other Items

Selling, General and Administrative Expense. Selling, general and administrative expense was $31.2 million for the three months ended June 30, 2009, a decrease of $300,000, or 0.1%, compared to $31.4 million for the three months ended June 30, 2008. The decrease in operating expense was primarily a result of $5.0 million of costs incurred in the quarter ended June 30, 2008 related to the Audit Committee review of certain payments made in Kazakhstan. Of this amount, $1.8 million, $2.5 million and $700,000 was allocated to the Integrated

Engineered Solutions segment, the Standard & Traditional segment and the Automation & Controls segment, respectively. This decrease was partially offset by increases in corporate support costs of $2.6 million which consisted of $1.8 million of investment banking and legal costs related to the recently announced merger with Cameron and $947,000 resulting from the costs associated with our EBS implementation partially offset by $100,000 of reductions in other support activities. Additionally, there were increases in operating expenses consisting of $700,000 of higher product development costs as it relates to the higher volume of research and development projects and approximately $1.4 million of higher selling and other support activities related primarily to the increased business activities in our Integrated Engineered Solutions segment.

Interest Expense. Interest expense was $247,000 for the three months ended June 30, 2009 which included interest on borrowings under our revolving credit facility and commitment fees paid for the unused portion of the Company’s lines of credit of approximately $171,000 and amortization of deferred financing costs of $76,000. Interest expense was $139,000 for the three months ended June 30, 2008 which included interest paid on borrowings under our revolving credit facility and commitment fees paid for the unused portion of the Company’s lines of credit of approximately $105,000 and amortization of deferred financing costs of $34,000.

Interest Income. Interest income was $12,000 and $225,000 for the three months ended June 30, 2009 and 2008, respectively. The decrease of $213,000 from the prior year period resulted from a decrease in invested cash which was cash used for the Connor Sales Company acquisition and the purchase of company stock under our share repurchase program, along with a reduction of investment yields due to lower short term interest rates.

Other, net. Other, net was a net expense of $846,000 for the three months ended June 30, 2009, primarily consisting of net realized and unrealized foreign exchange transaction losses compared to a net income of $155,000 for the three months ended June 30, 2008 primarily as a result of net realized and unrealized foreign exchange translation gains.

Income Tax Provision. Income tax expense included in net income attributable to NATCO, for the three months ended June 30, 2009 was $3.8 million compared to $3.4 million for the three months ended June 30, 2008. The change in tax expense was primarily attributable to an increase in pre-tax income to $10.2 million for the three months ended June 30, 2009 from pre-tax income of $9.6 million for the three months ended June 30, 2008 as well as nondeductible expenses associated with the proposed merger with Cameron incurred in the three months ended June 30, 2009. The effective tax rate for the three months ended June 30, 2009 was 37.4% compared to 35.2% for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Consolidated Revenue, Gross Profit, and Segment Profit

	Six Months Ended June 30,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue(1)	$317,387	$312,368	$5,019	2%
Cost of goods sold and services	224,323	221,853	2,470	1%

Gross profit	$93,064	$90,515	$2,549	3%
Operating expenses(2)	63,378	60,266	3,112	5%

Segment profit(3)	$29,686	$30,249	$(563)	(2)%

Gross profit percentage	29%	29%	—	—
Segment profit percentage	9%	10%	(1)%	(10)%

(1)	The table above includes inter-segment elimination amounts for revenue of $3.3 million and $3.4 million for the six months ended June 30, 2009 and 2008, respectively.

(2)	The Company allocates corporate and other expenses to each of the operating segments based on headcount, total assets, and revenue.
(3)

Segment profit is a non-GAAP financial measure that is reconciled to income before income taxes and noncontrolling interests. See Note 13, Industry Segments, to our consolidated financial statements. The Company believes that segment profit is one of the primary drivers of results and provides a more meaningful presentation for measuring liquidity and performance of the Company.

Revenue. Revenue of $317.4 million for the six months ended June 30, 2009 increased $5.0 million, or 2%, from $312.4 million for the six months ended June 30, 2008. This increase was primarily due to the higher sales of our Integrated Engineered Solutions segment of approximately $28.3 million, of which $5.4 million related to the incremental sales from an acquisition made in the third quarter of 2008. This increase was partially offset by approximately $16.7 million decrease in field service and fabrication revenue in the Automation & Controls segment primarily due to the completion of Kazakhstan work as of December 2008 and $6.6 million decrease in sales of our Standard & Traditional equipment and services across North America.

Gross Profit. Gross profit of $93.1 million for the six months ended June 30, 2009 increased $2.6 million or 3%, from $90.5 million for the six months ended June 30, 2008. This increase was primarily due to $9.3 million of contribution from improved project execution combined with the higher revenue in our Integrated Engineered Solutions segment, partially offset by costs associated with our UK subsidiary’s cancellation of certain contracts. This increase was partially offset by $6.7 million lower contribution in our field service and fabrication operations in the Automation & Controls segment primarily due to the lower sales described above.

Segment Profit. Segment profit of $29.7 million for the six months ended June 30, 2009 decreased $563,000, or 2%, from $30.2 million for the six months ended June 30, 2008. This decrease was primarily a result of an increase in operating expenses of $3.1 million partially offset by an increase in gross profit contribution of $2.5 million. The increase in operating expense consisted primarily of $3.6 million of higher selling, distribution and services and other support activities related to the increased business activities, of which approximately $700,000 related to our acquisitions of Linco and Connor Sales Company and approximately $400,000 was related to severance benefits paid to our employees resulting from a reduction in our workforce as we continue to monitor and adjust our staffing needs to current market conditions. Additionally, there were approximately $800,000 of higher product development costs as it relates to the higher volume of research and development projects, $500,000 of additional cost associated with our minority interest investment in Saudi related to the start-up of operations, $400,000 of higher noncontrolling interest costs associated with the increased sales in our international joint ventures, primarily in Japan and increases in Corporate support costs of approximately $4.9 million which consisted of $1.8 million of investment banking and legal costs related to the recently announced merger with Cameron, approximately $2.3 million related to the non-capital portion of our EBS system implementation and $800,000 resulting from higher compensation costs, which primarily related to noncash compensation expense for incentive stock options and restricted stock grants. These increases were partially offset by $7.1 million of costs incurred in the six months ended June 30, 2008 related to the review of certain payments made in Kazakhstan.

Integrated Engineered Solutions

	Six Months Ended June 30,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue	$134,759	$106,426	$28,333	27%
Cost of goods sold and services	89,093	70,023	19,070	27%

Gross profit	$45,666	$36,403	$9,263	25%
Operating expenses	23,873	22,494	1,379	6%

Segment profit	$21,793	$13,909	$7,884	57%

Gross profit percentage	34%	34%	—	—
Segment profit percentage	16%	13%	3%	23%

Revenue. Revenue of $134.8 million for the six months ended June 30, 2009 increased by approximately $28.3 million, or 27%, from $106.4 million for the six months ended June 30, 2008. This increase was primarily due to $16.5 million in higher revenue from our US engineered projects activity as a result of both higher oil and water technology and gas technology project bookings recorded in the latter months of 2008 and $11.6 million of increased sales in our international engineered projects business primarily driven by the revenue runoff of $4.3 million on a UK project booked in December 2008, $5.4 million in higher sales in Japan and $1.9 million of higher separator equipment sales in our Norway business. Inter-segment revenue was $100,000 for the six months ended June 30, 2009 compared to $130,000 for the six months ended June 30, 2008.

Gross Profit. Gross profit of $45.7 million for the six months ended June 30, 2009 increased $9.3 million, or 25%, from $36.4 million for the six months ended June 30, 2008. This increase was primarily due to higher revenue in our US and international engineered solutions business combined with margin improvement due to better US project execution, partially offset by costs associated with our UK subsidiary’s cancellation of certain contracts and lower margins on certain UK projects resulting in no change in gross profit percentage.

Segment Profit. Segment profit of $21.8 million for the six months ended June 30, 2009 increased $7.9 million, or 57%, from $13.9 million for the six months ended June 30, 2008. This increase was primarily due to the $9.3 million of higher gross profit contribution offset by a $1.4 million increase in operating expenses. The increase in operating expense consisted primarily of $1.9 million of higher selling, general and administrative and other support activities related to the increased business activities, $500,000 of additional cost associated with our unconsolidated investment in Saudi related to the start-up of operations, $400,000 of higher noncontrolling interest costs associated with the increased sales in our international joint ventures, primarily in Japan. Additionally, there were increases in corporate support costs of approximately $1.2 million which consisted of $600,000 of investment banking and legal costs related to the recently announced merger with Cameron and approximately $600,000 related to the non-capital portion of our EBS system implementation. These increases were partially offset with $2.6 million of costs incurred in the six months ended June 30, 2008 related to the review of certain payments made in Kazakhstan.

Standard &Traditional

	Six Months Ended June 30,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue	$149,388	$156,086	$(6,698)	(4)%
Cost of goods sold and services	108,090	114,754	(6,664)	(6)%

Gross profit	$41,298	$41,332	$(34)	—
Operating expenses	32,130	30,940	1,190	4%

Segment profit	$9,168	$10,392	$(1,224)	(12)%

Gross profit percentage	28%	26%	2%	8%
Segment profit percentage	6%	7%	(1)%	(14)%

Revenue. Revenue of $149.4 million for the six months ended June 30, 2009 decreased $6.7 million, or 4%, from $156.1 million for the six months ended June 30, 2008. This decrease was primarily due to the lower sales of our Standard & Traditional equipment, parts and services across our US branch network of $7.1 million, decreased export sales of $4.2 million as a result of slower international aftermarket activity, decrease in Canadian sales of $1.2 million primarily resulting from the recognition of revenue of $1.4 million associated with cancellation fees on certain projects cancelled by one of our customers offset by $2.6 million in lower sales on all other projects in Canada. These decreases were primarily offset by $5.4 million of added sales from the acquisition of Connor Sales Company made in the third quarter of the previous year and increase in Mexican sales of $400,000. Inter-segment revenue was $904,000 for the six months ended June 30, 2009 compared to $895,000 for the six months ended June 30, 2008.

Gross Profit. Gross profit of $41.3 million for the six months ended June 30, 2009 decreased $34,000 from $41.3 million for the six months ended June 30, 2008. This decrease was primarily due to $3.0 million lower product sales and services across the US and Latin America and a $600,000 decrease in margins on certain Canadian projects partially offset by $1.9 million incremental margin contribution from the acquisition of Connor Sales made in the third quarter of 2008 and $1.7 million higher margin contribution from Mexico. Gross profit percentage was up 2% due to the product mix as a result of a shift in sales of products and services with higher gross profit.

Segment Profit. Segment profit of $9.2 million for the six months ended June 30, 2009 decreased by $1.2 million, or 12%, from $10.4 million for the six months ended June 30, 2008. This decrease was primarily due to the $34,000 of lower gross profit contribution combined with an increase of approximately $1.2 million in operating expense. The increase in operating expense consisted of approximately $1.4 million of higher selling, distribution and services, pre-order engineering and other support activities, of which approximately $700,000 related to our acquisitions of Linco and Connor Sales Company. Additionally, there were approximately $500,000 of higher product development costs as it relates to the higher volume of research and development projects, and increases in Corporate support costs of approximately $2.8 million which consisted of $900,000 of investment banking and legal costs related to the recently announced merger with Cameron, approximately $1.4 million related to the non-capital portion of our EBS system implementation and approximately $500,000 resulting from higher compensation costs, which primarily related to noncash compensation expense for incentive stock options and restricted stock grants. These increases were partially offset with $3.5 million of costs incurred in the six months ended June 30, 2008 related to the review of certain payments made in Kazakhstan.

Automation & Controls

	Six Months Ended June 30,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue	$36,538	$53,225	$(16,687)	(31)%
Cost of goods sold and services	30,438	40,445	(10,007)	(25)%

Gross profit	$6,100	$12,780	$(6,680)	(52)%
Operating expenses	7,375	6,832	543	8%

Segment profit	$(1,275)	$5,948	$(7,223)	(121)%

Gross profit percentage	17%	24%	(7)%	(29)%
Segment profit percentage	(3)%	11%	(15)%	(136)%

Revenue. Revenue of $36.5 million for the six months ended June 30, 2009 decreased $16.7 million, or 31% from $53.2 million for the six months ended June 30, 2008. Revenues are down primarily due to the $18.8 million decrease in sales associated with the completion of the Kazakhstan work as of December 31, 2008 and $6.7 million of lower project shop sales associated with an overall decrease in activity resulting from customer deferrals and project delays. These decreases were partially offset by approximately $5.5 million in additional revenue associated with our expansion into the process analytical business during the fourth quarter of 2008 and approximately $3.3 million related to higher revenues from field service work activity primarily from the Gulf of Mexico.

Gross Profit. Gross profit of $6.1 million decreased by approximately $6.6 million, or 52%, for the six months ended June 30, 2009 from $12.8 million for the six months ended June 30, 2008. This decrease was primarily due to the $7.5 million of lower contribution from field service activities in Kazakhstan as a result of closing down operations as of December 31, 2008. This decrease was partially offset by $880,000 of higher contributions related to the sales from our process analytical business. Gross profit percentage was down compared to 2008, primarily due to product mix which included a lower percentage of higher margin field service sales, primarily as a result of closing down Kazakhstan activities at the end of 2008.

Segment Profit. Segment loss was $1.3 million for the six months ended June 30, 2009 compared to a profit of $5.9 million for the six months ended June 30, 2008. This decrease of $7.2 million was primarily due to the $6.7 million decrease in gross profit contribution coupled with an increase of $543,000 in operating expenses. The increase in operating expense was primarily related to the increases in corporate support costs of $800,000 which consisted primarily of $300,000 of investment banking and legal costs related to the recently announced merger with Cameron and $400,000 resulting from the costs associated with our EBS implementation. Additionally, there were increases in operating expenses consisting of $100,000 of higher product development costs as it relates to the higher volume of research and development projects and approximately $600,000 of higher selling and other support activities primarily related to the expansion into the process analytical business during the fourth quarter of 2008. These increases were partially offset by $1.0 million of costs incurred in the quarter ended June 30, 2008 related to the Audit Committee review of certain payments made in Kazakhstan.

Other Items

Selling, General and Administrative Expense. Selling, general and administrative expense was $61.5 million for the six months ended June 30, 2009, an increase of $2.2 million, or 3.7%, compared to $59.3 million for the six months ended June 30, 2008. The increase in operating expense consisted primarily of $3.6 million of higher selling, distribution and services and other support activities related to the increased business activities, of which approximately $700,000 related to our acquisitions of Linco and Connor Sales Company and approximately $400,000 related to severance benefits paid to our employees resulting from reductions in our workforce as we continue to monitor and adjust our staffing needs to current market conditions. Additionally, there were $800,000 of higher product development costs as it relates to the higher volume of research and development projects and increases in Corporate support costs of approximately $4.9 million which consisted of $1.8 million of investment banking and legal costs related to the recently announced merger with Cameron, approximately $2.3 million related to the non-capital portion of our global system implementation and $800,000 resulting from higher compensation costs, which primarily related to noncash compensation expense for incentive stock options and restricted stock grants. These increases were partially offset by $7.1 million of costs incurred in the six months ended June 30, 2008 related to the review of certain payments made in Kazakhstan. Of this amount, $2.6 million, $3.5 million and $1.0 million was allocated to the Integrated Engineered Solutions segment, the Standard & Traditional segment and the Automation & Controls segment, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense was $6.1 million and $4.9 million for the six months ended June 30, 2009 and 2008, respectively. The $1.2 million increase was primarily due to amortization of intangible assets associated with our acquisitions of Connor Sales Company in September 2008 and Linco in late January 2008 as well as the depreciation of operating equipment and leasehold improvements made during 2008.

Interest Expense. Interest expense was $523,000 for the six months ended June 30, 2009 which included interest on borrowings under our revolving credit facility and commitment fees paid for the unused portion of the Company’s lines of credit of approximately $371,000 and amortization of deferred financing costs of $152,000. Interest expense was $234,000 for the six months ended June 30, 2008 which included interest paid on borrowings under our revolving credit facility and commitment fees paid for the unused portion of the Company’s lines of credit of approximately $167,000 and amortization of deferred financing costs of $67,000.

Interest Income. Interest income was $32,000 and $609,000 for the six months ended June 30, 2009 and 2008, respectively. The decrease of $577,000 from the prior year period resulted from a decrease in invested cash which was cash used for the Connor Sales Company acquisition and the purchase of company stock under our share repurchase program, along with a reduction of investment yields due to lower short term interest rates.

Other, net. Other, net was an income of $477,000 for the six months ended June 30, 2009, primarily consisting of net realized and unrealized foreign exchange transaction gains compared to a net expense of $992,000 for the six months ended June 30, 2008 primarily as a result of net realized and unrealized foreign exchange translation losses.

Income Tax Provision. Income tax expense included in net income attributable to NATCO, for the six months ended June 30, 2009 was $8.4 million compared to $8.7 million for the six months ended June 30, 2008. The change in tax expense was primarily attributable to a decrease in pre-tax income to $23.5 million for the six months ended June 30, 2009 from pre-tax income of $24.8 million for the six months ended June 30, 2008. The effective tax rate for the six months ended June 30, 2009 was 35.7% compared to 35.2% for the six months ended June 30, 2008.

Preferred Stock Dividends. We recorded preferred stock dividends of zero and $248,000 for each of the six months ended June 30, 2009 and 2008, respectively. The decrease was due to the conversion of all remaining series B convertible preferred stock into common shares on March 25, 2008.

Bookings and Backlog

The Company’s bookings for the three months ended June 30, 2009 and 2008 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited, in thousands)		(unaudited, in thousands)
Bookings:
Integrated Engineered Solutions	$26,492	$104,198	$139,695	$183,758
Standard & Traditional	37,782	112,573	102,516	181,280
Automation & Controls	23,906	21,707	41,703	49,824

Total bookings	$88,180	$238,478	$283,914	$414,862

The decrease in bookings for the Integrated Engineered Solutions segment for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily driven by lower project award activity and customers delaying or postponing certain projects to the latter part of 2009 or into 2010. The decrease in bookings for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily driven by reduced oil and water technology project bookings in the UK and Japan, partially offset by higher 2009 CO 2 membrane technology bookings for the US.

The decrease in bookings for the Standard & Traditional segment for both the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 was primarily due to the continued decline in well completion activity combined with certain project cancellations by one of our customers in Canada, partially offset by the incremental bookings from our Linco and Connor Sales Company acquisitions.

The increase in bookings for our Automation & Controls segment for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily related to a booking of a large chemical injection package unit partially offset by the reduction in international field service activities resulting from the closure of our operations in Kazakhstan. The decrease in bookings for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily related to the reduction in international field service activities resulting from the closure of our operations in Kazakhstan partially offset by a booking of a large chemical injection package unit.

The Company’s backlog as of June 30, 2009 and 2008 was:

	Six Months Ended June 30,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentage change)
Backlog:
Integrated Engineered Solutions	$201,269	$173,625	$27,644	16%
Standard & Traditional	34,289	93,097	(58,808)	(63)%
Automation & Controls	11,183	6,395	4,788	75%

Total backlog	$246,741	$273,117	$(26,376)	(10)%

Liquidity and Capital Resources

Cash and Cash Equivalents

Working Capital

Working capital, excluding cash and cash equivalents, decreased to $52.5 million at June 30, 2009 from $68.1 million at December 31, 2008. The $15.6 million decrease in working capital was primarily attributable to a $30.6 million decrease in trade accounts receivable and a $7.7 million decrease in inventory and the combination of various net asset decreases of $2.8 million, partially offset by a $3.2 million increase in costs and estimated earnings on uncompleted projects and a $22.3 million decrease in accounts payable.

The $30.6 million decrease in accounts receivable resulted from an overall four day improvement in the average collection period for billed receivables during the six months ended June 30, 2009 as a result of converting milestone billings on some large engineered equipment projects to cash primarily in the US, Canada and Japan and due to improved collections efforts from our field services activities in the Gulf of Mexico and from our Standard & Traditional equipment and services throughout North America. The $7.7 million decrease in inventory was primarily related to reductions in raw materials, parts, and work-in-process as a direct result of managing inventory levels to the current demand for our products. The $3.2 million increase in costs and estimated earnings in excess of billings was associated with the timing of contractual milestone billings compared to progress recognized on certain large engineered equipment projects. The $22.3 million decrease in accounts payable was primarily due to the timing of paying our vendors and subcontract fabricators associated with significant materials received late in the fourth quarter of 2008 related to our large engineered equipment projects that were paid during the six months ended June 30, 2009.

Cash Flow

	For the Six Months Ended June 30,
	2009	2008
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$50,290	$16,476
Investing activities	(20,947)	(34,828)
Financing activities	(19,155)	(2,725)
Effect of exchange rate changes on cash and cash equivalents	332	29

Net increase (decrease) in cash and cash equivalents	$10,520	$(21,048)

Net cash provided by operating activities for the six months ended June 30, 2009 was $50.3 million compared to $16.5 million for the six months ended June 30, 2008. The $33.8 million increase in net cash provided by operating activities was primarily a result of the changes in working capital items, excluding cash and cash equivalents in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 resulting in a net increase in cash provided by working capital of $29.0 million and $7.9 million increase in other items, primarily consisting of $4.7 million in additional deferred tax expense, $1.3 million of higher depreciation and amortization expense, approximately $1.2 million of higher share-based compensation expense and $772,000 increase in other items. These increases were partially offset by the lower net income of $936,000 and higher long term assets and liabilities of $2.1 million.

Management believes that the remaining unbilled costs and estimated earnings in excess of billings will be billed in subsequent periods and are collectible. Of the $34.4 million of costs and estimated earnings in excess of billings at June 30, 2009, $12.7 million was subsequently billed in July 2009.

Net cash used in investing activities was $20.9 million and $34.8 million for the six months ended June 30, 2009 and 2008, respectively. The primary use of funds for the six months ended June 30, 2009 was for capital expenditures, of which $17.4 million was used for growth initiatives and productivity improvements and $4.0 million was used for maintenance capital expenditures that replaced or enhanced the useful lives of our fixed assets, offset by a purchase price adjustment of $192,000 for Linco-Electromatic Inc. and proceeds from sales of property, plant and equipment of $308,000. The primary uses of funds for the six months ended June 30, 2008 were related to the net cash payment of $24.1 million associated with our acquisition of Linco-Electromatic Inc. and $10.7 million of capital expenditures, of which approximately $7.1 million was used for growth initiatives and $3.6 million was used for maintenance capital expenditures that replaced or enhanced the useful lives of our fixed assets.

Net cash used in financing activities for the six months ended June 30, 2009 and 2008 was $19.1 million and $2.7 million respectively. The primary uses of cash for the six months ended June 30, 2009 included $13.0 million to repay borrowings under our credit facility, $5.9 million in bank overdrafts and $203,000 to repurchase shares under our share repurchase program. The primary uses of cash for the six months ended June 30, 2008 included $2.3 million in bank overdrafts, $1.0 million in treasury shares acquired and $248,000 in dividends paid. This was partially offset by $579,000 related to the proceeds from stock issuance related to stock options and excess tax benefits of share-based compensation.

Capital Resources

See Note 7, Debt, to our consolidated financial statements.

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

As of June 30, 2009, we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the design and operation effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange

Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of such disclosure controls and procedures are met.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the surrenders and repurchases of the Company’s equity securities during the three months ended June 30, 2009:

Period	Total Number of Shares Purchased Outside of Publicly Announced Program	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(4)
April 1 to 30, 2009(1)	1,000	$—	—	$—
May 1 to 31, 2009(1)	1,500	—	—	—
June 1 to 30, 2009(2)	2,413	31.765	—	—

Three months ended June 30, 2009	4,913	$31.765	—	$20,317,950

(1)

These acquisitions of equity securities were the result of the cancellation of 2,500 restricted shares upon cessation of employment prior to the time restrictions lapsed, each pursuant to the terms of the Company’s shareholder approved equity compensation plans and the terms of the equity grants pursuant to those plans.

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

(3)	Excludes canceled restricted stock, since the purchase price is zero.
(4)

The original program adopted in October 2008, which expires in October 2009, allowed for the repurchase of $25.0 million of our common stock. The Merger Agreement prohibits us from making any repurchases prior to the closing date.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of NATCO Group Inc. was held on May 19, 2009 in Houston, Texas. At the annual meeting, the holders of 19,124,526 shares of NATCO common stock out of 19,919,240 common shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum.

Proposals submitted to a vote of security holders were:

(1)	Election of two Class II members of the Board of Directors, each to hold office for a three-year term expiring at the annual meeting of stockholders in 2012.

	Number of Voting Shares
	For	Withheld
Keith K. Allan	8,531,848	10,592,678
George K. Hickox, Jr.	8,547,816	10,576,710

(2)	Ratification of KPMG LLP as our independent public accountants for the fiscal year ending December 31, 2009.

Number of Voting Shares
For	Against	Abstained
18,738,898	376,752	8,876

(3)	Approval of the NATCO Group Inc. 2009 Long-Term Incentive Compensation Plan.

Number of Voting Shares
For	Against	Abstained
9,524,611	8,861,457	10,434

Each of the proposals was approved by the requisite number of votes necessary for their adoption.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of NATCO Group Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer of NATCO Group Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATCO GROUP INC.

Date: August 7, 2009	By:	/s/ JOHN U. CLARKE
John U. Clarke Chairman of the Board and Chief Executive Officer

Date: August 7, 2009	By:	/s/ C. ANDREW SMITH
C. Andrew Smith Senior Vice President-Finance and Chief Financial Officer