Form 10-Q
period 2009-09-30
NATCO GROUP INC
filed 2009-11-09
CIK 1057693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, the issuer had outstanding 20,012,568 shares of common stock, par value $0.01 per share.

NATCO GROUP INC.

FORM 10-Q

Quarterly Report For the Quarter Ended September 30, 2009

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NATCO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,908	$17,698
Trade accounts receivable, less allowance for doubtful accounts of $2,398 and $2,090 as of September 30, 2009 and December 31, 2008, respectively	96,802	146,127
Costs and estimated earnings in excess of billings on uncompleted contracts	34,359	31,237
Inventories, net	47,311	58,163
Deferred income tax assets, net	10,212	8,077
Prepaid expenses and other current assets	4,001	9,724

Total current assets	231,593	271,026
Property, plant and equipment, net	99,855	77,016
Goodwill, net	132,404	127,389
Deferred income tax assets, net	992	708
Intangible and other assets, net	28,704	32,027

Total assets	$493,548	$508,166

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and other	$53,982	$76,253
Accrued expenses	63,407	52,202
Billings on uncompleted contracts in excess of costs and estimated earnings	20,008	51,131
Income taxes payable	5,400	5,675

Total current liabilities	142,797	185,261
Long-term deferred tax liabilities	16,360	12,250
Long-term debt	—	13,000
Postretirement benefits and other long-term liabilities	8,157	9,689

Total liabilities	167,314	220,200
Commitments and contingencies (See Note 9, Contingencies)
NATCO Group Inc. stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares (of which 500,000 are designated as Series A); no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 20,012,434 and 20,242,414 shares issued as of September 30, 2009 and December 31, 2008, respectively	203	203
Additional paid-in-capital	165,918	159,193
Retained earnings	159,986	136,588
Treasury stock, 243,480 and 321,274 shares as of September 30, 2009 and December 31, 2008, respectively	(4,296)	(4,623)
Accumulated other comprehensive (loss) income	1,731	(4,923)

Total NATCO Group Inc. stockholders’ equity	323,542	286,438

Noncontrolling interests	2,692	1,528

Total stockholders’ equity	326,234	287,966

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$493,548	$508,166

The accompanying notes are an integral part of these consolidated financial statements.

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Products	$130,366	$135,548	$399,579	$392,331
Services	24,840	23,719	73,014	79,304

Total revenue	$155,206	$159,267	$472,593	$471,635
Cost of goods sold and services:
Products	$90,959	$103,019	$289,777	$295,479
Services	12,471	12,826	37,976	42,219

Total cost of goods sold and services	$103,430	$115,845	$327,753	$337,698

Gross profit	$51,776	$43,422	$144,840	$133,937
Selling, general and administrative expense	33,876	32,498	95,334	91,756
Depreciation and amortization expense	3,507	2,285	9,634	7,136
Interest expense	177	199	700	433
Interest income	(22)	(204)	(54)	(813)
(Gain) loss on unconsolidated investment	(749)	37	(280)	(46)
Other expense (income), net	1,012	(755)	565	237

Income before income taxes and noncontrolling interests	$13,975	$9,362	$38,941	$35,234
Income tax provision	5,038	3,331	14,032	12,501

Net income	$8,937	$6,031	$24,909	$22,733
Less: Net income attributable to noncontrolling interests	652	463	1,514	1,119

Net income attributable to NATCO Group Inc.	8,285	5,568	23,395	21,614

Preferred stock dividends	—	—	—	248

Net income available to common stockholders	$8,285	$5,568	$23,395	$21,366

Earnings per share:
-Basic	$0.42	$0.28	$1.17	$1.09
-Diluted	$0.41	$0.27	$1.17	$1.07
Weighted average number of shares of common stock:
-Basic	19,546	19,802	19,529	19,373
-Diluted	19,716	19,977	19,672	19,953

NATCO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$24,909	$22,733
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	2,388	(1,622)
Depreciation and amortization expense	9,634	7,136
Share-based compensation expense	6,396	5,696
Excess tax benefit of share-based compensation	—	29
Gain from unconsolidated investment	(280)	(46)
Net periodic cost on postretirement benefit liability	(1,138)	(919)
Loss (gain) on sale of property, plant and equipment	93	(31)
Change in assets and liabilities:
Decrease (increase) in trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	50,262	(5,800)
Decrease (increase) in inventories	11,517	(1,559)
Decrease (increase) in prepaid expense and other current assets	5,647	(818)
Decrease (increase) in long-term assets	410	(844)
Increase (decrease) in long-term liabilities	(1,037)	1,961
Increase (decrease) in trade accounts payable and other and billings on uncompleted contracts in excess of costs and estimated earnings	(51,436)	14,386
Increase (decrease) in accrued expenses	9,770	(11,138)
Decrease in other income taxes	435	(4,216)

Net cash provided by operating activities	67,570	24,948

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(30,791)	(18,783)
Acquisitions, net of cash acquired	192	(60,912)
Proceeds from sales of property, plant and equipment	273	77

Net cash used in investing activities	(30,326)	(79,618)

Cash flows from financing activities:
Short-term borrowings	—	—
Long-term financing activities	(13,000)	10,000
Proceeds from stock issuances related to stock options, net	1,132	1,502
Excess tax benefit of share-based compensation	(7)	553
Change in bank overdrafts	(4,458)	(3,695)
Dividends paid	—	(248)
Treasury shares acquired	(469)	(1,050)

Net cash used in financing activities	(16,802)	7,062

Effect of exchange rate changes on cash and cash equivalents	768	(265)

Increase (decrease) in cash and cash equivalents	21,210	(47,873)
Cash and cash equivalents at beginning of period	17,698	63,577

Cash and cash equivalents at end of period	$38,908	$15,704

Cash paid for interest	$420	$226
Cash paid for income taxes	$11,464	$17,927

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

The accompanying interim consolidated financial statements and related disclosures are unaudited and prepared by NATCO Group Inc. pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). As permitted by these regulations, certain information and footnote disclosures that would typically be required in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company’s management believes that these statements reflect all the normal recurring and non-recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filing for the year ended December 31, 2008 which includes a summary of our significant accounting policies and other disclosures. Beginning January 1, 2009, we modified presentation of the noncontrolling interests in our consolidated financial statements in accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC” or “ASC”). See Note 8 for further discussion.

The preparation of financial statements requires the Company’s management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

We have evaluated subsequent events through November 9, 2009, which is the date our consolidated financial statements were issued.

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

The consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, without limitation, the approval of the Merger Agreement by the Company’s stockholders, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, approval of the listing on the New York Stock Exchange of the shares of common stock of Cameron to be issued in the Merger and the absence of any injunction or restraint that prohibits consummation of the Merger. Each party’s obligation to close the Merger is also subject to the accuracy of representations and warranties of, and compliance with, covenants by the other party to the Merger Agreement, in each case, as set forth in the Merger Agreement. The obligation of each party to close the Merger is also subject to the absence of any material adverse effect on the other party. The Merger Agreement also contains customary representations, warranties, and covenants of Cameron, Merger Sub, and the Company.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

References to “NATCO” and “the Company” are used throughout this document and relate collectively to NATCO Group Inc. and its consolidated subsidiaries.

(2) Inventories—Inventories consisted of the following amounts:

	September 30, 2009	December 31, 2008
	(unaudited)
	(in thousands)
Finished goods	$18,701	$15,372
Work-in-process	9,200	26,854
Raw materials and supplies	32,083	32,803

Inventories at FIFO, LIFO and weighted average	59,984	75,029
Inventory reserves	(12,673)	(16,866)

Net inventories	$47,311	$58,163

The Company’s net inventories as of September 30, 2009 and December 31, 2008 by valuation method were:

	September 30, 2009	December 31, 2008
	(unaudited)
	(in thousands)
FIFO	$13,218	$13,098
Weighted average cost	791	873
LIFO	33,302	44,192

Net inventories	$47,311	$58,163

(3) Costs, Estimated Earnings and Billings on Uncompleted Contracts

	September 30, 2009	December 31, 2008
	(unaudited)
	(in thousands)
Costs incurred on uncompleted contracts	$345,433	$279,096
Estimated earnings	165,384	131,063
Foreign currency translation	(323)	1,749

	510,494	411,908
Billings to date	(496,143)	(431,802)

	$14,351	$(19,894)

Included in the accompanying balance sheets as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$34,359	$31,237
Billings on uncompleted contracts in excess of costs and estimated earnings	(20,008)	(51,131)

	$14,351	$(19,894)

Costs and estimated earnings to date in excess of billings on contracts in progress represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reported as trade accounts receivable. Unbilled revenue is reported as costs and estimated earnings in excess of billings on uncompleted contracts on the Company’s consolidated balance sheets. The timing of when we bill our customers is generally based on advance billing terms or contingent upon completion of certain phases of the work, as stipulated in the contract. Progress billings in trade accounts receivable at September 30, 2009 and December 31, 2008, are typically collected within one year. Cost of revenue includes direct contract costs such as material, labor, and certain indirect costs that are attributable to contract activity.

(4) Goodwill and Intangible Assets

Goodwill

Net goodwill by segment as of September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008
	(unaudited)
	(in thousands)
Integrated Engineered Solutions	$83,383	$80,682
Standard & Traditional	42,963	40,705
Automation & Controls	6,058	6,002

Total	$132,404	$127,389

Changes in the carrying amount of goodwill were as follows (unaudited, in thousands):

Balance at December 31, 2008	$127,389
Goodwill associated with Connor Sales Company, Inc. acquisition	1,394
Foreign currency translation and other	3,621

Balance at September 30, 2009	$132,404

Based on testing performed by management, goodwill was not impaired as of December 31, 2008. During the nine months ended September 30, 2009, no additional testing was performed as management noted no indications of goodwill impairment. The $1.4 million increase in goodwill was due to an adjustment made during the quarter ending March 31, 2009 in the assigned fair value of the Connor Sales Company trade name associated with the integration of Connor Sales Company following the acquisition made in the third quarter of 2008 resulting in a reduction in the value of our patents and trademarks (see below).

Intangible Assets

Intangible assets subject to amortization as of September 30, 2009 and December 31, 2008 were:

	As of September 30, 2009		As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(unaudited)
		(in thousands)
Deferred financing fees	$1,392	$883	$1,372	$655
Patents and trademarks	6,894	1,294	8,054	639
Customer lists	20,589	1,854	19,926	844
Other	4,291	2,791	4,705	2,101

Total	$33,166	$6,822	$34,057	$4,239

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization and interest expense related to deferred financing fees, patents and other of $869,000 and $2.6 million were recognized for the three and nine months ended September 30, 2009 compared to $313,000 and $1.5 million for the three and nine months ended September 30, 2008, respectively.

(5) Warranty Costs

The following table presents the changes in the Company’s aggregate product warranty liability for the nine months ended September 30, 2009 and the year ended December 31, 2008:

	September 30, 2009	December 31, 2008
	(unaudited)
	(in thousands)
Beginning balance	$4,658	$3,265
Provision for warranties issued during period	3,325	3,473
Adjustments to warranties issued in prior periods	(1,190)	(134)
Payments during period	(2,062)	(1,832)
Foreign currency adjustments	153	(114)

Ending balance	$4,884	$4,658

(6) Income Taxes

The effective income tax rate on net income attributable to NATCO, for the nine months ended September 30, 2009 was 35.7%. The effective income tax rate was more than the rate that would have resulted from applying the US federal statutory tax rate primarily due to the impact of state income taxes and nondeductible merger-related expenses.

As of December 31, 2008 the Company reserved for a liability of $920,000 for unrecognized tax benefits related to various federal income tax matters as required by the Income Taxes Topic of the FASB Accounting Standards Codification. The liability was reduced to $502,000 for the period ended September 30, 2009 due to the expiration of the statute of limitations on a portion of the liability. If recognized, the entire amount of the remaining liability would affect our effective tax rate. We believe that current tax positions that have resulted in unrecognized tax benefits will not significantly increase or decrease within the next year. Any interest and penalties that may be incurred as part of this liability would be recognized as a component of interest expense and other expense, respectively. No interest or penalty expenses have been recognized as of September 30, 2009. The Company’s US federal tax returns currently open to audit by the Internal Revenue Service relate to the years ended December 31, 2006 through 2008.

(7) Debt

As of September 30, 2009, the Company had available capacity under our various credit facilities of $92.6 million. The Company’s existing credit facilities are discussed below. For further discussion of our credit facilities, see the Company’s 2008 Annual Report on Form 10-K.

In July 2006, the Company entered into a revolving credit facility agreement with a maturity of September 30, 2011 and a total borrowing capacity of $85.0 million, which was increased to $137.7 million on December 23, 2008. Funds available under the credit facility can be used for working capital needs, general corporate purposes, acquisitions, and to issue letters of credit, guarantees and bonds up to $100.0 million. The Company pays commitment fees on the undrawn portion of the facility, depending upon the ratio of Funded Debt

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to EBITDA. At September 30, 2009, the Company paid commitment fees of 0.4% of the undrawn portion of the facility. Availability under our credit facility is reduced by the amount of borrowings and outstanding letters of credit. As of September 30, 2009, there were no borrowings and $55.0 million in letters of credit outstanding under this facility, resulting in total available borrowing capacity of $82.6 million. The letters of credit, which support various contract performance and warranties, expire at various dates through April 1, 2014. Fees related to these letters of credit were approximately 2.5% at September 30, 2009.

On October 26, 2009, a majority of the banks under the revolving credit facility agreement granted a waiver related to the capital expenditures – covenant under the agreement.

In June 2007, the Company entered into an export sales credit facility with total borrowing capacity of $10.0 million. The facility, which will expire on June 15, 2010, is partially guaranteed by the US Export-Import Bank and is subject to certain borrowing base limitations. Interest on borrowings under the facility is either (1) the lender’s prime rate less 0.5% or (2) the London Interbank Offered Rate plus 1.35%, at the Company’s election. Availability under this credit facility is reduced by the amount of borrowing and outstanding letters of credit. Total borrowing capacity under this facility at September 30, 2009 was $10.0 million and there were no borrowings and no letters of credit outstanding under this facility as of September 30, 2009.

At September 30, 2009, the Company also had unsecured letters of credit and bonds totaling approximately $1.8 million related to its international subsidiaries.

(8) Noncontrolling Interests

On January 1, 2009, we modified presentation of the noncontrolling interests in our consolidated financial statements in accordance with the Consolidation Topic of the FASB ASC. This Topic provides accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary by re-characterizing minority interests as noncontrolling interests and classifying them as a component of equity in our consolidated balance sheet. The guidance requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of operations. The presentation and disclosure requirements of this Topic require retrospective application to all prior periods presented.

The Consolidation Topic of FASB ASC also requires enhanced disclosures to clearly distinguish between our interests and the interests of noncontrolling owners. Our noncontrolling interests relate to two international subsidiaries (in Japan and Angola) and one subsidiary in the US (a pilotless burner system company), which we consolidate. In accordance with this guidance, we presented the noncontrolling interests in these three subsidiaries as equity on our consolidated balance sheets as of September 30, 2009 and December 31, 2008 and presented net income attributable to noncontrolling interests separately on our consolidated statements of operation for the three and nine months ended September 30, 2009 and 2008. Prior year amounts were previously included in mezzanine equity and in selling, general and administrative expense on our consolidated balance sheets and consolidated statements of operation, respectively. The effect at December 31, 2008 was a reduction in the reported noncontrolling interest in mezzanine equity of $1.5 million, which was reclassified as a component of equity.

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

The Company has taken a number of important steps to enhance its internal controls over compliance. The Company added staffing, restructured its organization, increased training and awareness and improved communications throughout the organization. The Company also has taken remedial actions to assure that record keeping is compliant with all laws and regulations of the jurisdictions in which we operate.

As of September 30, 2009 we have expended an aggregate of approximately $11.0 million on legal and other professional services related to compliance matters since the commencement of the internal review. Although we do not expect these matters to have a material adverse effect on our business or financial condition, we can give no assurance to that effect. However, the fees incurred related to contingencies had an impact on our cash flows and liquidity in this and prior quarters and may continue to do so in the future.

(10) Litigation

In the reporting period in which an unfavorable outcome of litigation becomes probable and estimable, we accrue for the amount in our financial statements, according to the requirements of the Contingencies Topic of the FASB ASC. The Company did not have any material litigation pending at September 30, 2009.

NATCO and its subsidiaries are defendants or otherwise involved in an internal review and related SEC inquiry as discussed in Note 9, Contingencies.

NATCO is a defendant in two lawsuits that have been filed in connection with the proposed Merger and has agreed to indemnify certain directors named in the lawsuits pursuant to the requirements of indemnification agreements with such directors. The first case was filed in the 189th Judicial District Court of Harris County, Texas. The second case was filed in the Court of Chancery of the State of Delaware. The suit in Delaware has been stayed, pending the outcome of the Texas litigation. The plaintiffs in both lawsuits are NATCO stockholders. The suits allege, among other things, breaches of fiduciary duties of the directors of NATCO owed to NATCO stockholders in connection with the proposed merger. In addition, the plaintiffs allege NATCO aided and abetted the alleged breaches by the NATCO directors. The plaintiffs seek to enjoin the Merger and ask for other legal and equitable relief. On October 1, 2009, Cameron, NATCO and the plaintiff in the Texas litigation entered into a memorandum of understanding regarding the terms of a settlement. The proposed settlement includes disclosure of certain information to NATCO’s stockholders in the proxy statement/prospectus delivered

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to stockholders in connection with the meeting to approve the Merger transaction, and an agreement that neither Cameron nor NATCO will oppose plaintiff’s counsel’s application for Cameron to pay attorneys’ fees and costs in an amount to be determined by the court but not to exceed $370,000. The proposed settlement is subject to approval of the court, and once approved, will release any and all claims concerning the merger by NATCO stockholders who owned common stock at any time from and including June 1, 2009 through the closing of the merger. No assurances can be given that the court will approve the proposed settlement. If the settlement is not approved, this litigation could, however, delay or prevent the proposed Merger. It is also possible that additional suits seeking to enjoin the proposed Merger could be filed. Any such suit could delay or prevent the proposed Merger.

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

(11) Share-Based Compensation

The Board of Directors has adopted and the stockholders have approved the 2009 Incentive Plan which provides for the issuance of up to an aggregate of 650,000 shares of common stock. As of September 30, 2009, the Company had 741,989 shares available for future awards under its long-term incentive compensation plans. The Company may elect to issue new shares or treasury shares, if any, under its long-term incentive compensation plans.

The components of total share-based compensation expense, related to all of the Company’s share-based options and awards recognized for the three months ended September 30, 2009 and 2008, were:

	For the Three Months Ended September 30,
	2009	2008
	(unaudited, in thousands)
Total share-based compensation expense	$2,027	$2,489
Tax benefit of share-based compensation expense	(706)	(849)

Share-based compensation expense, net of tax, recognized in income	$1,321	$1,640

The components of total share-based compensation expense, related to all of the Company’s share-based options and awards recognized for the nine months ended September 30, 2009 and 2008, were:

	For the Nine Months Ended September 30,
	2009	2008
	(unaudited, in thousands)
Total share-based compensation expense	$6,396	$5,696
Tax benefit of share-based compensation expense	(2,243)	(1,960)

Share-based compensation expense, net of tax, recognized in income	$4,153	$3,736

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company granted a total of 73,220 and 90,720 shares of restricted stock and 123,540 and 152,540 stock options to certain key employees during the three and nine month periods ending September 30, 2009. There were no changes in methods or assumptions used to measure share-based awards, and there was no significant impact of share-based arrangements on the Company’s cash flow for the three-month period ended September 30, 2009.

(12) Earnings per Share

As required by the Earnings per Share Topic of the FASB Accounting Standards Codification, the basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. The diluted earnings per common and potential common share is computed using net income available to common stockholders divided by the sum of the weighted average number of shares outstanding for the period and any incremental shares associated with (1) stock options and awards determined by using the “Treasury method” and (2) convertible preferred stock determined by applying the “if-converted” method. Net income available to common stockholders represents net income less convertible preferred stock dividends accrued.

For the nine months ended September 30, 2008, the Company included 593,000 preferred shares, issuable upon conversion of series B convertible preferred shares, in the calculation of the diluted weighted average shares, as the inclusion of these shares was dilutive at the level of income for the period. The preferred shares were converted into common shares on March 25, 2008.

The Company computes incremental shares according to the requirements of the Compensation – Stock Compensation Topic of the FASB ASC. The assumed proceeds include the windfall tax benefit related to unrecognized compensation expense. If anti-dilutive common shares related to stock options were included in our calculation, the impact would have been an increase of approximately 77,000 shares and 78,000 shares, in the three months ended September 30, 2009 and 2008, respectively and an increase of approximately 218,000 shares and 75,000 shares in the nine months ended September 30, 2009 and 2008, respectively.

On January 1, 2009 we began to include all restricted stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted earnings per share (“EPS”) calculations as required by the Earnings per Share Topic of the FASB ASC. As a result, we have included all outstanding restricted stock awards in our calculation of basic and diluted EPS for current and prior periods. This Topic also requires additional disclosure of EPS for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards of retirement eligible employees. Undistributed earnings represent earnings that were available for distribution but were not distributed. There were no dividends declared or paid on our common stock for the three months ended, September 30, 2009 and 2008.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of basic and diluted earnings per common and potential common share for the three months ended September 30, 2009 and 2008, respectively:

	For the Three Months Ended September 30, 2009			For the Three Months Ended September 30, 2008
	Income	Weighted Average Shares Outstanding	Per Share Amount	Income	Weighted Average Shares Outstanding	Per Share Amount
	(unaudited; in thousands, except earnings per share amounts)
Net income attributable to NATCO Group Inc.	$8,285			$5,568
Undistributed earnings allocated to restricted shares(1)	(170)			(108)

Basic EPS:
Income available to common stockholders	8,115	19,546	$0.42	$5,460	19,802	$0.28

Effect of dilutive securities:
Undistributed earnings allocated to restricted shares	170			108
Stock options		170			175
Undistributed earnings reallocated to restricted shares	(168)			(107)

Diluted EPS:
Net income available to common stockholders	$8,117	19,716	$0.41	$5,461	19,977	$0.27

(1)

Application of the Earnings per Share Topic as described above resulted in net income attributable to restricted stock, of approximately 410,000 shares was $170,000 or $0.42 per share for basic and $168,000 or $0.41 per share for fully diluted shares for the quarter ender September 30, 2009. Net income attributable to restricted stock, of approximately 393,000 shares was $108,000 or $0.28 per share for basic and $107,000 or $0.27 per share for fully diluted shares for the quarter ended September 30, 2008.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Nine Months Ended September 30, 2009			For the Nine Months Ended September 30, 2008
	Income	Weighted Average Shares Outstanding	Per Share Amount	Income	Weighted Average Shares Outstanding	Per Share Amount
	(unaudited; in thousands, except earnings per share amounts)
Net income attributable to NATCO Group Inc.	$23,395			$21,614
Undistributed earnings allocated to restricted shares(1)	(475)			(324)
Convertible preferred stock dividends accrued				(248)

Basic EPS:
Income available to common stockholders	22,920	19,529	$1.17	$21,042	19,373	$1.09

Effect of dilutive securities:
Undistributed earnings allocated to restricted shares	475			324
Stock options		142			185
Undistributed earnings reallocated to restricted shares	(472)			(321)
Convertible preferred stock				248	394

Diluted EPS:
Net income available to common stockholders	$22,923	19,672	$1.17	$21,293	19,953	$1.07

(1)

Application of the Earnings per Share Topic as described above resulted in net income attributable to restricted stock, of approximately 405,000 shares was $475,000 or $1.17 per share for both basic and for fully diluted shares for the nine months ended September 30, 2009. Net income attributable to restricted stock, of approximately 298,000 shares was $324,000 or $1.09 per share for basic and $321,000 or $1.07 per share for fully diluted shares for the nine months ended September 30, 2008.

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

The following table shows summarized financial information concerning the Company’s reportable segments:

	Integrated Engineered Solutions	Standard & Traditional	Automation & Controls	Eliminations	Total
	(unaudited, in thousands)
Three Months Ended September 30, 2009
Revenue from unaffiliated customers	$88,786	$51,594	$14,826	$—	$155,206
Inter-segment revenue	$—	$153	$1,709	$(1,862)	$—
Segment profit (loss)	$20,755	$(1,703)	$(1,503)	$—	$17,549
Total assets	$235,500	$228,725	$29,323	$—	$493,548
Capital expenditures	$2,815	$6,104	$428	$—	$9,347
Depreciation and amortization	$1,221	$2,076	$210	$—	$3,507

Three Months Ended September 30, 2008
Revenue from unaffiliated customers	$45,108	$96,617	$17,542	$—	$159,267
Inter-segment revenue	$424	$(49)	$960	$(1,335)	$—
Segment profit (loss)	$4,382	$6,701	$(958)	$—	$10,125
Total assets	$195,141	$241,325	$28,751	$—	$465,217
Capital expenditures	$1,854	$4,907	$581	$—	$7,342
Depreciation and amortization	$915	$1,202	$168	$—	$2,285

Nine Months Ended September 30, 2009
Revenue from unaffiliated customers	$223,446	$200,078	$49,069	$—	$472,593
Inter-segment revenue	$100	$1,056	$4,004	$(5,160)	$—
Segment profit (loss)	$42,548	$7,465	$(2,778)	$—	$47,235
Total assets	$235,500	$228,725	$29,323	$—	$493,548
Capital expenditures	$9,294	$19,164	$1,396	$—	$29,854
Depreciation and amortization	$3,216	$5,747	$671	$—	$9,634

Nine Months Ended September 30, 2008
Revenue from unaffiliated customers	$151,404	$251,808	$68,423	$—	$471,635
Inter-segment revenue	$554	$846	$3,304	$(4,704)	$—
Segment profit	$18,291	$17,093	$4,990	$—	$40,374
Total assets	$195,141	$241,325	$28,751	$—	$465,217
Capital expenditures	$7,312	$10,906	$1,804	$—	$20,022
Depreciation and amortization	$2,945	$3,702	$489	$—	$7,136

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles total segment profit to income before income taxes and noncontrolling interests:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited, in thousands)		(unaudited, in thousands)
Total segment profit	$17,549	$10,125	$47,235	$40,374
Less:
Noncontrolling interests expense	(1,100)	(762)	(2,551)	(1,853)
Interest expense	177	199	700	433
Interest income	(22)	(204)	(54)	(813)
Depreciation and amortization	3,507	2,285	9,634	7,136
Other, net	1,012	(755)	565	237

Income before income taxes and noncontrolling interests	$13,975	$9,362	$38,941	$35,234

(14) Defined Contribution Plans

During the three and nine months September 30, 2009, the Company made contributions aggregating $1.0 and $ 2.9 million, respectively, to the Company’s defined contribution plans maintained in the US, Canada, Norway and the UK. During the three and nine months September 30, 2008, the Company made contributions aggregating $1.1 million and $3.2 million, respectively, to the Company’s defined contribution plans maintained in the US, Canada, Norway and the UK.

(15) Recent Accounting Pronouncements

In June 2009, the FASB issued an accounting standard under the Generally Accepted Accounting Principles Topic of the FASB ASC. This standard confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative US GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification does not change US GAAP and becomes effective for interim and annual periods ending on or after September 15, 2009. The Company’s adoption of this accounting standard on September 15, 2009 did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

In December 2007, the FASB updated the Business Combinations Topic of the FASB Accounting Standards Codification, effective for fiscal years beginning after December 15, 2008. This accounting standard changed the method of applying the acquisition method of accounting in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. It is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The Business Combinations Topic also updated the Income Taxes Topic of the FASB ASC such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the accounting standard would also apply the provisions of the Income Taxes Topic. The Company adopted the Business Combinations Topic on January 1, 2009; however, this pronouncement was applied prospectively to business combinations for acquisitions that

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

occur after the guidance became effective. The Company’s adoption of this pronouncement did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows, however, the pronouncement could impact future transactions entered into by the Company.

In December 2007, the FASB issued an accounting standard under the Consolidation Topic of the FASB ASC, effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. This accounting standard requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain consolidation procedures for consistency with the requirements of the Business Combination Topic. Guidance under this newly issued standard also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company adopted this accounting standard on January 1, 2009. Beginning with our 2009 interim reporting periods, we have presented noncontrolling interest (minority interest) as a separate component of shareholders’ equity and have complied with all other reporting and disclosure requirements for current and comparative periods. The Company’s adoption of this pronouncement did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In March 2008, the FASB amended and expanded the disclosure requirements about derivative instruments and hedging activities under the Derivatives and Hedging Topic of the FASB ASC. This accounting standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the standard on January 1, 2009. As this pronouncement provides only disclosure requirements, the adoption of this standard has not had a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2008, the FASB issued an accounting standard under the Intangibles – Goodwill and Other Topic of the FASB ASC, which amends the existing guidance, so that an entity will use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors, even when there is likely to be substantial cost or material modifications. This standard shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The purpose of the FSP is to improve the consistency between the useful life of a recognized intangible asset under the existing guidance and the period of expected cash flows used to measure the fair value of the asset under the Business Combinations Topic and other US generally accepted accounting principles. The Company’s adoption of this accounting standard on January 1, 2009 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows; however, the pronouncement could impact future transactions entered into by the Company.

In June 2008, the FASB issued an accounting standard under the Earnings per Share Topic of the FASB ASC effective for fiscal years beginning after December 15, 2008, and interim periods within those years. This standard requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined within the Earnings per Share Topic, and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in the Two-Class Method Paragraph of the Topic. Upon adoption, all previously reported EPS data will be adjusted retrospectively to conform to the requirements of the FSP. The Company’s adoption of this accounting standard on January 1, 2009 did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

NATCO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2009, the FASB issued an accounting standard under the Financial Instruments Topic of the FASB ASC, which shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This standard amends the existing guidance within the Topic to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and to require those disclosures in summarized financial information at interim reporting periods. The Company’s adoption of this accounting standard on July 1, 2009 did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

In April 2009, the FASB issued an accounting standard under the Fair Value Measurements and Disclosures Topic of the FASB ASC, which shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. This standard provides additional guidance for estimating fair value in accordance with the Fair Value Measurements and Disclosures Topic, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company’s adoption of this accounting standard on July 1, 2009 did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

In April 2009, the FASB issued an accounting standard under the Business Combinations Topic of the FASB ASC, which shall be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This accounting standard amends and clarifies the existing guidance within the Topic to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company’s adoption of this accounting standard on January 1, 2009 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows; however, the pronouncement could impact future transactions entered into by the Company.

In May 2009, the FASB issued an accounting standard under the Subsequent Events Topic of the FASB ASC, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financials statements are issued or are available to be issued. It sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and required disclosure of the date through which an entity has evaluated subsequent events. This accounting standard is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this standard (see Note 1). The Company’s adoption of this accounting standard on July 1, 2009 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward-looking statement”). The words “believe,” “expect,” “plan,” “intend,” “designed to,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this document include, but are not limited to, discussions of accounting policies and estimates, impacts of current market conditions and the global economic crisis, discussions of the proposed Merger, our expectations regarding the outcome of litigation (Note 10 to our consolidated financial statements), the potential impact of any government enforcement action related to FCPA matters (see “—Compliance Matters”), indicated trends in the level of oil and gas exploration and production and the effect of such conditions on our results of operations (see “—Industry and Business Environment”), future uses of and requirements for financial resources (see “—Liquidity and Capital Resources”) impact of bookings on future revenues and anticipated backlog levels (see “—Bookings and Backlog”). Our expectations about our business outlook, customer spending, potential acquisitions, joint venture operations, oil and gas prices and our business environment and that of the industry in general are only our expectations regarding these matters. Actual results may differ materially from those in the forward-looking statements contained in this report for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, the availability of a skilled labor force, world economic conditions, the level of drilling activity and well completion, the legislative environment in the United States and other countries, energy policies of OPEC, conflict involving the United States or in major petroleum producing or consuming regions, acts of war or terrorism, technological advances that could lower overall finding and development costs for oil and gas, weather patterns and the overall condition of capital markets in countries in which we operate.

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

Overview

Our third quarter of 2009 financial results are based on the following defined segments:

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

The Company has taken a number of important steps to enhance its internal controls over compliance. The Company added staffing, restructured its organization, increased training and awareness and improved communications throughout the organization. The Company also has taken remedial actions to assure that record keeping is compliant with all laws and regulations of the jurisdictions in which we operate.

During the second quarter 2009, and as required pursuant to its merger agreement with Cameron, the Company adopted a policy terminating any new business in countries that are subject to US government economic sanctions (“Embargoed Countries”). Consistent with the laws of their respective jurisdictions of incorporation, our UK, Japanese and Canadian subsidiaries have made sales (as part of their ongoing business) of non-US equipment and services to customers in certain Embargoed Countries. These sales represented approximately 1% of our consolidated revenue in each of the years 2008, 2007 and 2006.

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

As of September 30, 2009, we have expended to date a total of approximately $11.0 million on legal and other professional services related to compliance matters since commencement of the internal review. Although we do not expect these matters to have a material adverse effect on our business or financial condition, we can give no assurance to that effect. However, the fees incurred related to contingencies have had an impact on our cash flows and liquidity in this and prior quarters and may continue to do so in the future.

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

Revenue Recognition. In general, we recognize revenue and related costs when products are shipped and services are rendered for (1) time and materials and service contracts, (2) manufactured goods produced in standard manufacturing operations and sold in the ordinary course of business through regular marketing channels and (3) certain customized manufactured goods that are smaller jobs with less customization, making them similar to such standard manufactured goods (that is, contracts valued at less than or equal to $250,000 or having contract durations up to four months or less). Additionally, in compliance with the requirements of the Revenue Recognition Topic of the FASB ASC, we recognize revenue using the percentage of completion method on (1) contracts greater than $250,000 with contract durations in excess of four months that represent customized, engineered orders of our products that qualify for such treatment and (2) all Automation & Controls segment equipment fabrication and sales projects that qualify for such treatment. The Automation & Controls segment also applies the percentage of completion method to recognize revenue, regardless of contract value or duration, associated with customized products fabricated to order pursuant to a large number of smaller contracts with durations of two to three months, with occasional large systems projects of longer duration. Factors to support using the percentage of completion method include: (1) the segment does not produce standard units or maintain an inventory of similar products for sale, (2) the nature of the segment’s equipment fabrication and sales operations and (3) the potential for wide variations in our results of operations that could occur from applying the “as shipped” methodology as it relates to smaller contracts for these customized fabricated goods.

Earned revenue reflects the original contract price adjusted for agreed claims and approved change orders, if any. If the change order or claim is unapproved, no revenue is recognized. With respect to recorded contract revenue utilizing the percentage of completion method, earned revenue is based on the percentage that incurred costs to date relate to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work, which may include losses expected to be incurred, is charged in the period in which the changes or losses become known. We generally recognize revenue and earnings under the percentage of completion method over a period of two to nine quarters. In the event a project is terminated by our customer before completion, our customer is liable for costs incurred under the contract. In some instances, customers are billed in advance of services performed or products manufactured, and the Company recognizes the associated liability as deferred revenue. For the nine months ended September 30, 2009, 43.5% of total Company revenue was recorded on an as-shipped or as-performed basis and 56.5% was recorded using the percentage of completion method. Estimates are subjective in nature and it is possible that we could have used different estimates of total contract costs in our calculation of revenue recognized using the percentage of completion method. As of September 30, 2009, the Company had $209.5 million in revenue attributable to open percentage completion projects having an aggregate gross profit percentage of 30.7%. If we had used a different estimate of total contract costs for each contract in progress at September 30, 2009, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased each of total revenue and pre-tax income for the quarter ended September 30, 2009 by approximately $3.0 million. At September 30, 2009, the Company had two contracts in a loss position, with an estimated aggregate loss of $267,000.

We reported our periodic revenue net of any tax assessed by a government authority and imposed concurrent with or subsequent to a revenue-producing transaction between us and our customers.

Goodwill Evaluation. As required by the Intangibles – Goodwill and Other Topic of the FASB ASC, we evaluate goodwill annually for impairment by comparing the fair value of operating assets to the carrying value of those assets, including any related goodwill. As required by this standard, we identified separate reporting units for purposes of this evaluation. We used our segments as the reporting units, and tested the segments at December 31, 2008. In determining carrying value, we segregated assets and liabilities that, to the extent possible, are clearly identifiable by specific reporting unit. Certain corporate and other assets and liabilities, that are not clearly identifiable by specific reporting unit, are allocated as permitted by the standard. Fair value is determined by discounting projected future cash flows using our weighted average cost of capital, as calculated. In determining projected future cash flows for each segment, we make assumptions regarding the following key indicators: future market and sales growth rates (domestic and international), cost inflation, margin expectations, working capital, capital expenditure levels and tax levels. The fair value is then compared to the carrying value of the reporting unit to determine whether or not impairment has occurred at the reporting unit level. In the event an impairment is indicated, an additional test is performed whereby an implied fair value of goodwill is determined through an allocation of the fair value to the reporting unit’s assets and liabilities, whether recognized or unrecognized, in a manner similar to a purchase price allocation, in accordance with the guidance on business combinations. Any residual fair value after this purchase price allocation would be assumed to relate to goodwill. If the carrying value of the goodwill exceeded the residual fair value, we would record an impairment charge for that amount. We tested goodwill for impairment as required by the Intangibles – Goodwill and Other Topic at December 31, 2008. No additional testing was performed during the three months ended September 30, 2009, as no indications of goodwill impairment were noted.

Share-Based Compensation. The Company uses the modified prospective application transition method to account for share-based compensation consistent with the Compensation – Stock Compensation Topic of the FASB ASC. Under this method, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an operating expense on a straight-line basis over the requisite service period. Management is required to make subjective assumptions about the volatility of the Company’s common stock, the expected term of outstanding stock options, the risk-free interest rate and expected dividend payments during the contractual life of the options in order to calculate the fair value of the award. See Note 10, Share-Based Compensation, to our consolidated financial statements.

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

The following table summarizes the average monthly price of domestic crude oil and Brent crude oil per barrel, the average wellhead price of natural gas per thousand cubic feet (“Mcf”), as published by the US Department of Energy, and the average monthly number of rotary drilling rigs in operation in the US and internationally, as published by Baker Hughes Incorporated, for the three months ended September 30, 2009 and 2008 and for the years ended December 31, 2008 and 2007:

	Nine Months Ended September 30,		Twelve Months Ended December 31,
	2009	2008	2008	2007
Average monthly price of crude oil per barrel in the US.	$56.85	$113.31	$99.55	$72.32
Average monthly price of Brent crude oil per barrel	$57.11	$110.92	$96.85	$72.47
Average monthly wellhead price of natural gas per Mcf in the US	$3.65	$8.73	$8.07	$6.39
Average monthly US rig count	1,078	1,817	1,878	1,768
Average monthly international rig count (excludes North America)	992	1,075	1,079	1,005

Historically, we have viewed operating rig counts as one indicator of activity in the oil and gas industry for exploration and development. Revenue in the Standard & Traditional segment generally correlates to changes in North American onshore rig activity. Revenue in the Integrated Engineered Solutions and Automation & Controls segments depends more on oil and natural gas prices internationally, which impact our customers’ cash flows. Lower revenue generated from the sale of oil and natural gas usually translates into lower exploration, production, and capital project budgets. Crude oil prices declined from the record prices in July 2008 of approximately $145 per barrel to the low of $39.09 per barrel as of February 2009 and have since recovered to $70.46 per barrel as of September 30, 2009. The average wellhead price of natural gas decreased from a high of $8.07 per Mcf during 2008 to $ 2.92 per Mcf as of September 30, 2009. Additionally there has been a significant decline in US rig counts from a high in September 2008 of 2,031 to 1,069 as of October 30, 2009. At current prices some categories of exploration such as heavy oil or Canadian oil sands may not be economical to develop. In addition, limited access to capital caused by the recent contraction in the credit markets may constrain growth of industry supply capacity.

The decline in oil and gas prices impacted our business during 2008 and is expected to continue to do so in 2009 and into 2010. According to the “Short-Term Energy and Winter Fuels Outlook” published by the Energy Information Administration (“EIA”) of the US Government’s Department of Energy on October 6, 2009, the EIA expects worldwide petroleum demand to contract approximately 2.1% in 2009, with the decrease in demand of North America and the Pacific only partially offset by the increase in demand in China, the Middle East, and Latin America. The EIA projects a rebound with petroleum demand growth of just over 1% in 2010. While our record backlog at December 31, 2008 should contribute to historically strong revenue through much of 2009, bookings prospects for 2009 remain uncertain, which may impact the latter half of the year as well as our 2010 performance. As a result, management has implemented certain cost control measures for 2009 while recognizing our need to continue with our commitments to establishing a global presence, developing technologies and retaining a skilled workforce to meet with future demands.

Results of Operations

The following discussion of our historical results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Consolidated Revenue, Gross Profit, and Segment Profit

	Three Months Ended September 30,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue(1)	$155,206	$159,267	$(4,061)	(3%)
Cost of goods sold and services	103,430	115,845	(12,415)	(11%)

Gross profit	$51,776	$43,422	$8,354	19%
Operating expenses(2)	34,227	33,297	930	3%

Segment profit(3)	$17,549	$10,125	$7,424	73%

Gross profit percentage	33%	27%	6%	22%
Segment profit percentage	11%	6%	5%	83%

(1)	The table above includes inter-segment elimination amounts for revenue of $1.9 million and $1.3 million for the three months ended September 30, 2009 and 2008, respectively.
(2)	The Company allocates corporate and other expenses to each of the operating segments based on headcount, total assets, and revenue.
(3)

Segment profit is a non-GAAP financial measure that is reconciled to income before income taxes and noncontrolling interests. See Note 13, Industry Segments, to our consolidated financial statements. The Company believes that segment profit is one of the primary drivers of results and provides a more meaningful presentation for measuring liquidity and performance of the Company.

Revenue. Revenue of $155.2 million for the three months ended September 30, 2009 decreased approximately $4.0 million, or 3%, from $159.3 million for the three months ended September 30, 2008. This decrease was primarily due to the lower sales of our Standard & Traditional equipment and services across North America of approximately $45.0 million. Additionally, $2.0 million related to lower revenue in our Automation & Controls segment primarily as a result of a decrease in sales associated with the completion of the Kazakhstan work as of December 31, 2008. These decreases were partially offset by an approximate $43.0 million increase in revenue in the Integrated Engineered Solutions segment primarily due to higher revenue runoff on orders booked during the latter months of 2008.

Gross Profit. Gross profit of $51.8 million for the three months ended September 30, 2009 increased by approximately $8.4 million, or 19%, from $43.4 million for the three months ended September 30, 2008. This increase was primarily due to $17.4 million of contribution from improved project execution combined with the higher revenue in our Integrated Engineered Solutions business segment. This increase was primarily offset by a $9.0 million lower contribution in our Standard & Traditional segment.

Segment Profit. Segment profit of $17.6 million for the three months ended September 30, 2009 increased approximately $7.4 million, or 73%, from $10.1 million for the three months ended September 30, 2008. This increase was primarily a result from an increase in gross profit contribution of $8.4 million partially offset by $930,000 in higher operating expenses. The increase in operating expense was primarily a result of increases in corporate support costs of $3.1 million comprised of $1.8 million of legal and other costs associated with the proposed merger with Cameron and $1.3 million resulting from the costs associated with our Enterprise Business System (“EBS”) implementation. Additionally, there were $1.0 million of higher product development costs related to a higher volume of research and development projects and approximately $500,000 of higher direct operating expenses associated with the higher business activities experienced in our international consolidated joint venture. These increases were partially offset by $2.8 million of costs incurred in the quarter ended September 30, 2008 related to legal and compliance related costs combined with $870,000 decrease in corporate general and administrative expenses.

Integrated Engineered Solutions

	Three Months Ended September 30,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue	$88,786	$45,532	$43,254	95%
Cost of goods sold and services	54,467	28,647	25,820	90%

Gross profit	$34,319	$16,885	$17,434	103%
Operating expenses	13,564	12,503	1,061	8%

Segment profit	$20,755	$4,382	$16,373	374%

Gross profit percentage	39%	37%	2%	5%
Segment profit percentage	23%	10%	13%	130%

Revenue. Revenue of $88.8 million for the three months ended September 30, 2009 increased by approximately $43.3 million, or 95%, from $45.5 million for the three months ended September 30, 2008. This increase was primarily due to $31.4 million in higher revenue from our US engineered project activity as a result of higher revenue runoff on orders booked during the latter months of 2008 and $11.5 million of increased sales in our international engineered project business primarily driven by $8.9 million of higher sales in our Japan business and $2.6 million of increased sales in our UK business. Inter-segment revenue was zero for the three months ended September 30, 2009 compared to $424,000 for the three months ended September 30, 2008.

Gross Profit. Gross profit of $34.3 million for the three months ended September 30, 2009 increased approximately $17.4 million from $16.9 million for the three months ended September 30, 2008. This increase was primarily due to higher revenue in our US and international engineered project business described above, coupled with improved project execution in both the US and UK which led to a two percentage point improvement in gross profit percentage.

Segment Profit. Segment profit of $20.8 million for the three months ended September 30, 2009 increased $16.4 million from $4.4 million for the three months ended September 30, 2008. This increase was primarily due to $17.4 million of higher gross profit contribution partially reduced by a $1.1 million increase in operating expenses. The increase in operating expense consisted primarily from $1.0 million of higher direct operating expenses to support the increased engineered project activity combined with $454,000 of increased noncontrolling interest expense associated with the higher business activities experienced in our international consolidated joint venture, $577,000 of legal costs related to the proposed merger with Cameron, $413,000 resulting from the costs associated with our EBS implementation and $314,000 of higher product development costs related to a higher volume of research and development projects. This increase was partially offset by $1.5 million of legal and compliance related costs incurred in the quarter ended September 30, 2008 and approximately $250,000 of lower corporate support costs.

Standard & Traditional

	Three Months Ended September 30,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue	$51,747	$96,568	$(44,821)	(46)%
Cost of goods sold and services	36,930	72,722	(35,792)	(49)%

Gross profit	$14,817	$23,846	$(9,029)	(38)%
Operating expenses	16,520	17,145	(625)	(4)%

Segment profit	$(1,703)	$6,701	$(8,404)	(125)%

Gross profit percentage	29%	25%	4%	16%
Segment profit percentage	(3)%	7%	(10)%	(143)%

Revenue. Revenue of $51.7 million for the three months ended September 30, 2009 decreased $44.8 million, or 46%, from $96.6 million for the three months ended September 30, 2008. This decrease was primarily due to the lower sales of our Standard & Traditional equipment, parts and services across our US branch network of $31.6 million, decreased sales in Canada of $11.2 million and decreased sales in Latin America of $2.0 million. Inter-segment revenue was $153,000 for the three months ended September 30, 2009 compared to a loss of $49,000 for the three months ended September 30, 2008.

Gross Profit. Gross profit of $14.8 million for the three months ended September 30, 2009 decreased approximately $9.0 million, or 38%, from $23.8 million for the three months ended September 30, 2008. This decrease was primarily due to $44.8 million of lower product sales and services across the US, Canada, and Latin America as described above.

Segment Profit. Segment loss of $1.7 million for the three months ended September 30, 2009 decreased $8.4 million from a profit of $6.7 million for the three months ended September 30, 2008. This decrease was primarily due to $9.0 million of lower gross profit contribution partially offset by an approximate $625,000 decrease in operating expense. The decrease in operating expense was primarily a result of $1.1 million of lower support costs related to reduction in labor force, elimination of higher cost contract labor and other expenses as a result of cost initiatives due to lower levels of business activities combined with $975,000 of legal and compliance related costs incurred in the quarter ended September 30, 2008 and $730,000 of lower corporate support costs. These decreases were partially offset by $937,000 of legal costs related to the proposed merger, $676,000 in costs associated with our EBS implementation and $600,000 of higher product development costs related to a higher volume of research and development projects.

Automation & Controls

	Three Months Ended September 30,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue	$16,535	$18,502	$(1,967)	(11)%
Cost of goods sold and services	13,896	15,811	(1,915)	(12)%

Gross profit	$2,639	$2,691	$(52)	(2)%
Operating expenses	4,142	3,649	493	14%

Segment profit	$(1,503)	$(958)	$(545)	57%

Gross profit percentage	16%	15%	1%	7%
Segment profit percentage	(9)%	(5)%	(4)%	80%

Revenue. Revenue of $16.5 million for the three months ended September 30, 2009 decreased $2.0 million, or 11% from $18.5 million for the three months ended September 30, 2008. Revenue was down primarily due to a $2.7 million decrease in sales associated with the completion of the Kazakhstan work as of December 31, 2008 and $2.0 million of lower project shop sales associated with an overall decrease in activity resulting from customer deferrals and project delays and a $200,000 decrease in Angola due to customer staffing reductions on oil field service work. These decreases were partially offset by $2.9 million in additional revenue associated with our expansion into the process analytical business during the fourth quarter of 2008. Inter-segment revenue was $1.7 million for three months ended September 30, 2009 compared to $1.0 million for the three months ended September 30, 2008.

Gross Profit. Gross profit of $2.6 million decreased $52,000, or 2%, for the three months ended September 30, 2009 from $2.7 million for the three months ended September 30, 2008. This decrease was primarily due to $800,000 of lower contribution from field service activities as a result of closing down the Kazakhstan operations as of December 31, 2008. This decrease was partially offset by approximately $200,000 of higher contributions from higher margin project shop sales and approximately $500,000 of higher contributions related to the incremental sales from our process analytical business.

Segment Profit. Segment profit was a loss of $1.5 million for the three months ended September 30, 2009 compared to a loss of $958,000 for the three months ended September 30, 2008. This decrease of approximately $545,000 was primarily due to the $52,000 decrease in gross profit contribution combined with a $493,000 increase in operating expense consisting primarily of increased selling expenses and corporate support costs.

Other Items

Selling, General and Administrative Expense. Selling, general and administrative expense was $33.9 million for the three months ended September 30, 2009, an increase of $1.4 million, or 4.2%, compared to $32.5 million for the three months ended September 30, 2008. The increase in operating expense was primarily a result of increases in corporate support costs of $3.1 million as it relates to the legal costs associated with the proposed merger with Cameron of $1.8 million and $1.3 million resulting from the costs associated with our EBS implementation. Additionally, there was $1.0 million of higher product development costs as it relates to the higher volume of research and development projects and $946,000 of higher direct operating expense primarily to support the increased engineered project activity. These increases were partially offset by $2.8 million of costs incurred in the quarter ended September 30, 2008 related to legal and compliance related costs combined with $870,000 decrease in corporate general and administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense was $3.5 million and $2.3 million for the three months ended September 30, 2009 and 2008, respectively. The $1.2 million increase was primarily due to amortization of intangible assets associated with our acquisitions of Connor Sales Company in September 2008 and Linco-Electromatic in late January 2008 as well as the depreciation of operating equipment and leasehold improvements made during 2008.

Interest Expense. Interest expense was $177,000 for the three months ended September 30, 2009 which included interest on borrowings under our revolving credit facility and commitment fees paid for the unused portion of the Company’s lines of credit of $101,000 and amortization of deferred financing costs of $76,000. Interest expense was $199,000 for the three months ended September 30, 2008 which included interest paid on borrowings under our revolving credit facility and commitment fees paid for the unused portion of the Company’s lines of credit of approximately $166,000 and amortization of deferred financing costs of $33,000.

Interest Income. Interest income was $22,000 and $204,000 for the three months ended September 30, 2009 and 2008, respectively. The decrease of $182,000 from the prior year period resulted from a decrease in invested cash which was used for the Connor Sales Company acquisition and the purchase of company stock under our share repurchase program, along with a reduction of investment yields due to lower short term interest rates.

Other, net. Other, net was a net expense of $1.0 million for the three months ended September 30, 2009, primarily consisting of net realized and unrealized foreign exchange transaction losses compared to a net income of $755,000 for the three months ended September 30, 2008 primarily as a result of net realized and unrealized foreign exchange translation gains.

Income Tax Provision. Income tax expense included in net income attributable to NATCO, for the three months ended September 30, 2009 was $4.6 million compared to $3.0 million for the three months ended September 30, 2008. The change in tax expense was primarily attributable to an increase in pre-tax income to $12.9 million for the three months ended September 30, 2009 from pre-tax income of $8.6 million for the three months ended September 30, 2008. The effective tax rate for the three months ended September 30, 2009 was 35.7% compared to 35.3% for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Consolidated Revenue, Gross Profit, and Segment Profit

	Nine Months Ended September 30,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue(1)	$472,593	$471,635	$958	—
Cost of goods sold and services	327,753	337,698	(9,945)	(3)%

Gross profit	$144,840	$133,937	$10,903	8%
Operating expenses(2)	97,605	93,563	4,042	4%

Segment profit(3)	$47,235	$40,374	$6,861	17%

Gross profit percentage	31%	28%	3%	11%
Segment profit percentage	10%	9%	1%	11%

(1)	The table above includes inter-segment elimination amounts for revenue of $5.2 million and $4.7 million for the Nine months ended September 30, 2009 and 2008, respectively.
(2)	The Company allocates corporate and other expenses to each of the operating segments based on headcount, total assets, and revenue.

(3)

Segment profit is a non-GAAP financial measure that is reconciled to income before income taxes and noncontrolling interests. See Note 13, Industry Segments, to our consolidated financial statements. The Company believes that segment profit is one of the primary drivers of results and provides a more meaningful presentation for measuring liquidity and performance of the Company.

Revenue. Revenue of $472.6 million for the nine months ended September 30, 2009 increased approximately $1.0 million from $471.6 million for the nine months ended September 30, 2008. This increase was primarily due to a $71.6 million increase in revenue in the Integrated Engineered Solutions segment primarily due to higher revenue runoff on orders booked during the latter months of 2008. This increase was partially offset by the lower sales of our Standard & Traditional equipment and services across North America of approximately $51.5 million combined with $18.7 million of lower revenue runoff in our Automation & Controls segment primarily as a result of a decrease in sales associated with the completion of the Kazakhstan work as of 2008.

Gross Profit. Gross profit of $144.8 million for the nine months ended September 30, 2009 increased $10.9 million or 8%, from $133.9 million for the nine months ended September 30, 2008. This increase was primarily due to $26.7 million of contribution from improved project execution combined with the higher revenue in our Integrated Engineered Solutions business segment. This increase was partially offset by $9.1 million of lower contribution in our Standard & Traditional segment and $6.7 million lower contribution in our field service and fabrication operations in the Automation & Controls segment primarily due to the lower sales described above.

Segment Profit. Segment profit of $47.2 million for the nine months ended September 30, 2009 increased $6.9 million, or 17%, from $40.4 million for the nine months ended September 30, 2008. This increase was primarily due to the $10.9 million of higher gross profit contribution offset by a $4.0 million increase in operating expenses. The increase in operating expense consisted primarily of $4.2 million of higher selling, pre-order engineering and other support activities related to the increased business activities, of which approximately $600,000 related to our acquisition of Connor Sales Company, and approximately $870,000 was related to severance benefits paid to our employees resulting from a reduction in our workforce as we continue to monitor and adjust our staffing needs to current market conditions. Additionally, there were approximately $1.8 million of higher product development costs as it relates to the higher volume of research and development projects, $3.6 million of investment banking and legal costs related to the previously announced merger with Cameron, approximately $3.6 million related to the non-capital portion of our EBS system implementation and $700,000 related to higher noncontrolling interest costs associated with the increased sales in our international joint ventures. These increases were partially offset by $9.9 million of costs incurred in the nine months ended September 30, 2008 related to legal and compliance related costs.

Integrated Engineered Solutions

	Nine Months Ended September 30,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue	$223,545	$151,958	$71,587	47%
Cost of goods sold and services	143,560	98,670	44,890	45%

Gross profit	$79,985	$53,288	$26,697	50%
Operating expenses	37,437	34,997	2,440	7%

Segment profit	$42,548	$18,291	$24,257	133%

Gross profit percentage	36%	35%	1%	3%
Segment profit percentage	19%	12%	7%	58%

Revenue. Revenue of $223.5 million for the nine months ended September 30, 2009 increased by approximately $71.6 million, or 47%, from $152.0 million for the nine months ended September 30, 2008. This increase was primarily due to $47.4 million in higher revenue from our US engineered projects activity as a result of both higher oil and water technology and gas technology project bookings recorded in the latter months of 2008 and $24.6 million of increased sales in our international engineered projects business primarily driven by the revenue runoff of $6.9 million on a UK project, $14.3 million of higher sales in Japan and $3.3 million of higher sales in Norway. Inter-segment revenue was $100,000 for the nine months ended September 30, 2009 compared to $554,000 for the nine months ended September 30, 2008.

Gross Profit. Gross profit of $80.0 million for the nine months ended September 30, 2009 increased $26.7 million, or 50%, from $53.3 million for the nine months ended September 30, 2008. This increase was primarily due to the higher revenue in our US and international engineered solutions business discussed above.

Segment Profit. Segment profit of $42.5 million for the nine months ended September 30, 2009 increased approximately $24.3 million from $18.3 million for the nine months ended September 30, 2008. This increase was primarily due to the $26.7 million of higher gross profit contribution offset by a $2.4 million increase in operating expenses. The increase in operating expense consisted primarily of $3.4 million of higher selling and other support activities related to the increased business activities combined with approximately $950,000 related to higher noncontrolling interest costs associated with the increased sales in our international joint venture in Japan, $1.2 million of investment banking and legal costs related to the proposed merger with Cameron and approximately $1.0 million related to the non-capital portion of our EBS system implementation. These increases were partially offset with $4.1 million of costs incurred in the nine months ended September 30, 2008 related to legal and compliance related costs.

Standard & Traditional

	Nine Months Ended September 30,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue	$201,135	$252,654	$(51,519)	(20)%
Cost of goods sold and services	145,020	187,476	(42,456)	(23)%

Gross profit	$56,115	$65,178	$(9,063)	(14)%
Operating expenses	48,650	48,085	565	1%

Segment profit	$7,465	$17,093	$(9,628)	(56)%

Gross profit percentage	28%	26%	2%	8%
Segment profit percentage	4%	7%	(3)%	(43)%

Revenue. Revenue of $201.1 million for the nine months ended September 30, 2009 decreased $51.5 million, or 20%, from $252.7 million for the nine months ended September 30, 2008. This decrease was primarily due to the lower sales of our Standard & Traditional equipment, parts and services across our US branch network of $39.1 million, decreased export sales of $3.8 million as a result of slower international aftermarket activity, a decrease in Canadian sales of $12.4 million, and a decrease in Latin America sales of $2.0 million. These decreases were partially offset by $5.8 million of added sales from Connor Sales Company acquired in the third quarter of the previous year. Inter-segment revenue was $1.1 million for the nine months ended September 30, 2009 compared to $846,000 for the nine months ended September 30, 2008.

Gross Profit. Gross profit of $56.1 million for the nine months ended September 30, 2009 decreased $9.1 million from $65.2 million for the nine months ended September 30, 2008. Of this decrease, $11.5 million was primarily due to the lower product sales and services across the US, Canada, and Latin America, partially offset by $2.5 million incremental margin contribution from Connor Sales Company, acquired the third quarter of 2008. Gross profit percentage was up 2% due to the product mix as a result of a shift in sales of products and services with higher gross profit.

Segment Profit. Segment profit of $7.5 million for the nine months ended September 30, 2009 decreased by $9.6 million, or 56%, from $17.1 million for the nine months ended September 30, 2008. This decrease was primarily due to the $9.1 million of lower gross profit contribution combined with an increase of $565,000 in operating expense. The increase in operating expense consisted of $1.8 million of investment banking and legal costs related to the proposed merger with Cameron, $2.1 million related to the non-capital portion of our EBS system implementation, $1.1 million of higher product development costs related to the higher volume of research and development projects and $250,000 of higher corporate support costs. These increases were partially offset by $4.5 million of costs incurred in the nine months ended September 30, 2008 related to legal and compliance related costs and approximately $200,000 of lower direct operating costs related to the reduction in labor force, elimination of higher cost contract labor and other expenses as a result of cost initiatives due to lower levels of business activities.

Automation & Controls

	Nine Months Ended September 30,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentages)
Revenue	$53,073	$71,727	$(18,654)	(26)%
Cost of goods sold and services	44,334	56,256	(11,922)	(21)%

Gross profit	$8,739	$15,471	$(6,732)	(44)%
Operating expenses	11,517	10,481	1,036	10%

Segment profit	$(2,778)	$4,990	$(7,768)	(156)%

Gross profit percentage	16%	22%	(6)%	(27)%
Segment profit percentage	(5)%	7%	(12)%	(171)%

Revenue. Revenue of $53.1 million for the nine months ended September 30, 2009 decreased approximately $18.6 million, or 26% from $71.7 million for the nine months ended September 30, 2008. Revenues were down primarily due to the $21.5 million decrease in sales associated with the completion of the Kazakhstan work as of December 31, 2008, coupled with $5.2 million of lower project shop sales associated with an overall decrease in activity resulting from customer deferrals and project delays and a $400,000 decrease in Angola due to customer staffing reductions on field service work. These decreases were partially offset by approximately $8.5 million in additional revenue associated with our expansion into the process analytical business during the fourth quarter of 2008.

Gross Profit. Gross profit of $8.7 million decreased by approximately $6.7 million, or 44%, for the nine months ended September 30, 2009 from $15.5 million for the nine months ended September 30, 2008. This decrease was primarily due to the $8.4 million of lower contribution from field service activities in Kazakhstan as a result of closing down operations as of December 31, 2008. This decrease was partially offset by $1.4 million of higher contributions related to the sales from our process analytical business and approximately $300,000 of higher contributions from higher margin project shop sales. Gross profit percentage was down compared to 2008, primarily due to product mix which included a lower percentage of higher margin field service sales, primarily as a result of closing down Kazakhstan activities at the end of 2008.

Segment Profit. Segment loss was $2.8 million for the nine months ended September 30, 2009 compared to a profit of $5.0 million for the nine months ended September 30, 2008. This decrease of $7.8 million was primarily due to the $6.7 million decrease in gross profit contribution offset by an increase of $1.0 million in operating expenses. The increase in operating expense was primarily related to approximately $750,000 increase in direct operating expenses, primarily in selling and other direct support costs combined with $577,000 of investment banking and legal costs related to the proposed merger with Cameron, approximately $300,000 related to the non-capital portion of our EBS system implementation, approximately $250,000 of higher product development costs as it relates to the higher volume of research and development projects and approximately $460,000 of higher corporate support costs. These increases were partially offset by $1.3 million of costs incurred in the nine months ended September 30, 2008 related to legal and compliance related costs.

Other Items

Selling, General and Administrative Expense. Selling, general and administrative expense was $95.3 million for the nine months ended September 30, 2009, an increase of $3.5 million, or 3.8%, compared to $91.8 million for the nine months ended September 30, 2008. The increase in operating expense consisted primarily of $4.4 million of higher selling, pre-order engineering and other support activities related to the increased business activities, of which approximately $600,000 related to our acquisition of Connor Sales Company, and approximately $870,000 related to severance benefits paid in connection with workforce reduction based on current market conditions. Additionally, there were $1.8 million of higher product development costs related to a higher volume of research and development projects, $3.6 million of investment banking and legal costs related to the proposed merger with Cameron and $3.6 million related to the non-capital portion of our EBS system implementation. These increases were partially offset by $9.9 million of costs incurred in the nine months ended September 30, 2008 related to legal and compliance related costs. Of this amount, $4.1 million, $4.5 million and $1.3 million was allocated to the Integrated Engineered Solutions, Standard & Traditional and Automation & Controls segments, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense was $9.6 million and $7.1 million for the nine months ended September 30, 2009 and 2008, respectively. The $2.5 million increase was primarily due to amortization of intangible assets associated with our acquisitions of Connor Sales Company in September 2008 and Linco-Electromatic in late January 2008 as well as the depreciation of operating equipment and leasehold improvements made during 2008.

Interest Expense. Interest expense was $700,000 for the nine months ended September 30, 2009 which included interest on borrowings under our revolving credit facility and commitment fees paid for the unused portion of the Company’s lines of credit of approximately $472,000 and amortization of deferred financing costs of $228,000. Interest expense was $433,000 for the nine months ended September 30, 2008 which included interest paid on borrowings under our revolving credit facility and commitment fees paid for the unused portion of the Company’s lines of credit of approximately $333,000 and amortization of deferred financing costs of $100,000.

Interest Income. Interest income was $54,000 and $813,000 for the nine months ended September 30, 2009 and 2008, respectively. The decrease of $759,000 from the prior year period resulted from a decrease in invested cash which was cash used for the Connor Sales Company acquisition and the purchase of company stock under our share repurchase program, along with a reduction of investment yields due to lower short term interest rates.

Other, net. Other, net was an expense of $565,000 for the nine months ended September 30, 2009, primarily consisting of net realized and unrealized foreign exchange transaction gains compared to a net expense of $237,000 for the nine months ended September 30, 2008 primarily as a result of net realized and unrealized foreign exchange translation losses.

Income Tax Provision. Income tax expense included in net income attributable to NATCO, for the nine months ended September 30, 2009 was $13.0 million compared to $11.8 million for the nine months ended September 30, 2008. The change in tax expense was primarily attributable to an increase in pre-tax income to $36.4 million for the nine months ended September 30, 2009 from pre-tax income of $33.4 million for the nine months ended September 30, 2008. The effective tax rate for the nine months ended September 30, 2009 was 35.7% compared to 35.3% for the nine months ended September 30, 2008.

Preferred Stock Dividends. We recorded preferred stock dividends of zero and $248,000 for the nine months ended September 30, 2009 and 2008, respectively. The decrease was due to the conversion of all remaining series B convertible preferred stock into common shares on March 25, 2008.

Bookings and Backlog

The Company’s bookings for the three months ended September 30, 2009 and 2008 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited, in thousands)		(unaudited, in thousands)
Bookings:
Integrated Engineered Solutions	$26,203	$86,737	$165,898	$270,495
Standard & Traditional	51,699	116,934	154,215	298,214
Automation & Controls	15,022	18,515	56,725	68,339

Total bookings	$92,924	$222,186	$376,838	$637,048

The decrease in bookings for the Integrated Engineered Solutions segment for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily driven by lower project award activity and customers delaying or postponing certain projects into 2010, coupled with the receipt of two large project bookings in the third quarter 2008. The decrease in bookings for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily driven by reduced oil and water technology project bookings in the US and UK.

The decrease in bookings for the Standard & Traditional segment for both the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 was primarily due to the continued decline in well completion activity combined with certain project cancellations by one of our customers in Canada, partially offset by the incremental bookings from our Linco and Connor Sales Company acquisitions.

The decrease in bookings for our Automation & Controls segment for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to the reduction in international field service activities resulting from the closure of our operations in Kazakhstan. The decrease in bookings for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily related to the reduction in international field service activities resulting from the closure of our operations in Kazakhstan partially offset by a booking of a large chemical injection package unit.

The Company’s backlog as of September 30, 2009 and 2008 was:

	Nine Months Ended September 30,		Change	Percentage Change
	2009	2008
	(unaudited)
	(in thousands, except percentage change)
Backlog:
Integrated Engineered Solutions	$138,683	$215,254	$(76,571)	(36)%
Standard & Traditional	34,395	113,415	(79,020)	(70)%
Automation & Controls	11,379	7,366	4,013	54%

Total backlog	$184,457	$336,035	$(151,578)	(45)%

Liquidity and Capital Resources

Cash and Cash Equivalents

Working Capital

Working capital, excluding cash and cash equivalents, decreased to $49.9 million at September 30, 2009 from $68.1 million at December 31, 2008. The $18.2 million decrease in working capital was primarily attributable to a $49.3 million decrease in trade accounts receivable, a $10.9 million decrease in inventory and the combination of various net asset decreases of $3.6 million, partially offset by a $3.1 million increase in costs and estimated earnings on uncompleted projects, a $22.3 million decrease in accounts payable, a $31.1 million decrease in billings on uncompleted projects and a $11.2 million increase in accrued expenses income taxes payable.

The $49.3 million decrease in accounts receivable resulted from several major projects concluding in the early part of the year combined with a conversion of milestone billings on other large engineered equipment projects to cash primarily in the US, Canada and Japan and a result of lower invoicing associated with the slower market conditions from our Standard & Traditional equipment and services throughout North America. The $10.9 million decrease in inventory was primarily related to reductions in work-in-process as a direct result of managing inventory levels to the current demand for our products. The $3.1 million increase in costs and estimated earnings in excess of billings and the $31.1 million decrease in billings on uncompleted projects were primarily associated with the timing of contractual milestone billings compared to progress recognized on certain large engineered equipment projects. The $22.3 million decrease in accounts payable was primarily due to the timing of paying our vendors and subcontract fabricators associated with significant materials received late in the fourth quarter of 2008 related to our large engineered equipment projects that were paid during the nine months ended September 30, 2009. The $11.2 million increase in accrued expenses was primarily due to project cost accruals related to ongoing projects.

Cash Flow

	For the Nine Months Ended September 30,
	2009	2008
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$67,570	$24,948
Investing activities	(30,326)	(79,618)
Financing activities	(16,802)	7,062
Effect of exchange rate changes on cash and cash equivalents	768	(265)

Net increase (decrease) in cash and cash equivalents	$21,210	$(47,873)

Net cash provided by operating activities for the nine months ended September 30, 2009 was $67.6 million compared to $24.9 million for the nine months ended September 30, 2008. The $42.7 million increase in net cash provided by operating activities was primarily a result of the changes in working capital items, excluding cash and cash equivalents in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 resulting in a net increase in cash provided by working capital of $35.3 million and $6.7 million increase in other items, primarily consisting of $4.0 million in additional deferred tax expense and $2.5 million of higher depreciation and amortization expense.

Management believes that the remaining unbilled costs and estimated earnings in excess of billings will be billed in subsequent periods and are collectible. Of the $35.1 million of costs and estimated earnings in excess of billings at September 30, 2009, $16.3 million was subsequently billed in October 2009.

Net cash used in investing activities was $30.3 million and $79.6 million for the nine months ended September 30, 2009 and 2008, respectively. The primary use of funds for the nine months ended September 30, 2009 was for capital expenditures, of which $23.1 million was used for growth initiatives and productivity improvements and $7.6 million was used for maintenance capital expenditures that replaced or enhanced the useful lives of our fixed assets, offset by a purchase price adjustment of $192,000 for Linco-Electromatic Inc. and proceeds from sales of property, plant and equipment of $273,000. The primary uses of funds for the nine months ended September 30, 2008 were related to the net cash payment of $60.9 million associated with our acquisition of Linco-Electromatic Inc. and $18.8 million of capital expenditures, of which approximately $13.8 million was used for growth initiatives and $5.0 million was used for maintenance capital expenditures that replaced or enhanced the useful lives of our fixed assets.

Net cash used in financing activities for the nine months ended September 30, 2009 was $16.8 million. The primary uses of cash for the nine months ended September 30, 2009 included $13.0 million to repay borrowings under our credit facility, $4.5 million in bank overdrafts and $469,000 to repurchase shares under our share repurchase program. This was partially offset by $1.1 million in proceeds from stock issuance related to stock options. Net cash provided by financing activities for the nine months ended September 30, 2008 was $7.1 million. The primary sources of cash for the nine months ended September 30, 2008 included $10.0 million in borrowings under our credit facility, $1.5 million in proceeds from stock issuance related to stock options, and $553,000 of excess tax benefit of share-based compensation. This was partially offset by $3.7 million in bank overdrafts, $1.1 million in treasury shares acquired and $248,000 in dividends paid.

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

As of September 30, 2009, we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the design and operation effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of such disclosure controls and procedures are met.

Changes in internal control over financial reporting

In the third quarter of 2009, we deployed certain new business processes and functionality of the Enterprise Business System related to our various operational functions in the United States. In doing so, we have been and will continue modifying and enhancing our internal controls as a result of and in connection with the implementation of the new processes, system controls and functionality.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In November 2008, the Board of Directors approved a share repurchase program to acquire up to $25.0 million of our common stock. The shares may be purchased from time to time at prevailing prices in the open market, in block transactions, in privately negotiated transactions, or in accelerated share repurchase programs. The Company has agreed not to purchase any of its shares under this program in its merger agreement with Cameron.

The following table summarizes the surrenders and repurchases of the Company’s equity securities during the three months ended September 30, 2009:

Period	Total Number of Shares Purchased Outside of Publicly Announced Program	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(3)
July 1 to 31, 2009(1)	4,120	$—	—	$—
August 1 to 30, 2009(1)	2,030	—	—	—
September 1 to 30, 2009(1)	7,600	—	—	—

Three months ended September 30, 2009	13,750	$—	—	$20,317,950

(1)

These acquisitions of equity securities were the result of the cancellation of 13,750 restricted shares upon cessation of employment prior to the time restrictions lapsed, each pursuant to the terms of the Company’s shareholder approved equity compensation plans and the terms of the equity grants pursuant to those plans.

(2)	Excludes canceled restricted stock, since the purchase price is zero.
(3)

The original program adopted in November 2008, which expires in October 2009, allowed for the repurchase of $25.0 million of our common stock. The Merger Agreement prohibits us from making any repurchases prior to the closing date.

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

NATCO GROUP INC.

Date: November 9, 2009	By:	/S/ JOHN U. CLARKE
John U. Clarke Chairman of the Board and Chief Executive Officer

Date: November 9, 2009	By:	/S/ C. ANDREW SMITH
C. Andrew Smith Senior Vice President-Finance and Chief Financial Officer